Form 10-Q
period 2011-09-30
MAGELLAN GOLD Corp
filed 2011-11-14
CIK 1515317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number: 333-174287

MAGELLAN GOLD CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-3566922
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

P.O. Box 114, 60 Sea Walk Drive, The Sea Ranch, CA 95497	95687
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (707) 884-3766

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

On November 14, 2011 there were 33,000,000 shares of the registrant’s common stock, $.0001 par value, outstanding.

MAGELLAN GOLD CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MAGELLAN GOLD CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

(unaudited)

	September 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$779	$41,814
Total current assets	779	41,814

Mineral rights	82,507	39,221
Total assets	$83,286	$81,035

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$42,605	$7,441
Due to related parties	3,122	—
Notes payable - related parties	60,000	—
Total current liabilities	105,727	7,441

Commitments and contingencies

Shareholders’ (deficit) equity:
Preferred shares, $.001 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $.001 par value, 100,000,000 shares authorized; 33,000,000 shares outstanding; 33,000,000 and 0 shares issued, respectively	33,000	33,000
Additional paid-in capital	49,500	49,500
Accumulated deficit - exploration stage	(104,941)	(8,906)
Total shareholders’ (deficit) equity	(22,441)	73,594
Total liabilities and shareholders’ (deficit) equity	$83,286	$81,035

The accompanying notes are an integral part of these unaudited financial statements.

MAGELLAN GOLD CORPORATION

(An Exploration Stage Company)

STATEMENTS OF EXPENSES

(UNAUDITED)

	Three Months Ended	Inception of Exploration Stage (September 28, 2010) through	Nine Months Ended	Inception of Exploration Stage (September 28, 2010) through	Inception of Exploration Stage (September 28, 2010) through
Operating expenses:	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
Exploration costs	$1,300	$—	$8,379	$—	$8,880
General and administrative expenses	36,865	1,623	87,271	1,623	95,676
Total operating expenses	38,165	1,623	95,650	1,623	104,556

Operating loss	(38,165)	(1,623)	(95,650)	(1,623)	(104,556)

Other (expense) income:
Interest expense – related parties	(385)	—	(385)	—	(385)

Net loss	$(38,550)	$(1,623)	$(96,035)	$(1,623)	$(104,941)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$—

Weighted average common shares outstanding – basic and diluted	33,000,000	—	33,000,000	—

The accompanying notes are an integral part of these unaudited financial statements.

MAGELLAN GOLD CORPORATION

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Inception of Exploration Stage (September 28, 2010) through	Inception of Exploration Stage (September 28, 2010) through
	September 30, 2011	September 30, 2010	September 30, 2011
Cash flows from operating activities:
Net loss	$(96,035)	$(1,623)	$(104,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	20,164	15,730	42,605
Accrued liabilities	—	15,849	—
Due to related parties	3,122	1,623	21,602
Net cash used in operating activities	(72,749)	31,579	(40,734)

Cash flows from investing activities:
Acquisition of mineral rights	(28,286)	(31,579)	(82,507)
Net cash used in investing activities	(28,286)	(31,579)	(82,507)

Cash flows from financing activities:
Proceeds from notes payable to related parties	60,000	—	60,000
Proceeds from sale of common stock	—	—	64,020
Net cash provided by financing activities	60,000	—	124,020

Net (decrease) increase in cash	(41,035)	—	779
Cash and cash equivalents, beginning of period	41,814	—	—
Cash and cash equivalents, end of period	$779	$—	$779

Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	—	—	—

Supplemental disclosure of non-cash investing and financing activities:
Increase in accounts payable applicable to acquisition of mineral rights	$15,000	$—	$15,000
Common stock issued for due to related parties	—	—	18,480

The accompanying notes are an integral part of these unaudited financial statements.

MAGELLAN GOLD CORPORATION

(An Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

We use the terms “Magellan,” “we,” “our,” and “us” to refer to Magellan Gold Corporation.

Note 1 – Nature and Continuance of Operations:

We were incorporated on September 28, 2010, in Nevada. We are an exploration stage company and our principal business is the acquisition and exploration of mineral resources. We have not presently determined whether the properties to which we have mining rights contain mineral reserves that are economically recoverable.

We have only recently begun operations and we rely upon the sale of our securities and borrowings from significant shareholders to fund our operations as we have not generated any revenue. We have a “going concern” uncertainty as of the date of our most recent financial statements.

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to meet our obligations and continue our operations during the next twelve months. Asset realization values may be significantly different from carrying values as shown on our financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At September 30, 2011, we had not yet achieved profitable operations and we have accumulated losses of $104,941 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock and loans from officers, directors or significant shareholders. Currently, there are no arrangements in place for equity funding or loans.

Note 2 – Summary of Significant Accounting Policies:

Interim Reporting

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2011, are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the period ended December 31, 2010, contained in our Form S-1, as amended, filed on July 25, 2011.

Reclassifications

We reclassified cash flows applicable to advances to / from related parties from investing activities and financing activities to operating activities in our condensed statements of cash flows to more properly reflect the day-to-day nature of these transactions.  There was no impact to our net loss or financial position as a result of these reclassifications.

Recently Adopted Accounting Standards

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

Note 3 – Mineral Rights:

As of September 30, 2011 and December 31, 2010, our mineral rights consist of the following:

	September 30, 2011	December 31, 2010

Secret Canyon Claims	$69,729	$33,722
Randall Claims	8,307	1,798
Pony Express Claims	4,471	3,701
Total Mining Rights	$82,507	$39,221

Secret Canyon Claims

On March 15, 2011, we purchased a six month Option to explore a group of nine patented claims in Washoe County, Nevada, included as part of our Secret Canyon Claims, along with the right to renew the Option for an additional six months. The Option also granted us the right to enter into a Mining Lease during the Option period.

The following is a summary of the material provisions of the Option:

•

The Option commenced March 15, 2011, and had an initial term of six months for a payment of $5,000 and a work commitment of $25,000.

•

The Option could be extended for an additional six months for a payment of $10,000 and an additional work commitment of $25,000.

•

During the Option term we have the right to enter into a 10 year Mining Lease.

•

Lease payments are due in advance on the date the Option to Lease is exercised and on the second anniversary of the Lease and each year thereafter as follows:

o

$35,000 is due on the date the Option to Lease is exercised;

o

$40,000 is due on the second anniversary of the Lease;

o

$65,000 is due on the third anniversary of the Lease;

o

$120,000 is due on the fourth anniversary of the Lease and each year thereafter during the term of the Lease.

•

During the term of the Lease, the lessor will receive a production royalty of four percent of gross smelter returns (“GSR”).

•

In the event that GSR payments plus Lease and Option payments total $5,000,000, the lessor shall convey the mining claims to us.

•

We are responsible for any reclamation costs applicable to areas disturbed during our exploration, development and mining activities.

•

We have the right to terminate the Lease at any time.

•

We have the right to extend the Lease term for an additional 10 years.

On September 15, 2011, we extended the Option until March 15, 2012, by paying the lessor $10,000. This payment was capitalized as an increase to mineral rights in our condensed balance sheets. The lessor also agreed to waive the $25,000 work commitment during the first six months of the Option term and agreed to modify the work commitment from $25,000 to $50,000 during the second six months of the Option term.

On September 28, 2010, we entered into a mining lease (the “Secret Canyon Claims Lease”) which granted us a 10 year lease giving us the right to explore, develop and conduct mining operations on a group of unpatented lode mining claims, included as part of our Secret Canyon Claims, situated in Washoe County, Nevada. Under the terms of the lease, the lessor will receive a production royalty of up to three percent of net smelter returns. The lease requires us to make annual advance minimum royalty payments to the lessor ranging from $20,000 to $50,000 per year over the life of the lease. We have the right to extend the lease term for an additional 10 years.

On September 30, 2011, we entered into the First Amendment to the Secret Canyon Claims Lease which allows us to pay our 2011 advance minimum royalty payment in two installments of $10,000 each on September 30, 2011, and December 31, 2011. The first installment of $10,000 was capitalized as an increase to mineral rights in our condensed balance sheets.

Randall Claims

On October 2, 2010, we were assigned a mining lease from John C. Power our President and director, which granted us the remaining term of a 10 year lease executed on August 18, 2010, giving us the right to explore, develop and conduct mining operations on a group of unpatented lode mining claims (the “Randall Claims”) situated in Churchill County, Nevada. Under the terms of the lease, the lessor will receive a production royalty of up to three percent of net smelter returns. The lease requires us to make annual advance minimum royalty payments to the lessor ranging from $10,000 to $50,000 per year over the life of the lease. We have the right to extend the lease term for an additional 10 years.

On September 30, 2011, we entered into the Second Amendment to the Randall Claims Lease which allows us to pay our 2011 advance minimum royalty payment in two installments of $5,000 each on September 30, 2011, and December 31, 2011. The first installment of $5,000 was capitalized as an increase to mineral rights in our condensed balance sheets.

Pony Express Claims

On November 18, 2010, we filed two unpatented lode mining claims (the “Pony Express Claims”) giving us the right to explore, develop and conduct mining operations on these claims located in Churchill County, Nevada.

Note 4 – Notes Payable – Related Parties:

Effective August 23, 2011, we entered into an unsecured loan from Mr. Power, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and the principal plus all accrued interest are due on January 1, 2013.

Effective August 23, 2011, we entered into an unsecured loan from John D. Gibbs, a significant investor, evidenced by a $40,000 promissory note. The promissory note bears interest at 6% per annum and the principal plus all accrued interest are due on January 1, 2013.

Note 5 – Related Party Transactions:

Conflicts of Interests

Athena Silver Corporation is a company under common control. Mr. Power is also a director and CEO of Athena. Mr. Gibbs is a significant investor in both Magellan and Athena. Magellan and Athena are both exploration stage companies involved in the business of acquisition and exploration of mineral resources.

Silver Saddle Resources, LLC is also a company under common control. Mr. Power and Mr. Gibbs are significant investors and managing members of Silver Saddle. Magellan and Silver Saddle are both exploration stage companies involved in the business of acquisition and exploration of mineral resources.

The existence of common ownership and common management could result in significantly different operating results or financial position from those that could have resulted had Magellan, Athena and Silver Saddle been autonomous. . In addition, the common ownership could result in significant conflicts of interest both in terms of the allocation of working capital as well as under the doctrine of corporate opportunity, inasmuch as all three entities are engaged in mineral exploration in the United States.  To address the potential of these conflicts of interest, Messrs. Power and Gibbs have adopted the following policies:  opportunities to acquire potential resource will first be analyzed by Silver Saddle which may undertake claim acquisition and/or staking and grass roots evaluation.  If a property is deemed viable, it will be offered to Magellan if its primary resource is gold, and will be offered to Athena if its primary resource is silver.  In each instance, a determination will be made if Magellan or Athena, as the case may be, has or can reasonably expect to acquire sufficient capital to undertake the exploration and development of the property.  If an opportunity is assigned to Magellan or Athena, the terms of assignment will be (i) the amount expended by Silver Saddle on the property, including all acquisition and exploration costs, plus (ii) a 2% net smelter return royalty on all future production.  If it is determined that neither Athena nor Magellan has the capital to undertake a new acquisition, Silver Saddle will either abandon the claims or undertake  further exploration  itself or it will attempt to identify another buyer.

While the foregoing will mitigate the conflicts of interest inherent in the interlocking interests, it will not eliminate all potential future conflicts.  Investors in Magellan should be cognizant that the interests of Magellan may, in the future, be in conflict with the other activities of Magellan’s control persons.

Management Fees

On January 1, 2011, we entered into a month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Magellan. During the three and nine months ended September 30, 2011, we incurred $7,500 and $22,500, respectively, of management fees to Mr. Power and these costs are included in general and administrative expenses in our condensed statement of operations.

Due to Related Parties

Accounts payable, accrued interest payable and unsecured, non-interest bearing advances from related parties are included in due to related parties in our condensed balance sheets as follows:

	September 30, 2011	December 31, 2010

Accounts payable – Mr. Power	$2,237	$—
Accrued interest payable – related parties	385	—
Advances payable – Mr. Power	500	—
Due to related parties - total	$3,122	$—

Due from Related Parties

During February and March 2011 we made non-interest bearing advances to related parties and received repayments during the same period as follows:

	Advances	Repayments

Athena Silver Corporation	$10,000	$10,000
Mr. Power	6,000	6,000
	$16,000	$16,000

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Magellan,” “we,” “our,” and “us” to refer to Magellan Gold Corporation.

The following discussion should be read in conjunction with our condensed financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q. The discussion of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Forward-Looking Statements

Some of the information presented in this Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, statements that include terms such as “may,” “will,” “intend,” “anticipate,” “estimate,” “expect,” “continue,” “believe,” “plan,” or the like, as well as all statements that are not historical facts.  Forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from current expectations.  Although we believe our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from expectations.

All forward-looking statements speak only as of the date on which they are made.  We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview

We were incorporated on September 28, 2010, in Nevada. We are an exploration stage company and our principal business is the acquisition and exploration of mineral resources. We have not presently determined whether the properties to which we have mining rights contain mineral reserves that are economically recoverable.

We have only recently begun operations and we rely upon the sale of our securities and borrowings from significant investors to fund our operations as we have not generated any revenue.

During 2011 we began pre-exploration work on our Secret Canyon Claims including soil sampling and the development of an assay grid on our patented claims under the Option.

Our primary focus during the next twelve months will be to acquire, explore, and if warranted and feasible, permit and develop our mineral properties.

Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing in Part I. Item 1 of this report.

Results of Operations for the Three Months Ended September 30, 2011, and for the Period from our Inception, September 28, 2010, through September 30, 2010:

Operating expenses

During the three months ended September 30, 2011, our total operating expenses were $38,165 as compared to $1,623 during the period from our inception through September 30, 2010.

Operating expenses during the third quarter 2011 included $1,300 of exploration costs and $36,865 of general and administrative expenses. General and administrative expenses included professional fees, comprised of legal, accounting and audit fees, totaling $15,586, management fees to John C. Power, our President and director, totaling $7,500 and other general and administrative expenses of $13,780.

Operating expenses during the period from our inception through September 30, 2010, were comprised of $1,623 of legal fees and travel-related expenses during the period.

Net loss

Our net loss for the three months ended September 30, 2011, was $38,550 as compared to a net loss of $1,623 during the period from our inception through September 30, 2010.

Results of Operations for the Nine Months Ended September 30, 2011, and for the Period from our Inception, September 28, 2010, through September 30, 2010:

Operating expenses

During the nine months ended September 30, 2011, our total operating expenses were $95,650 as compared to $1,623 during the period from our inception through September 30, 2010.

Operating expenses during the nine months ended September 30, 2011, included $8,379 of exploration costs and $87,271 of general and administrative expenses. General and administrative expenses included professional fees, comprised of legal, accounting and audit fees, totaling $50,263, management fees to Mr. Power totaling $22,500 and other general and administrative expenses of $14,508.

Operating expenses during the period from our inception through September 30, 2010, were comprised of $1,623 of legal fees and travel-related expenses during.

Net loss

Our net loss for the nine months ended September 30, 2011 was $90,035 as compared to a net loss of $1,623 during the period from our inception through September 30, 2010.

Liquidity and Capital Resources:

We intend to meet our cash requirements for the next 12 months through a combination of debt and equity financing by way of private placements. We currently do not have any arrangements in place to complete private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

Our primary priority is to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on exploration and development of our mineral properties. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Nine Months Ended September 30, 2011	Inception of Exploration Stage (September 28, 2010) through September 30, 2010

Net cash used in (provided by) operating activities	$(72,749)	$31,579
Net cash used in investing activities	(28,286)	(31,579)
Net cash provided by financing activities	60,000	—

Net decrease in cash	(41,035 }	—
Cash and cash equivalents, beginning of period	41,814	—
Cash and cash equivalents, end of period	$779	$—

Nine months ended September 30, 2011

As of September 30, 2011, we had $779 in cash and $44,948 negative working capital. During the nine months ended September 30, 2011, we experienced a $41,035 net decrease in cash.

Net cash used in operating activities during the nine months ended September 30, 2011, was $72,749 and was comprised of our $96,035 net loss during the period offset by a $20,164 increase in accounts payable applicable to operating activities and a $3,122 increase in amounts due to related parties.

We used $28,286 of cash in investing activities during the period comprised of: $5,000 to acquire an option to explore and lease claims in Washoe County, Nevada; $10,000 to renew this option for an additional six months; $12,818 for state and county filing and recording fees; and $468 in legal fees.

Borrowings from Mr. Power and Mr. Gibbs in August 2011 provided $60,000 of cash from financing activities during the nine months ended September 30, 2011.

Period from inception (September 28, 2010) to September 30, 2010

We did not have any cash flows during the three-day period from our inception on September 28, 2010 to September 30, 2010.

Off Balance Sheet Arrangements

We do not have and have never had any off-balance sheet arrangements.

Recent Accounting Pronouncements:

Recently issued Financial Accounting Standards Board Accounting Standards Codification guidance has either been implemented or is not significant to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to management, including John C. Power, our Chief Executive Officer who is also our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management, including Mr. Power, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, Mr. Power concluded that the design and operation of our disclosure controls and procedures were effective as of such date to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures.

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on the effectiveness of disclosure controls and procedures in its periodic reports and an annual assessment of the effectiveness of its internal control over financial reporting in its annual report. Neither this report or our  first Annual Report on Form 10-K for the fiscal year ending December 31, 2011, will include a report of management's assessment regarding internal control over financial reporting due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, in our Annual Report on Form 10-K for the year ended December 31, 2012.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in our Prospectus filed on Form S-1, as amended, on July 25, 2011, except as follows:

Our principal shareholders and control persons are also principal shareholders and control persons of Athena and Silver Saddle, which could result in conflicts with the interests of minority stockholders.

Messrs. Gibbs and Power are control persons and principal shareholders of Magellan, Athena and Silver Saddle.  Magellan, Athena and Silver Saddle are engaged in mineral exploration activities, although in different geographical regions. While the geographical focus of the two companies is different, numerous conflicts could arise in the future.  For example, Messrs. Gibbs and Power have provided the majority of working capital for all three companies to date, and in the likely event that these companies require additional capital in the future, their resources may be inadequate to finance the activities of all. In addition, if new prospects become available, a conflict may exist with respect to which company to offer those opportunities. While Messrs. Gibbs and Power have developed a conflict of interest policy to mitigate the potential adverse effects of these conflicts, these conflicts represent a significant risk to the shareholders of the Company. Conflicts for access to limited resources and opportunities cannot be eliminated completely, and investors should be aware of their potential.

Our principal executive officer, Mr. Power, intends to devote only a limited amount of his time and attention to the business of the Company.

Mr. Power is the President and CEO of both Magellan and Athena.  He anticipates that he will only devote approximately 25% of his time and attention to the business of the Company.  This limited focus could result in significant delays in the Company’s exploration activities and ability to generate revenues and profits, if any, in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	Promissory Note Dated August 23, 2011, in favor of John C. Power (1)
10.2	Promissory Note Dated August 23, 2011, in favor of John D. Gibbs (1)
10.3	First Amendment to Mining Lease (Secret Claims)*
10.4	Second Amendment to Mining Lease (Randall Claims)*
31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
____________________
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-333-174287), filed August 23, 2011.
*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN GOLD CORPORATION

Dated: November 14, 2011.	By:	/s/ JOHN C. POWER
John C. Power
Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer