Form 10-K
period 2011-12-31
MAGELLAN GOLD Corp
filed 2012-03-30
CIK 1515317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 333-174287

             MAGELLAN GOLD CORPORATION
 (Name of Registrant in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-3566922 I.R.S. Employer Identification Number

2010A Harbison Drive # 312, Vacaville, CA  95687
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:   (707) 884-3766

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes [   ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [   ] No [ X ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X  ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of

Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant  to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained,  to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer [   ] (Do not check if a smaller reporting company) Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: All common equity was held by affiliates as of June 30, 2011.

The number of shares outstanding of the registrant’s common stock, as of March 26, 2012, is 38,000,000.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes:

None.

Safe Harbor for Forward-looking Statements

In General

This report contains statements that plan for or anticipate the future.  In this report, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like.

With respect to our mineral exploration business, these forward-looking statements include, but are not limited to, statements regarding the following:

*	the risk factors set forth below under “Risk Factors”;

*	risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions);

*	uncertainties inherent in our exploratory and developmental activities, including risks relating to permitting and regulatory delays;

*	our future business plans and strategies;

*	our ability to commercially develop our mining interests.;

*	changes that could result from our future acquisition of new mining properties or businesses;

*	expectations regarding competition from other companies;

*	effects of environmental and other governmental regulations;

*	the worldwide economic downturn and difficult conditions in the global capital and credit markets; and

*	our ability to raise additional financing necessary to conduct our business.

Forward looking statements may include estimated mineral reserves and resources which could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include:

*	the risk factors set forth below under “Risk Factors”;

*	changes in the market prices of precious minerals, including gold; and

*	uncertainties inherent in the estimation of ore reserves.

Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

In light of the significant uncertainties inherent in the forward-looking statements made in this prospectus, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

INTRODUCTION

About Our Company

Magellan Gold Corporation was formed and organized effective September 28, 2010, under the laws of the State of Nevada.  We are an exploration stage company and our principal business is the acquisition and exploration of mineral resources in Washoe and Churchill Counties, Nevada. We have not presently determined whether the properties to which we have mining rights contain mineral deposits that are economically recoverable.

We were formed and organized by Athena Silver Corporation (“Athena”), a Delaware corporation, and by John C. Power and John D. Gibbs, two of the control persons and principal shareholders of Athena. Effective September 2010, we issued an aggregate of 33 million shares of common stock to our founders in consideration of $.0025 per share:  30 million shares were issued to Messrs. Power and Gibbs and 3 million shares were issued to Athena. During 2011, the majority of the shares issued to Athena were distributed, in the nature of a spin-off dividend of such shares, to the shareholders of Athena, as of a Record Date of December 31, 2010, pro rata.

Our principal executive offices are currently located at 2010A Harbison Drive # 312, Vacaville, CA  95687.  Our telephone number is (707) 884-3766, and our Internet website is under development.

Conflicts of Interests

Athena is a company under common control. Mr. Power is our President and director and is also a director and CEO of Athena. Mr. Power and Mr. Gibbs are significant investors in both Magellan and Athena.

Silver Saddle Resources, LLC (“Silver Saddle”) is a private company under common control. Mr. Power and Mr. Gibbs are significant investors and managing members of Silver Saddle.

Magellan, Athena and Silver Saddle are exploration stage companies and each is involved in the business of acquisition and exploration of mineral resources.

The existence of common ownership and common management could result in significantly different operating results or financial position from those that could have resulted had Magellan, Athena and Silver Saddle been autonomous.  In addition, the common ownership could result in significant conflicts of interest both in terms of the allocation of working capital as well as under the doctrine of corporate opportunity, inasmuch as all three entities are engaged in mineral exploration in the United States.  Messr. Power and Gibbs have not adopted any policy or guidelines to mitigate the potential adverse effects of their conflicting interests between and among, Magellan, Athena and Silver Saddle.

While the foregoing may mitigate the conflicts of interest inherent in the interlocking interests, it will not eliminate all potential future conflicts.  Investors in Magellan should be cognizant that the interests of Magellan may, in the future, be in conflict with the other activities of Magellan’s control persons.

Our Properties

We have two significant mineral properties that we currently intend to engage in exploration activities and, if commercially recoverable deposits are found, mineral development activities.  To date, we have only begun preliminary exploration work.

Secret Canyon Claims:

We have a 10 year mining lease to explore, develop and conduct mining operations on 70 unpatented lode mining claims located in Washoe County, Nevada. We also have a one year option that expires March 15, 2012, to explore a group of nine patented claims and the right to enter into a 10 year mining lease with option to purchase this group of nine claims. The patented claims are surrounded by our unpatented claims. Together, these 79 claims are referred to as the “Secret Canyon Claims.”

Randall Claims:

We have a 10 year mining lease to explore, develop and conduct mining operations on 10 unpatented lode mining claims located in Churchill County, Nevada.

SUMMARY PROVISIONS OF MINERAL LEASES AND AGREEMENTS

Secret Canyon Claims Lease

On September 28, 2010, we entered into a 10 year Mining Lease (the “Secret Canyon Claims Lease”) giving us the right to explore, develop and conduct mining operations on a group of 70 unpatented lode mining claims situated in Washoe County, Nevada.

The following is a summary of the material provisions of the Secret Canyon Claims Lease:

•

The Lease commenced September 28, 2010, and has a term of 10 years.

•

In 2010 we paid the lessor cash in the amount of $15,730 as an advance minimum royalty and incurred $15,849 of additional advance minimum royalty costs for total consideration of $31,579 for the first year of the Lease.

•

In 2012 we paid the lessor cash in the amount of $20,000 as an advance minimum royalty for the second year of the Lease.

•

Additional advance minimum royalties are due as follows:

o

$30,000 is due on September 28, 2012;

o

$40,000 is due on September 28, 2013; and

o

$50,000 is due on September 28, 2014 and on September 28th each year thereafter during the term of the Lease.

•

During the term of the Lease, the lessor will receive a production royalty of three percent of net smelter returns.

•

The production royalty is applicable to an area of interest extending one mile beyond the exterior boundaries of the Lease.

•

We have the option to purchase up to two points (i.e. two percent) of the production royalty for $1.5 million per point.

•

The lessor will receive no production royalties until all advance royalty payments have been recaptured.

•

We are obligated to pay annual federal and state claim maintenance fees and taxes levied on any improvements we place on the property during the term of the Lease.

•

We are responsible for any reclamation costs applicable to areas disturbed during our exploration, development and mining activities.

•

We have the right to terminate the Lease at any time upon 30 days written notice.

•

We have the right to extend the Lease term for an additional 10 years.

Cowles Option

On March 15, 2011, we purchased a six month Option (the “Cowles Option” or “Option”) to explore a group of nine patented claims in Washoe County, Nevada, included as part of our Secret Canyon Claims, along with the right to renew the Option for an additional six months. The Option also granted us the right to enter into a Mining Lease during the Option period.

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

•

In the event that GSR payments plus Lease and Option payments total $5 million, the lessor shall convey the mining claims to us.

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

As of the date of this Report, the Option Agreement is in technical default by virtue of our not having made the March 15, 2012 Option payment and our failure to fulfill the work requirement by that date.  We have reached an agreement in principle with the lessor which, if executed, would (i) extend the Option period from March 15, 2012 to June 15, 2012 in consideration of a $10,000 payment and (ii) grant us the right to exercise the Option and enter into the Mining Lease by paying $25,000 on or before June 15, 2012.  There can be no assurance that the agreement in principle to amend the Option will be consummated; and our failure to consummate the amendment would result in a termination of the Option and our rights to explore or develop the Cowles property.

Randall Claims Lease

On October 2, 2010, we were assigned a Mining Lease (the “Randall Claims Lease”) from Mr. Power which granted us the remaining term of a 10 year Lease executed on August 18, 2010, giving us the right to explore, develop and conduct mining operations on 10 unpatented lode mining claims situated in Churchill County, Nevada.  Mr. Power had acquired the Randall Claims Lease on August 18, 2010, with the intention of assigning the Lease to Magellan after its formation.

The following is a summary of the material provisions of the Randall Claims Lease:

•

The Lease commenced August 18, 2010, and has a term of 10 years expiring August 17, 2020.

•

Advance minimum royalties are due on the first anniversary of the Lease and each year thereafter as follows:

o

$10,000 was due on August 18, 2011;

o

$20,000 is due on August 18, 2012;

o

$30,000 is due on August 18, 2013;

o

$40,000 is due on August 18, 2014; and

o

$50,000 is due on August 18, 2015 and on August 18th each year thereafter during the term of the Lease.

•

During the term of the Lease, the lessor will receive a production royalty of three percent of net smelter returns.

•

The production royalty is applicable to an area of interest extending one mile beyond the exterior boundaries of the Lease.

•

We have the option to purchase up to two points (i.e. two percent) of the production royalty for $1.5 million per point.

•

The lessor will receive no production royalties until all advance royalty payments have been recaptured.

•

We are obligated to expend at least $10,000 of exploration costs applicable to the property during the first year of the Lease. In the event that we spend less than $10,000, we are obligated to pay the lessor the difference between $10,000 and the actual amount we spent. Such amount, if any, was due on September 18, 2011.

•

In all subsequent years of the Lease term we are obligated to expend an amount equal to that year’s annual advance minimum royalty in exploration, development, mining or mineral processing costs. The excess of expenditures in one year can be carried forward to meet subsequent years’ obligations.

•

We are obligated to pay annual federal and state claim maintenance fees and taxes levied on any improvements we place on the property during the term of the Lease.

•

We are responsible for any reclamation costs applicable to areas disturbed during our exploration, development and mining activities.

•

We have the right to terminate the Lease at any time upon 30 days written notice.

•

We have the right to extend the Lease term for an additional 10 years.

On September 30, 2011, we entered into the Second Amendment to the Randall Claims Lease which allowed us to pay our 2011 advance minimum royalty payment in two installments of $5,000 each on September 30, 2011, and December 31, 2011. The amendment also allowed us to defer our $10,000 first year work obligation until December 31, 2011.

On December 30, 2011, we entered into the Third Amendment to the Randall Claims Lease which allows us to defer our $10,000 first year work obligation until June 30, 2012, and extends the due date for our $10,000 advance minimum royalty obligation until March 31, 2012.

Pony Express Claims

On November 18, 2010, we staked two unpatented lode mining claims (the “Pony Express Claims”) giving us the right to explore, develop and conduct mining operations on these claims located in Churchill County, Nevada.   As we staked the claims ourselves, there is no mineral lease governing our rights to explore the Pony Express Claims.

Unpatented Mining Claims:  The Mining Law of 1872

Except for the Cowles Option, our mineral rights consist of leases covering "unpatented" mining claims created and maintained in accordance with the U.S. General Mining Law of 1872, or the “General Mining Law.” Unpatented mining claims are unique U.S. property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. The validity of an unpatented mining claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law that supplement the General Mining Law. Also, unpatented mining claims and related rights, including rights to use the surface, are subject to possible challenges by third parties or contests by the federal government. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining claims. We have not filed a patent application for any of our unpatented mining claims that are located on federal public lands in the United States and, under possible future legislation to change the General Mining Law, patents may be difficult to obtain.

Our exploration, development and mining rights relate to unpatented mining claims covering federal lands in Nevada.  In addition to the terms of the leases covering the Secret Canyon Claims and Randall Claims, all of our Properties are held under and subject to the General Mining Law.

Location of mining claims under the General Mining Law, is a self-initiation system under which a person physically stakes an unpatented mining claim on public land that is open to location, posts a location notice and monuments the boundaries of the claim in compliance with federal laws and regulations and with state location laws, and files notice of that location in the county records and with the Bureau of Land Management (“BLM”). Mining claims can be located on land as to which the surface was patented into private ownership under the Stockraising Homestead Act of 1916, 43 U.S.C. §299, but the mining claimant cannot injure, damage or destroy the surface owner's permanent improvements and must pay for damage to crops caused by prospecting. Discovery of a valuable mineral deposit, as defined under federal law, is essential to the validity of an unpatented mining claim and is required on each mining claim individually. The location is made as a lode claim for mineral deposits found as veins or rock in place, or as a placer claim for other deposits. While the maximum size and shape of lode claims and placer claims are established by statute, there are no limits on the number of claims one person may locate or own. The General Mining Law also contains provision for acquiring five-acre claims of non-mineral land for millsite purposes. A mining operation typically is comprised of many mining claims.

The holder of a valid unpatented mining claim has possessory title to the land covered thereby, which gives the claimant exclusive possession of the surface for mining purposes and the right to mine and remove minerals from the claim. Legal title to land encompassed by an unpatented mining claim remains in the United States, and the government can contest the validity of a mining claim. The General Mining Law requires the performance of annual assessment work for each claim, and subsequent to enactment of the Federal Land Policy and Management Act of 1976, 43 U.S.C. §1201  et seq., mining claims are invalidated if evidence of assessment work is not timely filed with BLM. However, in 1993 Congress enacted a provision requiring payment of $140 per year claim maintenance fee in lieu of performing assessment work, subject to an exception for small miners having less than 10 claims. No royalty is paid to the United States with respect to minerals mined and sold from a mining claim.  In addition, in Nevada, holders of unpatented mining claims are required to pay the county recorder of the county in which the claim is situated an annual fee of $10.50 per claim.

The General Mining Law provides a procedure for a qualified claimant to obtain a mineral patent   (i.e., fee simple title to the mining claim) under certain conditions. It has become much more difficult in recent years to obtain a patent. Beginning in 1994, Congress imposed a funding moratorium on the processing of mineral patent applications which had not reached a designated stage in the patent process at the time the moratorium went into effect. Additionally, Congress has considered several bills in recent years to repeal the General Mining Law or to amend it to provide for the payment of royalties to the United States and to eliminate or substantially limit the patent provisions of the law.

Mining claims are conveyed by deed, or leased by the claimant to the party seeking to develop the property. Such a deed or lease (or memorandum of it) needs to be recorded in the real property records of the county where the property is located, and evidence of such transfer needs to be filed with BLM. It is not unusual for the grantor or lessor to reserve a royalty, which as to precious metals often is expressed as a percentage of net smelter returns.

Patented Mining Claims

Patented mining claims, such as our Cowles Option claims, are mining claims on federal lands that are held in fee simple by the owner.  No maintenance fees or royalties are payable to the BLM; however lease payments and royalties are payable under the operative leases.

LOCATION, HISTORY AND GEOLOGY OF OUR PROPERTIES

The following map illustrates the location of our significant properties in the State of Nevada:

Generalized Geology Map of Nevada with Project Locations, December 31, 2011

Winnemucca
Elko
Secret Canyon Claims
Randall Claims
Reno
Fallon
Austin
Ely
Carson City
Tonopah
Las Vegas
Magellan Gold Corporation Project Locations
Quaternary faults
Quarternary sediments
Quarternary-Tertiary volcanic rocks
Upper Tertiary volcanic rocks
Tertiary sedimentary rocks
Lower Tertiary volcanic rocks
Mesozoic & Tertiary intrusive rocks
Jurassic or Cretaceous igneous & metamorphic complex
Mesozoic sedimentary, volcanic, & intrusive rocks
Upper Paleozoic sedimentary & volcanic rocks
Upper Paleozoic carbonate rocks
Lower Paleozoic sedimentary & volcanic rocks
Lower Paleozoic carbonate rocks
Precambrian Metamorphic & intrusive rocks
N
0 20 40 miles
0 20 40 60 kilometers

after Geologic Map of Nevada (postcard): (1999)
Nevada Bureau of Mines and Geology

Secret Canyon Claims

This property is currently without known reserves and our proposed program is exploratory in nature.

Location, Access and Composition

Our Secret Canyon Claims are located in Washoe County, Nevada approximately 30 miles northeast of Reno, Nevada, and five miles south of Pyramid Lake on the east flank of the Pah Rah Range, and extend from Secret Canyon on the south and reaches across the Big Mouth Canyon on the north. The property can be accessed by four-wheel drive vehicles from Reno by traveling 30 miles east on I-80 to exit 43 and heading north 10 miles on NV- 447 and then west  on one of two dirt roads  about five miles  to the claims.

The project currently consists of 70 unpatented claims comprising approximately 1,301 acres surrounding nine patented claims comprising an additional 160 acres. The unpatented claims are held under our Secret Canyon Claims Lease and are comprised of the Secret #1 through Secret #70 mining claims (BLM # NMC1032734 to NMC1032803). The patented claims are held under our Cowles Option and are comprised of the Carter, Denver, Gold Queen, Granite, Gypsy, Morningstar, Morningstar Extension, Whitehill, and Whitehill #2 mining claims originally located in 1911 and recorded as part of Mineral Survey No. 4230.

The following map shows the location of our Secret Canyon Claims:

290600mE
291100mE
291600mE
292100mE
292600mE
293100mE
293600mE
4406300mN
4405800mN
4405300mN
4404800mN
4404300mN
4403800mN
4403300mN
Big Mouth
Canyon
Secret Canyon
Prospects
Gypsy
White Hill
White Hill No. 2
Morning Star
Morning Star Extension
Crater
Gold Queen
Granite

Secret Canyon Claims Lease - unpatented claims

Cowles Option - patented claims

USGS topographic base
UTM NAD 1927 ZONE 11
Drawing revised: JBA WORKS, INC.

Secret Canyon Claims

Washoe County, Nevada
Pah Rah Mountain USGS Quadrangle
T22N R23E, Sections 7,8,16-21,29
Claim Location Map

March 5, 2012

N

500 meters

Power and Water

Commercial power is available on Nevada highway 447 approximately five miles to the east. The current status of the water supply is unknown.

Geology

The property is situated in the Pyramid Lake structural basin which possesses strong mineralization potential.  The basin marks the intersection of two large tectonic features, the Walker Lane and the Mendocino Oroclinal fold.  Several mining districts and abundant current and paleo hydrothermal activity are present within the basin.

The Walker Lane feature is a linear north-northwest trending depression extending some 800 km (500 miles) north from the Garlock Fault-Las Vegas area to south-central Oregon. Within the Walker Lane feature are Walker, Goose, and Pyramid Lakes. This trough is part of the Walker Lane Fault Zone, a major tectonic system that includes Owens and Death Valleys and several prominent faults, and is the site of many contemporary earthquakes. Located at the juncture of two contrasting tectonic styles, the Sierra Nevada and the Basin and Range, the Walker Lane region is deforming in a complex way by both extensional and transcurrent (sliding) fault movements.

The Walker Lane shear zone straddles the border between Nevada and California and has a long history of exploration and mining, dating back to the discovery of the famous Comstock Lode in the late 1850s. The Walker Lane zone is notable for its numerous occurrences of volcanic-hosted epithermal gold and silver deposits.

The geology is also characterized by a sequence of Tertiary felsic volcanic units assigned to the Hartford Hill Rhyolite, a reportedly common constituent of the geology of western Nevada, extending south as far as the Comstock district.  The rocks are predominantly rhyolite ash flow and ash fall tuffs, with a minor epiclastic sedimentary component.

Our claims are located in the northern portion of the Olinghouse Mining District and precious metals in the District are thought to be related to the large Comstock epithermal system. Old workings on our Secret Canyon Claims are reported to have produced small shipments of gold and silver. There are also occurrences of lead, copper and tungsten in the Olinghouse District.

History

The Olinghouse Mining District was first prospected in 1860, and prior to 1900, placer deposits situated in several ravines tributary to Olinghouse Canyon were extensively worked by Wadsworth, Nevada residents. The period between 1901 and 1903 witnessed the greatest activity in lode mining in the District, with three mills running most of the time.

There is very little information on the history of mining activity in the northern portion of the Olinghouse District that includes our Secret Canyon Claims.  A few small shipments of gold-silver ore were reportedly made from the Big Mouth Canyon area, but there is no official record of this or any other production from within our Secret Canyon Claims area. Prospecting in the Big Mouth Canyon area dates back to 1860 when prospectors noticed prominent ledge outcroppings and the district was organized in 1866.  Patent records, however, show that claims now included in our Cowles Option claims group were not located and recorded until 1911 as part of mineral survey no. 4230.   During the 1980’s, two companies undertook exploration projects in the area:  Dennison Mines (U.S.) Inc. and Bristlecone Mining Co. explored a portion of the area now comprised of our Secret Canyon Claims in Big Mouth Canyon between 1981 and about 1988.  During this period of exploration, a total of seven exploration drill holes were completed in the project area.

Current State of Exploration

During May 2011 we began our evaluation of the Secret Canyon Claims and engaged the services of a contract geologist to map and document the geology of our claims and to supervise and control the gathering and analysis of a group of surface soil samples for evaluation.  In November 2011 we gathered 86 soil samples, submitted the samples to a lab for assay and we received assay results in December 2011.

The results of our soil sample assays were as follows:

3 samples graded Ag in excess of 0.40 ppm

11 samples graded Ag between 0.25 and 0.40 ppm

62 samples graded Ag between 0.10 and 0.24 ppm

Our primary focus during the next twelve months will be to further explore, and, if warranted and feasible, permit and pursue exploration drilling to further develop these mineral properties.

Randall Claims

This property is currently without known reserves and our proposed program is exploratory in nature.

Location, Access and Composition

Our Randall Claims are located in the Sand Springs Mining District in Churchill County, Nevada. The Sand Springs Mining District is located in the Sand Springs Range about 30 miles east of the town of Fallon and about 60 miles east of Reno, Nevada.  The property can be accessed by vehicles from Fallon by traveling 30 miles east on U.S. Highway 50 which passes directly through our claims. A 4WD dirt access road leads south through the center of the property.

Our property currently consists of 10 unpatented lode mining claims denominated as follows:

Claim No.	BLM Designation
Randall 18	NMC948518
Randall 19	NMC948519
Randall 30	NMC948529
Randall 31	NMC948530
Randall 32	NMC948531
Randall 33	NMC948532

Randall 43	NMC948541
Randall 44	NMC948542
Randall 45	NMC948543
Randall 46	NMC948544

The Randall Claims cover approximately 206 acres. A map illustrating the location and access to the Randall Claims is provided below:

4348000mN
4348000mN
4348000mN
4862
4400
4535
4600
Ruins
Borrow Pit
BM 4063
BM 4196
Stillwater Range
BM 4372
4500
4400
30
43
31
44
32
45
33
46
9
18
19
4200
Borrow Pits
10
10
Prospects
4270
4100
4215
Sand Springs Range
4842
4300
4700
16
15
15
379000mE
380000mE
381000mE

Randall Claims

USGS topographic base
UTM NAD 1927 ZONE 11
Drawing revised: JBA WORKS, INC.

Randall Claims

Churchill County, Nevada
Fourmile Flat USGS Quadrangle
T16N R32E, Sections 9 & 10
Claim Location Map
March 7, 2012

N

500 meters

Power and Water

Commercial power is available on U.S. Highway 50. The current status of the water supply is unknown.

Geology

Our Randall Claims have outcrops containing quartz veining and stock works with some anomalous gold. We plan to hire a geologist to further develop and map the geology of this area.

History

Previously, C3 Resources, Inc., (“C3”) a privately-held mineral exploration company, held a block of 78 unpatented claims that included our Randall Claims.   In 2009, C3 was acquired by publicly-traded Aurelio Resource Corporation (“Aurelio”).   Aurelio did not renew these claims.   RS Gold, LLC, retained 10 of these 78 claims which they believed to hold the most potential and in September 2010, we leased these 10 unpatented claims from RS Gold.

The historic gold-silver mines in the Sand Springs District are located within a one mile-square area just south of U.S. Highway 50 at Sand Springs Pass. The District includes several small tungsten mines on both the northern and southern ends of the Sand Springs Range and small precious metals prospects on the west side of the Range both north and south of Highway 50.

Mining began in the Sand Springs District in the early 1900’s with most of the gold and silver production occurring in the 1940’s. There has been no reported production since 1951 but the area continues to be actively prospected by small and large operators.

Pony Express Claims

In November 2010, we located, staked and filed two unpatented lode mining claims with the BLM giving us the right to explore, develop and conduct mining operations on these claims. These two claims, the Pony Express #1 (BLM# NMC1036374) and the Pony Express #10 (BLM# NMC1036375), cover approximately 40 acres and are located in the Sand Springs Mining District in Churchill County, Nevada. We do not plan to conduct significant exploration activities on these claims during the next twelve months and currently, these claims are not material to our business.

OUR EXPLORATION PROCESS

Our exploration program is designed to acquire, explore and evaluate exploration properties in an economically efficient manner. We have not at this time identified or delineated any mineral reserves on any of our properties.

Our current focus is primarily on the exploration of our Secret Canyon Claims and Randall Claims. To date, we have collected a limited number of samples from our Secret Canyon and Pony Express claims. Currently, our contract geologists collect samples and deliver them to third party labs for analysis. We plan to develop a more formal sample collection and analysis process in the near future; this process will include appropriate quality assurance and quality control procedures.

Subject to our ability to raise the necessary funds, we may acquire additional exploration properties near our existing properties and implement exploration programs that may cover these future properties or on our Pony Express Claims at various times as we deem prudent.

We expect our exploration work on a given property to proceed generally in three phases. Decisions about proceeding to each successive phase will take into consideration the completion of the previous phases and our analysis of the results of those phases.

The first phase is intended to determine whether a prospect warrants further exploration and involves:

•

researching the available geologic literature;

•

interviewing geologists, mining engineers and others familiar with the prospect sites;

•

conducting geologic mapping, geophysical testing and geochemical testing;

•

examining any existing workings, such as trenches, prospect pits, shafts or tunnels;

•

digging trenches that allow for an examination of surface vein structures as well as for efficient reclamation, re-contouring and re-seeding of disturbed areas; and,

•

analyzing samples for minerals that are known to have occurred in the test area.

Subject to obtaining the necessary permits in a timely manner, the first phase can typically be completed on an individual property in several months at a cost of less than $200,000.

The second phase is intended to identify any mineral deposits of potential economic importance and would involve:

•

examining underground characteristics of mineralization that were previously identified;

•

conducting more detailed geologic mapping;

•

conducting more advanced geochemical and geophysical surveys;

•

conducting more extensive trenching; and

•

conducting exploratory drilling.

Subject to obtaining the necessary permits in a timely manner, the second phase can typically be completed on an individual property in nine to twelve months at a cost of less than $1 million. None of our properties has reached the second phase.

The third phase is intended to precisely define depth, width, length, tonnage and value per ton of any deposit that has been identified and would involve:

•

drilling to develop the mining site;

•

conducting metallurgical testing; and

•

obtaining other pertinent technical information required to define an ore reserve and complete a feasibility study.

Depending upon the nature of the particular deposit, the third phase on any one property could take one to five years or more and cost well in excess of $1 million.  None of our properties has reached the third phase.

We intend to explore and develop our properties ourselves, although our plans could change depending on the terms and availability of financing and the terms or merits of any joint venture proposals.

PLAN OF EXPLORATION

We intend to conduct further exploration on our Secret Canyon Claims and Randall Claims during 2012. We have not allocated any funds for exploration on our Pony Express Claims. Our 2012 plan of exploration is contingent upon securing additional loans or equity funding.

Secret Canyon Claims

Our primary focus will be on the patented claims under our Cowles Option which is subject to a $50,000 work commitment prior to March 15, 2012. We plan to expand the area and scope of our soil survey that we completed in December 2011.

GOLD PRICES

Our operating results are substantially dependent upon the world market prices of gold. We have no control over gold prices, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low prices of gold (as reported by www.kitco.com) per ounce during the periods indicated:

	Year Ended December 31,
	2011		2010		2009
	HIGH	LOW	HIGH	LOW	HIGH	LOW
GOLD	$1,895.00	$1,319.00	$1,421.00	$1,058.00	$1,212.50	$810.00

These historical prices are not indicative of future gold prices.

MARKETING

All of our mining operations, if successful, will produce gold in doré form or a concentrate that contains gold.

We plan to refine and market our precious metals doré and concentrates using a geographically diverse group of third party smelters and refiners. The loss of any one smelter or refiner may have a material adverse effect if alternate smelters and refiners are not available. We believe there is sufficient global capacity available to address the loss of any one smelter or refiner.

HEDGING ACTIVITES

Our strategy is to provide shareholders with leverage to changes in gold prices by selling gold production at market prices. We may sell gold from our future mines, if any, both pursuant to forward contracts and at spot prices prevailing at the time of sale. We may also enter into derivative contracts to protect the selling price for certain anticipated gold production and to manage risks associated with commodities and foreign currencies.

GOVERNMENT REGULATION

General

Our activities are and will be subject to extensive federal, state and local laws governing the protection of the environment, prospecting, mine development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. The costs associated with compliance with such regulatory requirements are substantial and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development and continued operation of our properties, the extent of which cannot be predicted. In the context of environmental permitting, including the approval of reclamation plans, we must comply with known standards and regulations which may entail significant costs and delays. Although we are committed to environmental responsibility and believe we are in substantial compliance with applicable laws and regulations, amendments to current laws and regulations, more stringent implementation of these laws and regulations through judicial review or administrative action or the adoption of new laws could have a materially adverse effect upon our results of operations.

Federal Environmental Laws

Certain mining wastes from extraction and beneficiation of ores are currently exempt from the extensive set of Environmental Protection Agency (“EPA”) regulations governing hazardous waste, although such wastes may be subject to regulation under state law as a solid or hazardous waste. The EPA has worked on a program to regulate these mining wastes pursuant to its solid waste management authority under the Resource Conservation and Recovery Act (“RCRA”). Certain ore processing and other wastes are currently regulated as hazardous wastes by the EPA under RCRA. If our future mine wastes, if any, were treated as hazardous waste or such wastes resulted in operations being designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) for cleanup, material expenditures would be required for the construction of additional waste disposal facilities or for other remediation expenditures. Under CERCLA, any present owner or operator of a Superfund site or an owner or operator at the time of its contamination generally may be held liable and may be forced to undertake remedial cleanup action or to pay for the government’s cleanup efforts. Such owner or operator may also be liable to governmental entities for the cost of damages to natural resources, which may be substantial. Additional regulations or requirements may also be imposed upon our future tailings and waste disposal, if any, in Nevada under the Federal Clean Water Act (“CWA”) and state law counterparts. We have reviewed and considered current federal legislation relating to climate change and we do not believe it to have a material effect on our operations. Additional regulation or requirements under any of these laws and regulations could have a materially adverse effect upon our results of operations.

EMPLOYEES AND CONSULTANTS

We have only one part-time employee, Mr. Power, who devotes approximately 25% of his time and attention to our business.  We have agreed to pay Mr. Power $2,500 per month for his services.

We rely heavily on the services of consulting engineers and geologists.   Both of our primary exploration prospects were generated by RS Gold, LLC an unaffiliated Nevada entity.

ITEM 1A – RISK FACTORS.

An investment in our securities is speculative and involves a high degree of risk.  Please carefully consider the following risk factors, as well as the possibility of the loss of your entire investment, before deciding to invest in our securities.

Risks Related to our Business

Due to our history of operating losses our auditors are uncertain that we will be able to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the reports of our auditors issued in connection with our financial statements for the fiscal year ended December 31, 2011, and the period from September 28, 2010 (our inception), through December 31, 2010, contain explanatory paragraphs indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern.

We have no history of or experience in mineral production.

We have no history of or experience in producing gold or other metals. In addition, our management lacks technical training and experience with exploring for, starting and/or operating a mine. With no direct training or experience in these areas, our management may not be fully aware of many of the specific requirements related to working within this industry. Their decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use.  Our operations, earnings and ultimate financial success could suffer due to our management’s lack of experience in this industry.  As a result, we would be subject to all of the risks associated with establishing a new mining operation and business enterprise. We may never successfully establish mining operations, and any such operations may not achieve profitability.

Our principal shareholders and control persons are also principal shareholders and control persons of Athena and Silver Saddle, which could result in conflicts with the interests of minority stockholders.

Messrs. Gibbs and Power are control persons and principal shareholders of Magellan, Athena and Silver Saddle.  Magellan, Athena and Silver Saddle are engaged in mineral exploration activities, although in different geographical regions. While the geographical focus of the companies is different, numerous conflicts could arise in the future.  For example, Messrs. Gibbs and Power have provided the majority of working capital for all three companies to date, and in the likely event that these companies require additional capital in the future, their resources may be inadequate to finance the activities of all. In addition, if new prospects become available, a conflict may exist with respect to which company to offer those opportunities. Messrs. Gibbs and Power have not developed a conflict of interest policy to mitigate the potential adverse effects of these conflicts and as a result these conflicts represent a significant risk to the shareholders of the Company. Conflicts for access to limited resources and opportunities cannot be eliminated completely, and investors should be aware of their potential.

Our principal executive officer has never conducted a site visit to our mineral prospects; and contract geologists have visited some, but not all of our prospects.

Our principal executive officer has no background or experience in mineral exploration and has never conducted a site visit to any of our mineral prospects.  We have retained consulting geologists that have conducted site visits to our Secret Canyon and Pony Express prospects, but not the Randall Claims.  There can be no assurance that our prospects do not contain physical or geological defects or other issues that could pose obstacles to our exploration plans that a site visit would have revealed.

Our principal executive officer intends to devote only a limited amount of his time and attention to our business.

Mr. Power is the principal executive officer of both Magellan and Athena.  He anticipates that he will only devote approximately 25% of his time and attention to our business.  This limited focus could result in significant delays in our exploration activities and ability to generate revenues and profits, if any, in the future.

We have no proven or probable reserves.

We are currently in the exploration stage and have no proven or probable reserves, as those terms are defined by the Securities and Exchange Commission (“SEC”) on any of our properties.

In order to demonstrate the existence of proven or probable reserves under SEC guidelines, it would be necessary for us to advance the exploration of our Properties by significant additional delineation drilling to demonstrate the existence of sufficient mineralized material with satisfactory continuity which would provide the basis for a feasibility study which would demonstrate with reasonable certainty that the mineralized material can be economically extracted and produced. We do not have sufficient data to support a feasibility study with regard to the Properties, and in order to perform the drill work to support such feasibility study, we must obtain the necessary permits and funds to continue our exploration efforts. It is possible that, even after we have obtained sufficient geologic data to support a feasibility study on the Properties, such study will conclude that none of the identified mineral deposits can be economically and legally extracted or produced. If we cannot adequately confirm or discover any mineral reserves of precious metals on the Properties, we may not be able to generate any revenues. Even if we discover mineral reserves on the Properties in the future that can be economically developed, the initial capital costs associated with development and production of any reserves found is such that we might not be profitable for a significant time after the initiation of any development or production. The commercial viability of a mineral deposit once discovered is dependent on a number of factors beyond our control, including particular attributes of the deposit such as size, grade and proximity to infrastructure, as well as metal prices. In addition, development of a project as significant as the ones we might be planning will likely require significant debt financing, the terms of which could contribute to a delay of profitability.

The exploration of mineral properties is highly speculative in nature, involves substantial expenditures and is frequently non-productive.

Mineral exploration is highly speculative in nature and is frequently non-productive. Substantial expenditures are required to:

•  establish ore reserves through drilling and metallurgical and other testing techniques;

•  determine metal content and metallurgical recovery processes to extract metal from the ore;  and,

•  design mining and processing facilities.

If we discover ore at the Properties, we expect that it would be several additional years from the initial phases of exploration until production is possible. During this time, the economic feasibility of production could change. As a result of these uncertainties, there can be no assurance that our exploration programs will result in proven and probable reserves in sufficient quantities to justify commercial operations.

Even if our exploration efforts at the Properties are successful, we may not be able to raise the funds necessary to develop the Properties.

If our exploration efforts at the Properties are successful, our current estimates indicate that we would be required to raise approximately $50 million in external financing to develop and construct the mines. Sources of external financing could include bank borrowings and debt and equity offerings, but financing has become significantly more difficult to obtain in the current market environment. The failure to obtain financing would have a material adverse effect on our growth strategy and our results of operations and financial condition. We currently have no specific plan to obtain the necessary funding and there exist no agreements, commitments or arrangements to provide us with the financing that we will need. There can be no assurance that we will commence production at any of our Properties or generate sufficient revenues to meet our obligations as they become due or obtain necessary financing on acceptable terms, if at all, and we may not be able to secure the financing necessary to begin or sustain production at the Properties. Our failure to raise needed funding could also result in our inability to meet our future royalty and work commitments under our mineral leases, which could result in a forfeiture of our mineral interest altogether and a default under other financial commitments. In addition, should we incur significant losses in future periods, we may be unable to continue as a going concern, and we may not be able to realize our assets and settle our liabilities in the normal course of business at amounts reflected in our financial statements included or incorporated herein by reference.

We may not be able to obtain permits required for development of the Properties.

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. We will be required to obtain numerous permits for our Properties. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings.  Our efforts to develop the Properties may also be opposed by environmental groups.   In addition, mining projects require the evaluation of environmental impacts for air, water, vegetation, wildlife, cultural, historical, geological, geotechnical, geochemical, soil and socioeconomic conditions. An Environmental Impact Statement would be required before we could commence mine development or mining activities. Baseline environmental conditions are the basis on which direct and indirect impacts of the Properties are evaluated and based on which potential mitigation measures would be proposed. If the Properties were found to significantly adversely impact the baseline conditions, we could incur significant additional costs to avoid or mitigate the adverse impact, and delays in the development of Properties could result.

Permits would also be required for, among other things, storm-water discharge; air quality; wetland disturbance; dam safety (for water storage and/or tailing storage); septic and sewage; and water rights appropriation. In addition, compliance must be demonstrated with the Endangered Species Act and the National Historical Preservation Act.

The mining industry is intensely competitive.

The mining industry is intensely competitive. We may be at a competitive disadvantage because we must compete with other individuals and companies, many of which have greater financial resources, operational experience and technical capabilities than we do. Increased competition could adversely affect our ability to attract necessary capital funding or acquire suitable producing properties or prospects for mineral exploration in the future. We may also encounter increasing competition from other mining companies in our efforts to locate acquisition targets, hire experienced mining professionals and acquire exploration resources.

Our future success is subject to risks inherent in the mining industry.

Our future mining operations, if any, would be subject to all of the hazards and risks normally incident to developing and operating mining properties. These risks include:

•  insufficient ore reserves;

•  fluctuations in metal prices and increase in production costs that may make mining of reserves uneconomic;

•  significant environmental and other regulatory restrictions;

•  labor disputes; geological problems;

•  failure of underground stopes and/or surface dams;

•  force majeure events; and

•  the risk of injury to persons, property or the environment.

Our future profitability will be affected by changes in the prices of metals.

If we establish reserves, and complete development of a mine, our profitability and long-term viability will depend, in large part, on the market price of gold. The market prices for metals are volatile and are affected by numerous factors beyond our control, including:

• global or regional consumption patterns;

• supply of, and demand for, gold and other metals;

• speculative activities;

• expectations for inflation; and,

• political and economic conditions.

The aggregate effect of these factors on metals prices is impossible for us to predict. Decreases in metals prices could adversely affect our ability to finance the exploration and development of our properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline. As reported on the website www.kitco.com, during the three-year period ended December 31, 2011, the high and low settlement prices for gold were $1,895 and $810 per ounce, respectively.

The price of gold may decline in the future. If the price of gold is depressed for a sustained period, we may be forced to suspend operations until the prices increase, and to record asset impairment write-downs. Any continued or increased net losses or asset impairments would adversely affect our financial condition and results of operations.

 We are subject to significant governmental regulations.

Our operations and exploration and development activities are subject to extensive federal, state, and local laws and regulations governing various matters, including:

•  environmental protection;

•  management and use of toxic substances and explosives;

•  management of natural resources;

•  exploration and development of mines, production and post-closure reclamation;

•  taxation;

•  labor standards and occupational health and safety, including mine safety; and

•  historic and cultural preservation.

Failure to comply with applicable laws and regulations may result in civil or criminal fines or penalties or enforcement actions, including orders issued by regulatory or judicial authorities enjoining or curtailing operations or requiring corrective measures, installation of additional equipment or remedial actions, any of which could result in us incurring significant expenditures. We may also be required to compensate private parties suffering loss or damage by reason of a breach of such laws, regulations or permitting requirements. It is also possible that future laws and regulations, or a more stringent enforcement of current laws and regulations by governmental authorities, could cause additional expense, capital expenditures, restrictions on or suspensions of any future operations and delays in the exploration of our properties.

Changes in mining or environmental laws could increase costs and impair our ability to develop our properties.

From time to time the U.S. Congress may consider revisions in its mining and environmental laws. It remains unclear to what extent new legislation may affect existing mining claims or operations. The effect of any such revisions on our operations cannot be determined conclusively until such revision is enacted; however, such legislation could materially increase costs on properties located on federal lands, such as ours, and such revision could also impair our ability to develop the Properties and to explore and develop other mineral projects.

Mineral exploration and development inherently involves significant and irreducible financial risks. We may suffer from the failure to find and develop profitable mineral deposits.

The exploration for and development of mineral deposits involves significant financial risks, which even a combination of careful evaluation, experience and knowledge may not eliminate. Unprofitable efforts may result from the failure to discover mineral deposits. Even if mineral deposits are found, such deposits may be insufficient in quantity and quality to return a profit from production, or it may take a number of years until production is possible, during which time the economic viability of the project may change. Few properties which are explored are ultimately developed into producing mines. Mining companies rely on consultants and others for exploration, development, construction and operating expertise.

Substantial expenditures are required to establish ore reserves, extract metals from ores and, in the case of new properties, to construct mining and processing facilities. The economic feasibility of any development project is based upon, among other things, estimates of the size and grade of ore reserves, proximity to infrastructures and other resources (such as water and power), metallurgical recoveries, production rates and capital and operating costs of such development projects, and metals prices. Development projects are also subject to the completion of favorable feasibility studies, issuance and maintenance of necessary permits and receipt of adequate financing.

Once a mineral deposit is developed, whether it will be commercially viable depends on a number of factors, including: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; government regulations including taxes, royalties and land tenure; land use, importing and exporting of minerals and environmental protection; and mineral prices. Factors that affect adequacy of infrastructure include: reliability of roads, bridges, power sources and water supply; unusual or infrequent weather phenomena; sabotage; and government or other interference in the maintenance or provision of such infrastructure. All of these factors are highly cyclical. The exact effect of these factors cannot be accurately predicted, but the combination may result in not receiving an adequate return on invested capital.

Significant investment risks and operational costs are associated with our exploration activities. These risks and costs may result in lower economic returns and may adversely affect our business.

Mineral exploration, particularly for gold, involves many risks and is frequently unproductive. If mineralization is discovered, it may take a number of years until production is possible, during which time the economic viability of the project may change.

Development projects may have no operating history upon which to base estimates of future operating costs and capital requirements. Development project items such as estimates of reserves, metal recoveries and cash operating costs are to a large extent based upon the interpretation of geologic data, obtained from a limited number of drill holes and other sampling techniques, and feasibility studies. Estimates of cash operating costs are then derived based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, actual cash operating costs and economic returns of any and all development projects may materially differ from the costs and returns estimated, and accordingly, our financial condition and results of operations may be negatively affected.

Our failure to satisfy the financial commitments under the agreements controlling our rights to explore on our current prospects could result in our loss of those potential opportunities.

We hold all of our mineral interests under agreements and commitments that require ongoing financial obligations, including work commitments.  Our failure to satisfy those obligations could result in a loss of those interests.  For example, we are currently in default under our obligations under the Cowles Option.  While we have reached an agreement in principle to amend those obligations, there can be no assurance that the amendment will be consummated.  Our failure to amend the Cowles Option, or failure to fulfill our amended obligations under those agreements, could result in our losing those mineral interests.  In such an event, we would be required to recognize an impairment of the assets currently reported in our financial statements.

We are required to obtain government permits to begin new operations. The acquisition of such permits can be materially impacted by third party litigation seeking to prevent the issuance of such permits. The costs and delays associated with such approvals could affect our operations, reduce our revenues, and negatively affect our business as a whole.

Mining companies are required to seek governmental permits for the commencement of new operations. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings. The duration and success of permitting efforts are contingent on many factors that are out of our control. The governmental approval process may increase costs and cause delays depending on the nature of the activity to be permitted, and could cause us to not proceed with the development of a mine. Accordingly, this approval process could harm our results of operations.

Any of our future acquisitions may result in significant risks, which may adversely affect our business.

An important element of our business strategy is the opportunistic acquisition of gold mines, properties and businesses or interests therein within our geographical area of interest. While it is our practice to engage independent mining consultants to assist in evaluating and making acquisitions, any mining properties or interests therein we may acquire may not be developed profitably or, if profitable when acquired, that profitability might not be sustained. In connection with any future acquisitions, we may incur indebtedness or issue equity securities, resulting in increased interest expense, or dilution of the percentage ownership of existing shareholders. We cannot predict the impact of future acquisitions on the price of our business or our common stock. Unprofitable acquisitions, or additional indebtedness or issuances of securities in connection with such acquisitions, may impact the price of our common stock and negatively affect our results of operations.

Our ability to find and acquire new mineral properties is uncertain. Accordingly, our prospects are uncertain for the future growth of our business.

Because mines have limited lives based on proven and probable ore reserves, we may seek to replace and expand our future ore reserves, if any. Identifying promising mining properties is difficult and speculative. Furthermore, we encounter strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing gold.  Many of these companies have greater financial resources than we do. Consequently, we may be unable to replace and expand future ore reserves through the acquisition of new mining properties or interests therein on terms we consider acceptable. As a result, our future revenues from the sale of gold, if any, may decline, resulting in lower income and reduced growth.

Changes in the corporate and securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 (“SOX”), which became law in July 2002, has required changes that affect our corporate governance, securities disclosure and compliance practices. In response to the requirements of SOX, the SEC and major stock exchanges have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards are likely to increase our general and administrative costs, and we expect these to continue to increase in the future. In particular, we will be required to include our management report on internal control as part of our annual report for the year ending December 31, 2012, pursuant to Section 404 of SOX. We are in the process of evaluating our internal control systems in order (i) to allow management to report on our internal controls, as required by these laws, rules and regulations, (ii) to provide reasonable assurance that our public disclosure will be accurate and complete, and (iii) to comply with the other provisions of Section 404 of SOX.  We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact these may have on our operations.  Furthermore, there is no precedent available by which to measure compliance adequacy.  If we are not able to implement the requirements relating to internal controls and all other provisions of Section 404 in a timely fashion or achieve adequate compliance with these requirements or other requirements of SOX, we might become subject to sanctions or investigation by regulatory authorities such as the SEC or FINRA. Any such action may materially adversely affect our reputation, financial condition and the value of our securities, including our common stock. We expect that SOX and these other laws, rules and regulations will increase legal and financial compliance costs and will make our corporate governance activities more difficult, time-consuming and costly. We also expect that these new requirements will make it more difficult and expensive for us to obtain director and officer liability insurance.

 If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, this would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide financial reports or prevent fraud, our business reputation and operating results could be harmed. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Nevada law and our by-laws protect our directors from certain types of lawsuits.

Nevada law provides that our directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as directors.  Our by-laws require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law.  The exculpation provisions may have the effect of preventing shareholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances.  The indemnification provisions may require us to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Risks Related to Our Stock

Future issuances of our common stock could dilute current shareholders and adversely affect the market if it develops.

We have the authority to issue up to 100 million shares of common stock and 25 million shares of preferred stock and to issue options and warrants to purchase shares of our common stock, without shareholder approval. Future share issuances are likely due to our need to raise additional working capital in the future.  Those future issuances will likely result in dilution to our shareholders.  In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further shareholder approval, which would not only result in further dilution to investors in this offering but could also depress the market value of our common stock, if a public trading market develops.

We may issue preferred stock that would have rights that are preferential to the rights of our common stock that could discourage potentially beneficial transactions to our common shareholders.

An issuance of shares of preferred stock could result in a class of outstanding securities that would have preferences with respect to voting rights and dividends and in liquidation over our common stock and could, upon conversion or otherwise, have all of the rights of our common stock.  Our Board of Directors' authority to issue preferred stock could discourage potential takeover attempts or could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve.  The issuance of preferred stock could impair the voting, dividend and liquidation rights of common stockholders without their approval.

There is currently no market for our common shares, and shareholders may be unable to sell their shares for an indefinite period of time.

There is presently no market for our common shares.  There is no assurance that a liquid market for our common shares will ever develop in the United States or elsewhere, or that if such a market does develop that it will continue.  Accordingly, common shares received from the Athena spin-off divided may have to be held indefinitely.

Over-the-counter stocks are subject to risks of high volatility and price fluctuation.

We have not applied to have our shares listed on any stock exchange or on the NASDAQ Capital Market, and we do not plan to do so in the foreseeable future.  As a result, if a trading market does develop for our common stock, of which there is no assurance, it is likely that our shares will trade on the over-the-counter (“OTC”) market.  The OTC market for securities has experienced extreme price and volume fluctuations during certain periods.  These broad market fluctuations and other factors, such as commodity prices and the investment markets generally, as well as economic conditions and quarterly variations in our results of operations, may adversely affect the market price of our common stock and make it more difficult for investors to sell their shares.

Trading in our securities will in all likelihood be conducted on an electronic bulletin board established for securities that do not meet NASDAQ listing requirements.  As a result, investors will find it substantially more difficult to dispose of our securities.  Investors may also find it difficult to obtain accurate information and quotations as to the price of, our common stock.

Our stock price may be volatile and as a result, shareholders could lose all or part of their investment. The value of our shares could decline due to the impact of any of the following factors upon the market price of our common stock:

•

failure to meet production goals or operating budget;

•

decline in demand for our common stock;

•

operating results failing to meet the expectations of securities analysts or investors in any quarter;

•

downward revisions in securities analysts' estimates or changes in general market conditions;

•

investor perception of the mining industry or our prospects; and

•

general economic trends.

In addition, stock markets have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile.  These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock.

Outstanding shares that are eligible for future sale could adversely impact a public trading market for our common stock, if a public trading market develops.

All of the shares of common stock that were distributed under the Athena spin-off dividend are free-trading shares.  In addition, in the future, we may offer and sell shares without registration under the Securities Act. All of such shares will be "restricted securities" as defined by Rule 144 ("Rule 144") under the Securities Act and cannot be resold without registration except in reliance on Rule 144 or another applicable exemption from registration.  Under Rule 144, our non-affiliates can sell restricted shares held for at least six months, subject only to the restriction that we made available public information as required by Rule 144.  Our affiliates can sell restricted securities after six months, subject to compliance with the volume limitation, manner of sale, Form 144 filing and current public information requirements.  No shares of our common stock are currently eligible for resale under Rule 144.

No prediction can be made as to the effect, if any, that future sales of restricted shares of common stock, or the availability of such common stock for sale, will have on the market price of the common stock prevailing from time to time. Sales of substantial amounts of such common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of the common stock.

If a public trading market for our shares develops, owners of our common stock will be subject to the “penny stock” rules.

Since our shares are not listed on a national stock exchange or quoted on the Nasdaq Market within the United States, if a public trading market develops, of which there can be no assurance, trading in our shares on the OTC market will be subject, to the extent the market price for our shares is less than $5.00 per share, to a number of regulations known as the "penny stock rules".  The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the investor and receive the investor’s written agreement to the transaction.  To the extent these requirements may be applicable they will reduce the level of trading activity in the secondary market for our shares and may severely and adversely affect the ability of broker-dealers to sell our shares, if a publicly traded market develops.

We do not expect to pay cash dividends in the foreseeable future.  Any return on investment may be limited to the value of our stock.

We have never paid any cash dividends on any shares of our capital stock, and we do not anticipate that we will pay any dividends in the foreseeable future.  Our current business plan is to retain any future earnings to finance the expansion of our business.  Any future determination to pay cash dividends will be at the discretion of our Board of Directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board of directors may deem relevant at that time.  If we do not pay cash dividends, our stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

No broker or dealer has committed to create or maintain a market in our stock.

We have no agreement with any broker or dealer to act as a marketmaker for our securities and there is no assurance that we will be successful in obtaining any marketmakers.  Thus, no broker or dealer will have an incentive to make a market for our stock.  The lack of a marketmaker for our securities could adversely influence the market for and price of our securities, as well as your ability to dispose of, or to obtain accurate information about, and/or quotations as to the price of, our securities.

Nevada law and our by-laws protect our directors from certain types of lawsuits.

Nevada law provides that our directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as directors.  Our by-laws require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law.  The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances.  The indemnification provisions may require us to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

ITEM 1B. – UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.        PROPERTIES

Mining Properties

Descriptions of our mining properties are contained in the Business discussion in this Report.

ITEM 3.        LEGAL PROCEEDINGS

None.

ITEM 4.

REMOVED AND RESERVED

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATEDSTOCKHOLDER MATTERS

There is currently no public trading market for our common shares.

As of March 26, 2012, there were approximately 69 record owners of our common stock.

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefore in its sole discretion; however, to date, no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

Trading in our common stock is subject to rules adopted by the SEC regulating broker dealer practices in connection with transactions in "penny stocks."  Those disclosure rules applicable to penny stocks require a broker dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC.  That disclosure document advises an investor that investment in penny stocks can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares.  The disclosure contains further warnings for the investor to exercise caution in connection with an investment in penny stocks, to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security.  The broker dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

Recent Sales of Unregistered Securities

None, except as previously reported.

ITEM 6.

SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by the Exchange Act and are not required to provide the information required under this item.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Magellan,” “we,” “our,” and “us” to refer to Magellan Gold Corporation.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report. The discussion of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

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

During 2011 we began initial exploration work on the Cowles patented claims under Option which are part of our Secret Canyon Claims under the direction of our contract geologist including mapping, soil sampling and assays.

Our primary focus during the next twelve months will be to further explore, and, if warranted and feasible, permit and pursue exploration drilling to further develop our mineral properties.

Results of Operations

Results of Operations for the Year Ended December 31, 2011, and for the Period from our Inception, September 28, 2010, through December 31, 2010:

Operating expenses

During the year ended December 31, 2011, our total operating expenses were $135,211 as compared to $8,906 during the period from our inception through December 31, 2010.

Operating expenses during the year ended December 31, 2011, included $21,486 of exploration costs and $113,725 of general and administrative expenses. General and administrative expenses included legal, accounting and audit fees, totaling $63,019, management fees to Mr. Power totaling $30,000 and other general and administrative expenses of $20,706.

Our exploration expenses during the year ended December 31, 2011, were mainly comprised of Secret Canyon exploration efforts including soil sample gathering and analysis costs.

We plan to increase our exploration efforts and related costs in 2012 while holding general and administrative costs at their current level.

Operating expenses during the period from our inception on September 28, 2010 through December 31, 2010, included $501 of exploration costs and $8,405 of general and administrative expenses.  General and administrative expenses were comprised of legal fees, license fees and travel-related expenses incurred during the period.

Net loss

Our net loss for the year ended December 31, 2011, was $136,495 as compared to a net loss of $8,906 during the period from our inception through December 31, 2010.

Liquidity and Capital Resources

Our cash reserves are not sufficient to meet our financial obligations, including our mineral property work commitments and holding costs, for the next twelve-month period.  As a result, we will need to seek additional funding in the near future.  We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will either be in the form of equity financing from the sale of our common stock or short-term loans from our shareholders, although no such arrangement or commitment exists with respect to such future financing. In the past, we have relied upon working capital advances made by our principal shareholder, Mr. Gibbs.  Those advances are evidenced by unsecured notes due on demand.  No person, including Mr. Gibbs, has any commitment or obligation to provide additional working capital in the future.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through borrowings from our shareholders to meet our obligations over the next twelve months.  Currently, we do not have any arrangements or commitments in place for any future equity financing.

Our primary priority will be to meet our financial commitments under our mineral leases and agreements and retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our mineral lease, legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on exploration and development of our mineral properties. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

As previously disclosed, we are currently in default under our financial and work commitments under the Cowles Option.  We have negotiated an agreement in principal to amend the terms of the Option; however there can be no assurance that the amendment will be consummated.  Even if consummated, the amendment will require an immediate payment of $10,000 and a payment to exercise the Option and effectuate the mineral lease in the amount of $25,000 on or before June 15, 2012.   There can be no assurance that we will have the resources to satisfy those commitments.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Year Ended December 31, 2011	Inception of Exploration Stage (September 28, 2010) through December 31, 2010

Net cash (used in) provided by operating activities	$(98,421)	$(1,465)
Net cash used in investing activities	(28,286)	(39,221)
Net cash provided by financing activities	85,000	82,500

Net (decrease) increase in cash	(41,707)	41,814
Cash and cash equivalents, beginning of period	41,814	—
Cash and cash equivalents, end of period	$107	$41,814

Year ended December 31, 2011

As of December 31, 2011, we had $107 in cash and $160,408 negative working capital. During the year ended December 31, 2011, we experienced a $41,707 net decrease in cash.

Net cash used in operating activities during the year ended December 31, 2011, was $98,421 and was comprised of our $136,495 net loss during the period, increased by a $4,000 reduction in prepaid expenses and offset by a $36,519 increase in accounts payable applicable to operating activities, and a $5,555 increase in amounts due to related parties.

We used $28,286 of cash in investing activities during the period comprised of: $5,000 to acquire an Option to explore and lease claims in our Secret Canyon Project in Washoe County, Nevada; $10,000 to

renew this Option for an additional six months; $12,818 for federal, state and county filing and recording fees; and $468 in legal fees.

Borrowings from Mr. Power and Mr. Gibbs in August 2011 provided $60,000 of cash from financing activities during the year ended December 31, 2011 as well as $25,000 increase in amounts due to changes in advances payable - related parties.

Period from inception (September 28, 2010) to December 31, 2010

Net cash provided by operating activities during the period ended December 31, 2010, was $1,465 and was comprised of our $8,906 net loss during the period offset by a $7,441 increase in accounts payable.

We used $39,221 of cash in investing activities during the period comprised of mining lease and mining claims acquisition costs applicable to our Secret Canyon Claims ($33,722), Randall Claims ($1,798) and Pony Express Claims ($3,701).

Cash provided by financing activities during the period was $82,500. In December 2010, we agreed to issue 25,608,160 common shares at $.0025 per share for total cash consideration of $64,020, and we received $18,480 of advances payable – related parties during the period.

Off Balance Sheet Arrangements

We do not have and have never had any off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements. Note 2 - Summary of Significant Accounting Policies to our financial statements describes our significant accounting policies used in the preparation of our financial statements. The accounting positions described below are significantly affected by critical accounting estimates.

We believe that the significant estimates, assumptions and judgments used when accounting for items and matters such as capitalized mineral rights, asset valuations, recoverability of assets, asset impairments, taxes, and other provisions were reasonable, based upon information available at the time they were made. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

Mineral Rights

We have determined that our mining rights meet the definition of mineral rights, as defined by accounting standards, and are tangible assets. As a result, our direct costs to acquire or lease mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with: leasing or acquiring patented and unpatented mining claims; leasing mining rights including lease signature bonuses, lease rental payments and advance minimum royalty payments; and options to purchase or lease properties.

If we establish proven and probable reserves for a mineral property and establish that the mineral property can be economically developed, mineral rights will be amortized over the estimated useful life of the property following the commencement of production or expensed if it is determined that the mineral property has no future economic value or if the property is sold or abandoned. For mineral rights in which proven and probable reserves have not yet been established, we assess the carrying values for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated amortization and any impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2011. No impairment loss was recognized during the period from September 28, 2010 (our inception) through December 31, 2011, and mineral rights are net of $0 of impairment losses as of December 31, 2011.

Long-lived Assets

We continually monitor events and changes in circumstances that could indicate that our carrying amounts of long-lived assets, including mineral rights, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flow. If the future undiscounted cash flow is less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Should we be unable to maintain our interest under the Cowles Option, we will be required to report an impairment of that asset in the appropriate fiscal quarter.

Exploration Costs

Mineral exploration costs are expensed as incurred. When it has been determined that it is economically feasible to extract minerals and the permitting process has been initiated, exploration costs incurred to further delineate and develop the property are considered pre-commercial production costs and will be capitalized and included as mine development costs in our balance sheets.

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements and the effect of net operating losses based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located in Item 15 beginning on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on the effectiveness of disclosure controls and procedures in its periodic reports and an annual assessment of the effectiveness of its internal control over financial reporting in its annual report. As this is our first Annual Report on Form 10-K, will are not including a report of management's assessment of effectiveness of internal control over financial reporting due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, in our Annual Report on Form 10-K for the year ended December 31, 2012.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including John C. Power, our President who is also our  Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management, including Mr. Power, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, Mr. Power concluded that the design and operation of our disclosure controls and procedures were effective as of such date to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

 Our current executive officers and directors are:

Name	Age	Position
John C. Power	49	President, Secretary and Director

John C. Power has served as President, Secretary and director since our inception in September 2010.

Mr. Power has also served as a director of Athena Silver Corporation since its inception in December 2003 and has served as Athena’s President from December 2005 to December 2007 and from January 2009 to the present and has served as Athena’s Secretary since January 2007.

From March 2010 to present, Mr. Power has severed as co-Managing Member of Ryan Air Exposition, LLC, a private California holding company that invests in antique airplanes. Mr. Power has served as President and director of Alta California Broadcasting, Inc., which operates local market radio stations, from December 1993 to March 2007; and President and director of Four Rivers Broadcasting, Inc., also a radio broadcaster, from May 1997 to March 2005 and Vice President from March 2005 to the present. Mr. Power has served as Co-Managing Member of Wyoming Resorts, LLC, which owns and operates an historic hotel in Thermopolis, Wyoming, since June 1997; and Mr. Power has served as President of Power Curve, Inc., a private investment company, since 1986.

From September 2008 to March 2012, Mr. Power served as an officer and director of Hungry Hunter, Inc., a private California-based restaurant enterprise.  From March 2008 until February 2010, Mr. Power served as a director of Reserve Energy Corporation, a small private oil and gas exploration and production company; and was Managing Member of Montana Resorts, LLC, which is a holding company for Yellowstone Gateway Resorts, LLC,(from May 2002 until May 2008; and was Managing Member of Yellowstone Gateway Resorts, LLC, which owned and operated the Gallatin Gateway Inn, from May 2002 until May 2008. On November 16, 2004, Yellowstone Gateway Resorts, LLC filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in response to an adverse arbitration award in favor of a former employee.  Yellowstone Gateway Resorts, LLC was successfully reorganized under Chapter 11.

Mr. Power attended, but did not receive a degree from, Occidental College and University of California at Davis.

Involvement in Certain Legal Proceedings

During the last 10 years, except as disclosed above, none of our directors or officers has:

a.

had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

b.

been convicted in a criminal proceeding or subject to a pending criminal proceeding;

c.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

d.

been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

On June 1, 1998, the SEC issued an Order instituting proceedings alleging, among other things, that Mr. Power violated Section 10(b) of the Exchange Act and Rule 10(b)(5) promulgated thereunder by participating in a manipulation through his personal account of the public trading market for the stock of Premier Concepts, Inc., from approximately June 1994 through December 1994.  On November 15, 2005, the US Court of Appeals for the District of Columbia Circuit issued an Opinion and Order dismissing the matter.

Our executive officers are elected at the annual meeting of our Board of Directors held after each annual meeting of our shareholders.  Our directors are elected at the annual meeting of our shareholders.  Each director and executive officer holds office until his successor is duly elected and qualified, until his resignation or until he is removed in the manner provided by our by-laws.

Family Relationships

No family relationships exist among our directors.  Additionally, there do not exist any arrangements or understandings between any director and any other person pursuant to which any director was elected as such.

Compliance with Section 16(a), Beneficial Ownership

Our common stock is not registered pursuant to Section 12 of the Exchange Act. Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a Code of Ethics that apples to, among other persons, our company’s principal executive officer, as well as persons performing similar functions. As adopted, our Code of Ethics sets forth written guidelines to promote:

•

honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

full, fair, accurate, timely and understandable disclosure in all reports and documents that we file with, or submit to, the SEC and in other public communications made by us that are within the executive officer’s area of responsibility;

•

compliance with applicable governmental laws, rules and regulations;

•

the prompt internal reporting of violations of the Code; and

•

accountability for adherence to the Code.

Our Code of Ethics will be filed with the SEC as Exhibit 14.1 to this Annual Report on Form 10-K. We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Magellan Gold Corporation, 2010A Harbison Drive # 312, Vacaville, CA  95687.

Committees of the Board of Directors

We currently do not have standing audit, compensation or nominating committees of the Board of Directors.  We plan to form audit, compensation and nominating committees when it is necessary to do so to comply with federal securities laws or to meet listing requirements of a stock exchange or the Nasdaq Capital Market.

ITEM 11.        EXECUTIVE COMPENSATION

Director Compensation

Our sole director, Mr. Power, receives no compensation for his services as director.

Executive Compensation

The following table sets forth all compensation paid to Mr. Power since our inception in September 2010:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John C. Power, President	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	30,000 0	30,000 0

Mr. Power is our only executive officer.  We entered into a one year consulting agreement with Mr. Power at the rate of $30,000 per year for his part-time service as our President. Mr. Power devotes approximately 25% of his time and attention to our business.

We did not have outstanding equity awards at December 31, 2010 and 2011.

Employment Agreements

We do not have any written employment agreements other than the above-referenced consulting agreement with any of our executive officers; nor do we have or maintain key man life insurance on Mr. Power.

Equity Incentive Plan

We have not adopted any stock option, equity or other incentive equity plan and have no immediate plans to do so.

Indemnification of Directors and Officers

Nevada Revised Statutes provide that a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

Nevada Revised Statutes also provide that to the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding, or in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorneys' fees, actually and reasonably incurred by him in connection with the defense.

Our Articles of Incorporation authorize us to indemnify our directors and officers to the fullest extent permitted under Nevada Revised Statutes.  Our bylaws set forth the procedures that must be followed in order for directors and officers to receive indemnity payments from us.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to beneficial ownership of our common stock by:

*	each person who beneficially owns more than 5% of our common stock;
*	each of our executive officers named in the Management section;
*	each of our directors; and
*	all executive officers and directors as a group.

The following table shows the number of shares owned as of March 26, 2012 and the percentage of outstanding common stock owned as of March 26, 2012.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)		Ownership as a Percentage of Outstanding Common Shares(3)

John Gibbs 807 Wood N Creek Ardmore, OK 73041	26,178,950	(4)	68.9%

John C. Power	10,464,300	(5)	27.5%

All officers and directors as a group (one person)	10,464,300		27.5%

(1)	Unless otherwise stated, address is 2010A Harbison Drive # 312, Vacaville, CA 95687.

(2)

Under SEC Rules, we include in the number of shares owned by each person the number of shares issuable under outstanding options or warrants if those options or warrants are exercisable within 60 days of the date of this Annual Report.  In calculating percentage ownership, we calculate the ownership of each person who owns exercisable options by adding (i) the number of exercisable options for that person only to (ii) the number of total shares outstanding and dividing that result into (iii) the total number of shares and exercisable options owned by that person.

(3)	Shares and percentages beneficially owned are based upon 38,000,000 shares outstanding on March 26, 2012.

(4)

Includes 466,500 shares owned by TriPower Resources, Inc., of which John D. Gibbs is President and controlling shareholder and includes 50,000 shares owned by Redwood MicroCap Fund, Inc., of which John D. Gibbs is President and controlling shareholder.

(5)	Includes 2,000 shares of common stock owned by John Power as custodian for Robert Henry Josiah Power, a minor. Mr. Power disclaims any pecuniary interest in the shares held as custodian.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AND DIRECTOR INDEPENDENCE

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Related Parties

Athena Silver Corporation is a company under common control. Mr. Power is also a director and CEO of Athena. Mr. Gibbs is a significant investor in both Magellan and Athena. Magellan and Athena are both exploration stage companies involved in the business of acquisition and exploration of mineral resources.

Silver Saddle Resources, LLC is a private company under common control. Mr. Power and Mr. Gibbs are significant investors and managing members of Silver Saddle. Magellan and Silver Saddle are both exploration stage companies involved in the business of acquisition and exploration of mineral resources.

The existence of common ownership and common management could result in significantly different operating results or financial position from those that could have resulted had Magellan, Athena and Silver Saddle been autonomous.

Management Fees

On January 1, 2011, we entered into a month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Magellan. During the year ended December 31, 2011, we incurred $30,000 of management fees to Mr. Power and these costs are included in general and administrative expenses in our statements of operations.

Notes Payable – Related Parties

Effective August 23, 2011, we entered into an unsecured loan from Mr. Power, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and the principal plus all accrued interest are due on January 1, 2013.

Effective August 23, 2011, we entered into an unsecured loan from Mr. Gibbs, evidenced by a $40,000 promissory note. The promissory note bears interest at 6% per annum and the principal plus all accrued interest are due on January 1, 2013.

Due to Related Parties

Accounts payable, accrued interest payable and unsecured, non-interest bearing advances from related parties are included in due to related parties in our balance sheets as follows:

	December 31,
	2011	2	2010

Accounts payable – Mr. Power	$4,271		$—
Accrued interest payable – related parties	1,284		—

Due to related parties - total	$5,555		$—

Advances Payable – Related Parties

Advances payable to related parties are as follows:

	December 31,
	2011	2	2010

Advances payable – Mr. Gibbs	$25,000		$—

During the year ended December 31, 2011, we borrowed and repaid non-interest bearing advances from/ to related parties as follows:

	Advances	Repayments

Athena Silver Corporation	$13,000	$13,000
Silver Saddle Resources, LLC	10,000	10,000
Mr. Gibbs	25,000	—
Mr. Power	15,500	15,500

	$63,500	$38,500

During the period from September 28, 2010 (our inception) through December 31, 2010, we borrowed and repaid non-interest bearing advances from/ to related parties as follows:

	Advances	Repayments

Athena Silver Corporation	$26,380	$26,380
Mr. Gibbs	15,730	15,730
Mr. Power	3,368	3,368

	$45,478	$45,478

On December 30, 2010, we agreed to issue 1,000,000 common shares with a fair value of $0.0025 per share as repayment of outstanding advances from Athena totaling $2,500.

On December 30, 2010, we agreed to issue 100,000 common shares with a fair value of $0.0025 per share as repayment of outstanding advances from Mr. Power totaling $250.

On December 20, 2010, we agreed to issue 6,291,840 common shares with a fair value of $0.0025 per share as repayment of outstanding advances from Mr. Gibbs totaling $15,730.

Due from Related Parties

During February and March 2011, we made non-interest bearing advances to related parties and received repayments during the same period as follows:

	Advances	Repayments

Athena Silver Corporation	$10,000	$10,000
Mr. Power	6,000	6,000
	$16,000	$16,000

Other Related Party Transaction

On October 21, 2010, John C. Power assigned the Randall Claims Lease to us, without consideration, as further described in Note 3 “Mineral Rights” to our financial statements included in this Report.

Subsequent Events

Effective January 24, 2012, we sold an aggregate of 5.0 million shares of common stock to Mr. Gibbs in consideration of $50,000, or $0.01 per share.  Of the total purchase price, $25,000 was paid in cash and $25,000 was paid through the conversion of a $25,000 advance that Mr. Gibbs had made in December 2011.

Effective February 28, 2012, Mr. Gibbs made another unsecured advance to us in the amount of $25,000.  The advance is evidenced by a promissory note due on demand.

Director Independence

Our common stock is not listed on a national securities exchange or inter-dealer quotation system. Under NASDAQ Rule 5605(a)(2) and Item 407(a) of Regulation S-K, a director is not considered to be independent if he or she is also an executive officer of the corporation. Our director is considered an executive officer under Rule 3b-7 of the Exchange Act. Therefore, our director is not independent.

As a result of our limited operating history and minimal resources, we believe that we will have difficulty in attracting independent directors. In addition, we would likely be required to obtain directors’ and officers’ insurance coverage in order to attract and retain independent directors. We believe that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 14.

PRINCIPAL ACCOUNTANTING FEES AND SERVICES

We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our Board of Directors has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit-related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. These determinations are among the key practices adopted by the Board of Directors. Our Board has adopted policies and procedures for pre-approving work performed by our principal accountants.

The aggregate fees billed for the fiscal year 2011 and for the period September 28, 2010 (our inception) through December 31, 2010 for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2011	2010
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$8,100	$0
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees"	0	0
Tax fees - tax compliance, tax advice and tax planning	0	0
All other fees - services provided by our principal accountants other than those identified above	0	0
Total fees	$8,100	$0

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

PART IV

ITEM15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	Ex. No.	Title
(1)	3.1	Certificate of Incorporation filed September 28, 2010
(1)	3.2	Bylaws
(4)	3.3	Amended and Restated Bylaws
(6)	3.4	Second Amended and Restated Bylaws
(1)	4.1	Specimen Common Stock Certificate
(1)	10.1	Cowles’ Option and Mining Lease
(1)	10.2	Mining Lease – Randall Claims
(1)	10.3	Assignment of Randall Mining Lease Agreement
(1)	10.4	Mining Lease – Secret Claims
(1)	10.5	Consulting Agreement
(2)	10.6	Promissory Note Dated August 23, 2011, in favor of John C. Power
(2)	10.7	Promissory Note Dated August 23, 2011, in favor of John D. Gibbs
(3)	10.8	First Amendment to Mining Lease – Secret Claims
(3)	10.9	Second Amendment to Mining Lease – Randall Claims
(5)	10.10	Promissory Note Dated February 28,2012, in favor of John D. Gibbs
*	10.11	Third Amendment to Mining Lease – Randall Claims
*	14.1	Code of Ethics
*	31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance* XBRL Taxonomy Extension Schema* XBRL Taxonomy Extension Calculation* XBRL Taxonomy Extension Definition* XBRL Taxonomy Extension Labels* XBRL Taxonomy Extension Presentation*

(1)

Incorporated by reference as an Exhibit to Form S-1 as filed with the Commission on May 18, 2011.

(2)

Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 23, 2011.

(3)

Incorporated by reference as an Exhibit to Quarterly Report on Form 10-Q as filed with the Commission on November 14, 2011.

(4)

Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 7, 2012.

(5)

Incorporated by reference as an Exhibit to Current Report on Form 8-K/A-1 as filed with the Commission on March 29, 2012.

(6)

Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on March 30, 2012.

*

Filed herewith

MAGELLAN GOLD CORPORATION

(An Exploration Stage Company)

TABLE OF CONTENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Magellan Gold Corporation (An Exploration Stage Company)

Carson City, Nevada 89701

We have audited the accompanying balance sheets of Magellan Gold Corporation (An Exploration Stage Company) (the “Company”) as of December 31, 2011 and 2010, and the related statements of expenses, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2011 and the periods from September 28, 2010 (inception) through December 31, 2011 and 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated significant revenue and has a working capital deficit. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 30, 2012

MAGELLAN GOLD CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$107	$41,814
Prepaid expenses	4,000	—
Total current assets	4,107	41,814

Mineral rights	97,507	39,221

Total assets	$101,614	$81,035

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$73,960	$7,441
Due to related parties	5,555	—
Advances payable - related parties	25,000	—
Notes payable – related parties	60,000	—
Total current liabilities	164,515	7,441

Commitments and contingencies

Shareholders’ (deficit) equity:
Preferred shares, $.001 par value, 25,000,000 shares authorized; no shares issued and outstanding	–	–
Common shares, $.001 par value, 100,000,000 shares authorized; 33,000,000 and 0 shares issued; and 33,000,000 shares outstanding, respectively	33,000	33,000
Additional paid-in capital	49,500	49,500
Accumulated deficit - exploration stage	(145,401)	(8,906)
Total shareholders’ (deficit) equity	(62,901)	73,594

Total liabilities and shareholders’ (deficit) equity	$101,614	$81,035

The accompanying notes are an integral part of these financial statements.

MAGELLAN GOLD CORPORATION

(An Exploration Stage Company)

STATEMENTS OF EXPENSES

	Year Ended December 31, 2011	September 28, 2010 (Inception) through December 31, 2010	September 28, 2010 (Inception) through December 31, 2011

Operating expenses:
Exploration costs	$21,486	$501	$21,987
General and administrative expenses	113,725	8,405	122,130
Total operating expenses	135,211	8,906	144,117

Operating loss	(135,211)	(8,906)	(144,117)

Other expense:
Interest expense	(1,284)	—	(1,284)

Net loss	$(136,495)	$(8,906)	$(145,401)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	33,000,000	33,000,000

The accompanying notes are an integral part of these financial statements.

MAGELLAN GOLD CORPORATION

(An Exploration Stage Company)

STATEMENT OF SHAREHOLDERS’ (DEFICIT) EQUITY

For the period from September 28, 2010 (Date of Inception) through December 31, 2011

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount

Balance, September 28, 2010	—	$—	$—	$—	$—
Issuance of common shares at $0.0025 per share for satisfaction of advances payable - related parties, December 2010	7,391,840	7,392	11,088	—	18,480
Issuance of common shares at $0.0025 per share for cash, December 2010	25,608,160	25,608	38,412	—	64,020
Net loss	—	—	—	(8,906)	(8,906)

Balance, December 31, 2010	33,000,000	$33,000	$49,500	$(8,906)	$73,594
Net loss	—	—	—	(136,495)	(136,495)

Balance, December 31, 2011	33,000,000	$33,000	$49,500	$(145,401)	$(62,901)

The accompanying notes are an integral part of these financial statements.

MAGELLAN GOLD CORPORATION

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011	September 28, 2010 (Inception) through December 31, 2010	September 28, 2010 (Inception) through December 31, 2011
Operating activities:
Net loss	$(136,495)	$(8,906)	$(145,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(4,000)	—	(4,000)
Accounts payable	36,519	7,441	43,960
Due to related parties	5,555	—	5,555
Net cash used in operating activities	(98,421)	(1,465)	(99,886)

Investing activities:
Acquisition of mineral rights	(28,286)	(39,221)	(67,507)
Net cash used in investing activities	(28,286)	(39,221)	(67,507)

Financing activities:
Change in advances payable - related parties	25,000	18,480	43,480
Proceeds from notes payable - related parties	60,000	—	60,000
Proceeds from sale of common shares	—	64,020	64,020
Net cash provided by financing activities	85,000	82,500	167,500

Net (decrease) increase in cash	(41,707)	41,814	107
Cash and cash equivalents, beginning of period	41,814	—	—
Cash and cash equivalents, end of period	$107	$41,814	$107

Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	—	—	—

Supplemental disclosure of non-cash investing and financing activities:
Increase in accounts payable applicable to acquisition of mineral rights	$30,000	$—	$30,000
Common shares issued for advances payable - related parties	—	18,480	18,480

The accompanying notes are an integral part of these financial statements.

MAGELLAN GOLD CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1 – Nature and Continuance of Operations

Nature of Operations

Magellan Gold Corporation (“we” “our”, “us” or Magellan”) was incorporated on September 28, 2010, under the laws of the State of Nevada. We are an exploration stage company and our principal business is the acquisition and exploration of mineral resources. We have not presently determined whether the properties to which we have mining rights contain mineral reserves that are economically recoverable.

We have only recently begun operations and we rely upon the sale of our securities to fund our operations as we have not generated any revenue.

Liquidity and Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At December 31, 2011, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $145,401 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain loans from officers, directors or significant shareholders. There are no current arrangements in place for equity funding or new loans.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

Our financial statements are stated in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the period presented.

We make our estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available. We believe that our significant estimates, assumptions and judgments are reasonable, based upon information available at the time they were made. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

Reclassifications

Certain reclassifications have been made to our prior years’ financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or retained earnings.

Exploration Stage Company

We are an exploration stage company and accordingly, all losses accumulated since inception have been considered as part of our exploration stage activities.

Fair Value of Financial Instruments

We value our financial assets and liabilities using fair value measurements. Our financial instruments primarily consist of cash and cash equivalents, accounts payable, accrued liabilities, amounts due to related parties and notes payable to related parties.  Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount of cash and cash equivalents, accounts payable, accrued liabilities, notes payable to related parties and other amounts due to related parties approximates fair value because of the short-term nature of these financial instruments.

Concentrations of Credit Risk

Our financial instruments which potentially subject us to credit risk are our cash and cash equivalents. We maintain our cash and cash equivalents at reputable financial institutions and currently, we are not exposed to significant credit risk.

Cash and Cash Equivalents

We consider all amounts on deposit with financial institutions and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Mineral Rights

We have determined that our mining rights meet the definition of mineral rights, as defined by accounting standards, and are tangible assets. As a result, our direct costs to acquire or lease mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with: leasing or acquiring patented and unpatented mining claims; leasing mining rights including lease signature bonuses, lease rental payments and advance minimum royalty payments; and options to purchase or lease mineral properties.

If we establish proven and probable reserves for a mineral property and establish that the mineral property can be economically developed, mineral rights will be amortized over the estimated useful life of the property following the commencement of commercial production or expensed if it is determined that the mineral property has no future economic value or if the property is sold or abandoned. For mineral rights in which proven and probable reserves have not yet been established, we assess the carrying values for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2011. No impairment loss was recognized during the period from September 28, 2010 (our inception) through December 31, 2011, and mineral rights are net of $0 of impairment losses as of December 31, 2011.

Impairment of Long-lived Assets and Mining Rights

We continually monitor events and changes in circumstances that could indicate that our carrying amounts of long-lived assets, including mineral rights, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flow. If the future undiscounted cash flow is less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Notes Payable – Related Parties

Notes payable to related parties are classified as current liabilities as the note holders have the ability to control the repayment dates of the notes.

Exploration Costs

Mineral exploration costs are expensed as incurred. When it has been determined that it is economically feasible to extract minerals and the permitting process has been initiated, exploration costs incurred to further delineate and develop the property are considered pre-commercial production costs and will be capitalized and included as mine development costs in our balance sheets.

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements and the effect of net operating losses based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. During the period from September 28, 2010 (our inception) through December 31, 2011, there were no potential common shares outstanding.

New Accounting Standards

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification

are communicated through issuance of an Accounting Standards Update. Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our financial statements upon adoption.

Recently Adopted Accounting Standards

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Note 3 – Mineral Rights

As of December 31, 2011 and 2010, our mineral rights consist of the following:

	December 31,
	2011	2010

Secret Canyon Claims	$79,729	$33,722
Randall Claims	13,307	1,798
Pony Express Claims	4,471	3,701

Total mineral rights	$97,507	$39,221

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

On September 15, 2011, we extended the Option until March 15, 2012, by paying the lessor $10,000. This payment was capitalized as an increase to mineral rights in our balance sheets. The lessor also agreed to waive the $25,000 work commitment during the first six months of the Option term and agreed to modify the work commitment from $25,000 to $50,000 during the second six months of the Option term.

On September 28, 2010, we entered into a Mining Lease (the “Secret Canyon Claims Lease”) which granted us a 10 year lease giving us the right to explore, develop and conduct mining operations on a group of unpatented lode mining claims situated in Washoe County, Nevada.

The following is a summary of the material provisions of the Secret Canyon Claims Lease:

•

The Lease commenced September 28, 2010, and has a term of 10 years.

•

In 2010 we paid the lessor cash in the amount of $15,730 as an advance minimum royalty and incurred $15,849 of additional advance minimum royalty costs for total consideration of $31,579 for the first year of the lease.

•

Additional advance minimum royalties are due as follows:

o

$20,000 was due on September 28, 2011;

o

$30,000 is due on September 28, 2012;

o

$40,000 is due on September 28, 2013; and

o

$50,000 is due on September 28, 2014 and on September 28th each year thereafter during the term of the lease.

•

During the term of the lease, the lessor will receive a production royalty of three percent of net smelter returns.

•

The production royalty is applicable to an area of interest extending one mile beyond the exterior boundaries of the lease.

•

We have the option to purchase up to two points (i.e. two percent) of the production royalty for $1.5 million per point.

•

The lessor will receive no production royalties until all advance royalty payments have been recaptured.

•

We are obligated to pay annual federal and state claim maintenance fees and taxes levied on any improvements we place on the property during the term of the lease.

•

We are responsible for any reclamation costs applicable to areas disturbed during our exploration, development and mining activities.

•

We have the right to terminate the lease at any time upon 30 days written notice.

•

We have the right to extend the lease term for an additional 10 years.

On September 30, 2011, we entered into the First Amendment to the Secret Canyon Claims Lease which allowed us to pay our 2011 advance minimum royalty payment in two installments of $10,000 each on September 30, 2011, and December 31, 2011. These amounts were capitalized as an increase to mineral rights in our balance sheets. As of the audit report date, we have made the 2011 royalty payments.

Randall Claims

On October 2, 2010, we were assigned a Mining Lease (the “Randall Claims Lease”) from John C. Power our President and Director, which granted us the remaining term of a 10 year lease executed on August 18, 2010, giving us the right to explore, develop and conduct mining operations on a group of unpatented lode mining claims situated in Churchill County, Nevada.

The following is a summary of the material provisions of the Randall Claims Lease:

•

The Lease commenced August 18, 2010, and has a term of 10 years expiring August 17, 2020.

•

Advance minimum royalties are due on the first anniversary of the lease and each year thereafter as follows:

o

$10,000 was due on August 18, 2011;

o

$20,000 is due on August 18, 2012;

o

$30,000 is due on August 18, 2013;

o

$40,000 is due on August 18, 2014; and

o

$50,000 is due on August 18, 2015 and on August 18th each year thereafter during the term of the lease.

•

During the term of the lease, the lessor will receive a production royalty of three percent of net smelter returns.

•

The production royalty is applicable to an area of interest extending one mile beyond the exterior boundaries of the lease.

•

We have the option to purchase up to two points (i.e. two percent) of the production royalty for $1.5 million per point.

•

The lessor will receive no production royalties until all advance royalty payments have been recaptured.

•

We are obligated to expend at least $10,000 of exploration costs applicable to the property during the first year of the lease. In the event that we spend less than $10,000, we are obligated to pay the lessor the difference between $10,000 and the actual amount we spent. Such amount, if any was due on September 18, 2011.

•

In all subsequent years of the lease term we are obligated to expend an amount equal to that year’s annual advance minimum royalty in exploration, development, mining or mineral processing costs. The excess of expenditures in one year can be carried forward to meet subsequent year’s obligations.

•

We are obligated to pay annual federal and state claim maintenance fees and taxes levied on any improvements we place on the property during the term of the lease.

•

We are responsible for any reclamation costs applicable to areas disturbed during our exploration, development and mining activities.

•

We have the right to terminate the lease at any time upon 30 days written notice.

•

We have the right to extend the lease term for an additional 10 years.

On September 30, 2011, we entered into the Second Amendment to the Randall Claims Lease which allowed us to pay our 2011 advance minimum royalty payment in two installments of $5,000 each on September 30, 2011, and December 31, 2011. These amounts were capitalized as an increase to mineral rights in our balance sheets. The amendment also allowed us to defer our $10,000 first year work obligation until December 31, 2011.

On December 30, 2011, we entered into the Third Amendment to the Randall Claims Lease which allows us to defer our $10,000 first year work obligation until June 30, 2012, and extends the due date for our $10,000 advance minimum royalty obligation until March 31, 2012.

Pony Express Claims

On November 18, 2010, we staked two unpatented lode mining claims (the “Pony Express Claims”) giving us the right to explore, develop and conduct mining operations on these claims located in Churchill County, Nevada.

Note 4 - Commitments and Contingencies

Under our Option to explore a group of nine patented claims in Washoe County, Nevada, included as part of our Secret Canyon Claims, we are committed to spend at least $50,000 for mineral exploration, geology work, metallurgy work and on-site field work on these claims by March 15, 2012. As of December 31, 2011, we have satisfied $10,292 of this work commitment obligation.

Under our Randall Claims Lease, we are committed to spend at least $10,000 for exploration on these claims by June 30, 2012, as part of our first year lease obligation. As of December 31, 2011, we have not made any expenditure toward this work commitment. In addition, we are obligated to expend an amount equal to each year’s annual advance minimum royalty in exploration, development, mining or mineral processing costs beginning with the second year of the lease. The excess of expenditures in one year can be carried forward to meet subsequent year’s obligations.

Note 5 – Shareholders’ Equity

In December 2010, we agreed to issue 33,000,000 common shares at $.0025 for total consideration of $82,500. Total consideration consisted of $64,020 cash and repayment of advances payable - related parties of $18,480. The shares were issued in 2011.

At December 31, 2011, there were no options or warrants outstanding.

Note 6 – Related Party Transactions

Athena Silver Corporation is a company under common control. Mr. Power is also a director and CEO of Athena. John D. Gibbs is a significant investor in both Magellan and Athena. Magellan and Athena are both exploration stage companies involved in the business of acquisition and exploration of mineral resources.

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

Management Fees

On January 1, 2011, we entered into a month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Magellan. During the year ended December 31, 2011, we incurred $30,000 of management fees to Mr. Power and these costs are included in general and administrative expenses in our statements of operations.

Notes Payable – Related Parties

Effective August 23, 2011, we entered into an unsecured loan from Mr. Power, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and the principal plus all accrued interest are due on January 1, 2013.

Effective August 23, 2011, we entered into an unsecured loan from Mr. Gibbs, evidenced by a $40,000 promissory note. The promissory note bears interest at 6% per annum and the principal plus all accrued interest are due on January 1, 2013.

Maturities of notes payable – related parties are as follows:

Notes Payable – Related Parties

2012	$—
2013	60,000
Thereafter	—

$60,000

Due to Related Parties

Accounts payable and accrued interest payable to related parties are included in due to related parties in our balance sheets as follows:

	December 31,
	2011	2	2010

Accounts payable – Mr. Power	$4,271		$—
Accrued interest payable – related parties	1,284		—

Due to related parties - total	$5,555		$—

Advances Payable – Related Parties

Advances payable to related parties are as follows:

	December 31,
	2011	2	2010

Advances payable – Mr. Gibbs	$25,000		$—

During the year ended December 31, 2011, we borrowed and repaid non-interest bearing advances from/ to related parties as follows:

	Advances	Repayments

Athena Silver Corporation	$13,000	$13,000
Silver Saddle Resources, LLC	10,000	10,000
Mr. Gibbs	25,000	—
Mr. Power	15,500	15,500

	$63,500	$38,500

During the period from September 28, 2010 (our inception) through December 31, 2010, we borrowed and repaid non-interest bearing advances from/ to related parties as follows:

	Advances	Repayments

Athena Silver Corporation	$26,380	$26,380
Mr. Gibbs	15,730	15,730
Mr. Power	3,368	3,368

	$45,478	$45,478

On December 30, 2010, we agreed to issue 1,000,000 common shares with a fair value of $0.0025 per share as repayment of outstanding advances from Athena totaling $2,500.

On December 30, 2010, we agreed to issue 100,000 common shares with a fair value of $0.0025 per share as repayment of outstanding advances from Mr. Power totaling $250.

On December 20, 2010, we agreed to issue 6,291,840 common shares with a fair value of $0.0025 per share as repayment of outstanding advances from Mr. Gibbs totaling $15,730.

Due from Related Parties

During February and March 2011 we made non-interest bearing advances to related parties and received repayments during the same period as follows:

	Advances	Repayments

Athena Silver Corporation	$10,000	$10,000
Mr. Power	6,000	6,000
	$16,000	$16,000

Other Related Party Transaction

On October 21, 2010, John C. Power assigned the Randall Claims Lease to us, without consideration, as further described in Note 3 “Mineral Rights.”

Note 7 – Income Taxes

Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for the year 2011 and period from September 28, 2010 (date of inception) through December 31, 2010, are as follows:

	Period Ended December 31,
	2011	2010
Expected federal income tax benefit at statutory rate	$47,773	$3,117
Change in valuation allowance	(47,773)	(3,117)
Income tax benefit	$—	$—

Our gross net operating loss carry-forwards for federal tax purposes are $145,401 as of December 31, 2011, to offset future taxable income. These NOLs expire on various dates through 2031.

Our deferred tax assets as of December 31, 2011 and 2010, are summarized as follows:

	December 31,
	2011	2010
Net operating loss	$50,890	$3,117
Valuation allowance	(50,890)	(3,117)
Deferred tax assets, net of allowance	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have provided a valuation allowance of 100% of our net deferred tax asset due to the uncertainty of generating future profits that would allow us to realize our deferred tax assets. During 2011 our valuation allowance increased by $47,773.

Note 8 - Subsequent Events

On March 16, 2012, we became in technical default of the Cowles Option by virtue of our not having made the March 15, 2012, Option payment and our failure to fulfill the work commitment by that date.   As of the date of this Report, we have reached an agreement in principle with the lessor which would (i) extend the Option period from March 15, 2012 to June 15, 2012, in consideration of a $10,000 payment and (ii) grant us the right to exercise the Option and enter into the Mining Lease by paying $25,000 on or before June 15, 2012.  There can be no assurance that the agreement in principle to amend the Option will be consummated; and our failure to consummate the amendment would result in a termination of the Option and our rights to explore or develop the Cowles property.

Effective February 28, 2012, we entered into an unsecured loan from Mr. Gibbs evidenced by a $25,000 promissory note. The promissory note is non-interest-bearing and due upon demand.

On January 24, 2012, we issued 5,000,000 common shares with a fair value of $50,000, or $0.01 per share, to Mr. Gibbs for $25,000 cash and in satisfaction of a $25,000 advance made to us by Mr. Gibbs in December 2011. The advance is reflected in due to related parties on our December 31, 2011, balance sheet.

On January 1, 2012 we renewed our month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day to day management of Magellan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN GOLD CORPORATION

Date: March 30, 2012	By__/s/ John C. Power __ John C. Power, President, Principal Executive Officer, Principal Accounting Officer, Secretary & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

__/s/ John C. Power _________ John C. Power	President, Principal Executive Officer, Principal Accounting Officer, Secretary & Director	March 30, 2012