Form 10-K/A
period 2011-12-31
MAGELLAN GOLD Corp
filed 2012-04-11
CIK 1515317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

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

As of March 26, 2012, there were approximately 54 record owners of our common stock.

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

*

Incorporated by reference as an Exhibit to Annual Report on Form 10-K as filed with the Commission on March 30, 2012.

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

MAGELLAN GOLD CORPORATION

Date: April 11, 2012	By___/s/ John C. Power____ John C. Power, President, Principal Executive Officer, Principal Accounting Officer, Secretary & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

_/s/ John C. Power John C. Power	President, Principal Executive Officer, Principal Accounting Officer, Secretary & Director	April 11, 2012