Form 10-Q
period 2012-03-31
MAGELLAN GOLD Corp
filed 2012-05-14
CIK 1515317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number: 333-174287

MAGELLAN GOLD CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-3566922 (IRS Employer Identification Number)
2010A Harbison Drive #312, Vacaville, CA (Address of principal executive offices)	95687 (Zip Code)

Registrant's telephone number, including area code:   (707) 884-3766

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ] No [ X ]

On May 11, 2012 there were 40,500,000 shares of the registrant’s common stock, $.001 par value, outstanding.

MAGELLAN GOLD CORPORATION

(An Exploration Stage Company)

FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MAGELLAN GOLD CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

(unaudited)

	March 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$5	$107
Prepaid expenses	1,000	4,000
Total current assets	1,005	4,107

Mineral rights	97,507	97,507

Total assets	$98,512	$101,614

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$59,057	$73,960
Checks issued in excess of funds available	10,685	—
Due to related parties	3,045	5,555
Advances payable – related parties	100	25,000
Notes payable - related parties	85,000	60,000
Total current liabilities	157,887	164,515

Commitments and contingencies

Shareholders’ deficit:
Preferred shares, $.001 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $.001 par value, 100,000,000 shares authorized; 38,000,000 and 33,000,000 shares issued and outstanding, respectively	38,000	33,000
Additional paid-in capital	94,500	49,500
Accumulated deficit - exploration stage	(191,875)	(145,401)
Total shareholders’ deficit	(59,375)	(62,901)

Total liabilities and shareholders’ deficit	$98,512	$101,614

The accompanying notes are an integral part of these unaudited financial statements.

MAGELLAN GOLD CORPORATION

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		From Inception (September 28, 2010) through
	2012	2011	March 31, 2012

Operating expenses:
Exploration costs	$3,601	$—	$25,588
General and administrative expenses	41,832	26,354	163,962
Total operating expenses	45,433	26,354	189,550

Operating loss	(45,433)	(26,354)	(189,550)

Other expense:
Interest expense	(1,041)	—	(2,325)

Net loss	$(46,474)	$(26,354)	$(191,875)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	36,736,264	33,000,000

The accompanying notes are an integral part of these unaudited financial statements.

MAGELLAN GOLD CORPORATION

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,		From Inception (September 28, 2010) through
	2012	2011	March 31, 2012
Operating activities:
Net loss	$(46,474)	$(26,354)	$(191,875)
Changes in operating assets and liabilities:
Prepaid expenses	3,000	—	(1,000)
Accounts payable	15,097	748	59,057
Accrued and other liabilities	10,685	—	10,685
Due to related parties	(2,510)	—	3,045
Net cash used in operating activities	(20,202)	(25,606)	(120,088)

Investing activities:
Acquisition of mineral rights	(30,000)	(5,846)	(97,507)
Net cash used in investing activities	(30,000)	(5,846)	(97,507)

Financing activities:
Change in advances payable – related parties	100	—	43,580
Proceeds from notes payable - related parties	25,000	—	85,000
Proceeds from sale of common shares	25,000	—	89,020
Net cash provided by financing activities	50,100	—	217,600

Net (decrease) increase in cash	(102)	(31,452)	5
Cash and cash equivalents, beginning of period	107	41,814	—
Cash and cash equivalents, end of period	$5	$10,362	$5

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	—	—	—

Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in accounts payable applicable to acquisition of mineral rights	$(30,000)	$—	$—
Common shares issued for advances payable – related parties	25,000	—	43,480

The accompanying notes are an integral part of these unaudited financial statements.

MAGELLAN GOLD CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

We use the terms “Magellan,” “we,” “our,” and “us” to refer to Magellan Gold Corporation.

Note 1 – Organization, Basis of Presentation and Significant Accounting Policies:

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to meet our obligations and continue our operations during the next twelve months. Asset realization values may be significantly different from carrying values as shown in our financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At March 31, 2012, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $191,875 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain loans from officers, directors or significant shareholders. There are no current arrangements in place for equity funding or new loans.

Interim Reporting

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012, are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K filed on March 30, 2012.

Recently Adopted Accounting Standards

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

Note 2 – Mineral Rights:

As of March 31, 2012, and December 31, 2011, our mineral rights consist of the following:

	March 31, 2012	December 31, 2011

Secret Canyon Claims	$79,729	$79,729
Randall Claims	13,307	13,307
Pony Express Claims	4,471	4,471
Total Mineral Rights	$97,507	$97,507

Secret Canyon Claims

On March 15, 2011, we purchased a six-month Option to explore a group of nine patented claims in Washoe County, Nevada, included as part of our Secret Canyon Claims, along with the right to renew the Option for an additional six months. The Option also granted us the right to enter into a Mining Lease during the Option period. On April 4, 2012, the Option was amended to extend the Option term from March 15, 2012, to June 15, 2012, in consideration for a cash payment of $10,000. The terms of the Option were also amended to reduce the amount due upon the exercise of the Option to Lease from $35,000 to $25,000 and to extend the second-phase $25,000 work commitment obligation due date from March 15, 2012 to June 15, 2012.

On September 28, 2010, we entered into a mining lease which granted us a 10 year lease giving us the right to explore, develop and conduct mining operations on a group of 70 unpatented lode mining claims, included as part of our Secret Canyon Claims, situated in Washoe County, Nevada. Under the terms of the lease, the lessor will receive a production royalty of up to three percent of net smelter returns. The lease requires us to make annual advance minimum royalty payments to the lessor ranging from $20,000 to $50,000 per year over the life of the lease. We have the right to extend the lease term for an additional 10 years.

Randall Claims

On October 2, 2010, we were assigned a mining lease from John C. Power our President and director, which granted us the remaining term of a 10 year lease executed on August 18, 2010, giving us the right to explore, develop and conduct mining operations on a group of 10 unpatented lode mining claims situated in Churchill County, Nevada. Under the terms of the lease, the lessor will receive a production royalty of up to three percent of net smelter returns. The lease requires us to make annual advance minimum royalty payments to the lessor ranging from $10,000 to $50,000 per year over the life of the lease. We have the right to extend the lease term for an additional 10 years.

Pony Express Claims

On November 18, 2010, we filed two unpatented lode mining claims giving us the right to explore, develop and conduct mining operations on these claims located in Churchill County, Nevada.

Note 3 – Notes Payable – Related Parties:

Effective February 28, 2012, we entered into an unsecured loan from John D. Gibbs, a significant investor, evidenced by a $25,000 promissory note. The promissory note bears interest at 6% per annum and is due upon demand.

Note 4 - Commitments and Contingencies:

Under our Option to explore a group of nine patented claims in Washoe County, Nevada, included as part of our Secret Canyon Claims, we are committed to spend at least $25,000 for mineral exploration, geology work, metallurgy work and on-site field work on these claims by June 15, 2012. As of March 31, 2012, we have satisfied $11,197 of this work commitment obligation.

Under our Randall Claims Lease, as amended, we are committed to spend at least $10,000 for exploration on these claims by June 30, 2012, as part of our first year lease obligation. As of March 31, 2012, we have satisfied $1,792 of this work commitment. In addition, we are obligated to expend an amount equal to each year’s annual advance minimum royalty in exploration, development, mining or mineral processing costs beginning with the second year of the lease. Our work commitment during the second year of the lease ending August 18, 2012, is $20,000. The excess of expenditures in one year can be carried forward to meet subsequent year’s obligations.

Note 5 – Shareholders’ Equity:

On January 24, 2012, we issued 5,000,000 common shares with a fair value of $50,000, or $0.01 per share, to Mr. Gibbs for $25,000 cash and in satisfaction of a $25,000 advance made to us by Mr. Gibbs in December 2011. The advance is reflected in advances payable - related parties on our December 31, 2011, balance sheet.

Note 6 – Related Party Transactions:

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

Management Fees

On January 1, 2012, we extended, for one year, our month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Magellan. During each of the three month periods ended March 31, 2012 and 2011, we incurred $7,500 of management fees to Mr. Power and these costs are included in general and administrative expenses in our statement of operations.

Due from Related Parties

During the three months ended March 31, 2012, we made non-interest bearing advances to related parties and received repayments during the same period as follows:

	Advances	Repayments
Silver Saddle Resources, LLC	$5,000	$5,000

During the three months ended March 31, 2011, we made non-interest bearing advances to related parties and received repayments during the same period as follows:

	Advances	Repayments
Athena Silver Corporation	$10,000	$10,000
Mr. Power	6,000	6,000
	$16,000	$16,000

Due to Related Parties

Accounts payable and accrued interest payable to related parties are included in due to related parties in our balance sheets as follows:

	March 31, 2012	December 31, 2011
Accounts payable – Mr. Power	$720	$4,271
Accrued interest payable – related parties	2,325	1,284
Due to related parties - total	$3,045	$5,555

Advances Payable – Related Parties

Advances payable to related parties are as follows:

	March 31, 2012	December 31, 2011
Mr. Power	$100	$—
Mr. Gibbs	—	25,000
Total advances payable – related parties	$100	$25,000

During the three months ended March 31, 2012, we borrowed and repaid non-interest bearing advances from/ to related parties as follows:

	Advances	Repayments
Nr. Gibbs	$—	$25,000
Mr. Power	1,760	1,660
	$1,760	$26,660

On January 24, 2012, we repaid a $25,000 advance payable to Mr. Gibbs by issuing 2,500,000 common shares valued at $25,000, or $0.01 per share. See also Note 5.

During the three months ended March 31, 2011, we did not borrow or make repayments under advances from related parties.

Note 7 – Subsequent Events:

On April 10, 2012, we issued 2,500,000 common shares with a fair value of $25,000, or $0.01 per share, to Mr. Gibbs for $25,000 cash.

As described in Note 2 above, on April 4, 2012, we amended our Option and Mining Lease applicable to nine patented claims included as part of our Secret Canyon Claims to extend the Option term from March 15, 2012, to June 15, 2012, in consideration of a cash payment of $10,000. The terms of the Option were also amended to reduce the amount due upon the exercise of the Option to Lease from $35,000 to $25,000 and extend the second-phase $25,000 work commitment obligation from March 15, 2012 to June 15, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Magellan,” “we,” “our,” and “us” to refer to Magellan Gold Corporation.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q. The discussion of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

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

During 2011 we began pre-exploration work on our Secret Canyon Claims including soil sampling and the development of an assay grid on our patented claims under an Option to explore a group of nine patented claims in Washoe County, Nevada.

Our primary focus during the next twelve months will be to acquire, explore, and if warranted and feasible, permit and develop our mineral properties.

Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing in Part I. Item 1. of this report.

Results of Operations for the Three Months Ended March, 2012 and 2011.

Operating expenses

During the three months ended March 31, 2012, our total operating expenses were $45,433 as compared to $26,354 during the three months ended March 31, 2011.

Operating expenses during the first quarter 2012 included $3,601 of exploration costs and $41,832 of general and administrative expenses. Exploration costs were mainly comprised of geologist professional fees and mapping costs. General and administrative expenses were mainly comprised of professional fees including: accounting and audit fees totaling $19,126, legal fees totaling $10,970, management fees to Mr. Power totaling $7,500, investor relations and other professional fees totaling $3,653 and other general and administrative expenses of $583.

Operating expenses during the first quarter of 2011 were comprised of $9,114 of accounting and audit fees, $9,690 of legal fees, $7,500 of management fees to Mr. Power and $50 of travel-related expenses during the period.

Net loss

Our net loss for the three months ended March 31, 2012 and 2011 was $46,474 and $26,354, respectively. Net loss during the first quarter of 2012 was comprised of $45,433 of operating expenses described above plus $1,041 of interest expense.  Net loss during the first quarter of 2011 was comprised of operating expenses described above.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Three Months Ended March 31,
	2012	2011

Net cash used in operating activities	$(20,202)	$(25,606)
Net cash used in investing activities	(30,000)	(5,846)
Net cash provided by financing activities	50,100	—

Net decrease in cash	(102)	(31,452)
Cash and cash equivalents, beginning of period	107	41,814
Cash and cash equivalents, end of period	$5	$10,362

Three months ended March 31, 2012

As of March 31, 2012, we had $5 in cash and $156,882 negative working capital. During the three months ended March 31, 2012, we experienced a $102 net decrease in cash.

Net cash used in operating activities during the three months ended March 31, 2012, was $20,202 and was comprised of our $46,474 net loss during the period plus a $2,510 reduction in amounts due to related parties offset by a $25,782 increase in accounts payable and other liabilities applicable to operating activities and a $3,000 decrease in prepaid expenses during the period.

We used $30,000 of cash in investing activities during the period comprised of advance minimum royalty payments applicable to our Secret Canyon Claims and Randall Claims mineral rights.

During the first quarter of 2012 cash provided by financing activities was $50,100 as we sold 2,500,000 common shares to Mr. Gibbs for $25,000 cash and borrowed an additional $25,000 from Mr. Gibbs and $100 from Mr. Power.

Three months ended March 31, 2011

Our $31,452 decrease in cash during the first quarter of 2011was mainly comprised of our $26,354 net loss plus $5,846 of cash payments applicable to our Secret Canyon Claims mineral rights. These cash outflows were offset by a $748 increase in accounts payable during the period.

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

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on the effectiveness of disclosure controls and procedures in its periodic reports and an annual assessment of the effectiveness of its internal control over financial reporting in its annual report. Neither this report or our first Annual Report on Form 10-K for the fiscal year ending December 31, 2011, filed on March 30, 2012, includes a report of management's assessment regarding internal control over financial reporting due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, in our Annual Report on Form 10-K for the year ended December 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. to Part I. of our Annual Report on  Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All sales of unregistered securities were reported on Form 8-K during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Effective May 8, 2012, the Company’s common stock was approved by FINRA for quotation on the OTC Bulletin Board under the ticker symbol “MAGE.”

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.2	Amended and Restated Bylaws dated January 24, 2012 (1)
3.3	Second Amended and Restated Bylaws dated March 29, 2012 (2)
10.3	Promissory Note Dated February 28, 2012, in favor of John D. Gibbs (3)
10.4	First amendment to Option and Mining Lease (4)

31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

____________________
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-333-174287), filed February 7, 2012.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-333-174287), filed March 30, 2012.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K / A-1 (File No. 000-333-174287), filed March 29, 2012.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-333-174287), filed April 5, 2012.
*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN GOLD CORPORATION

Dated: May 14, 2012.	By:	/s/ JOHN C. POWER
John C. Power
President, Principal Executive Officer, Principal Accounting Officer, Secretary, Treasurer and director.