Form 10-Q
period 2012-06-30
MAGELLAN GOLD Corp
filed 2012-08-08
CIK 1515317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ] No [ X ]

On August 6, 2012 there were 47,500,000 shares of the registrant’s common stock, $.001 par value, outstanding.

MAGELLAN GOLD CORPORATION

(An Exploration Stage Company)

FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MAGELLAN GOLD CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

(unaudited)

	June 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$179	$107
Prepaid expenses	—	4,000
Total current assets	179	4,107

Mineral rights	68,732	97,507

Total assets	$68,911	$101,614

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$63,157	$73,960
Due to related parties	6,534	5,555
Advances payable – related parties	1,250	25,000
Notes payable - related parties	85,000	60,000
Total current liabilities	155,941	164,515

Commitments and contingencies

Shareholders’ deficit:
Preferred shares, $.001 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $.001 par value, 100,000,000 shares authorized; 44,500,000 and 33,000,000 shares issued and outstanding, respectively	44,500	33,000
Additional paid-in capital	153,000	49,500
Accumulated deficit - exploration stage	(284,530)	(145,401)
Total shareholders’ deficit	(87,030)	(62,901)

Total liabilities and shareholders’ deficit	$68,911	$101,614

The accompanying notes are an integral part of these unaudited financial statements.

MAGELLAN GOLD CORPORATION

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Inception (September 28, 2010) through
	2012	2011	2012	2011	June 30, 2012
Operating expenses:
Exploration costs	$23,957	$7,079	$27,558	$7,079	$49,545
Other operating costs	1,504	—	1,504	—	1,504
General and administrative expenses	27,148	24,052	68,980	50,406	191,110
Abandonment of mineral rights	25,468	—	25,468	—	25,468
Impairment of mineral rights	13,307	—	13,307	—	13,307
Total operating expenses	91,384	31,131	136,817	57,485	280,934

Operating loss	(91,384)	(31,131)	(136,817)	(57,485)	(280,934)

Other income (expense):
Interest expense	(1,272)	—	(2,312)	—	(3,596)

Net loss	$(92,656)	$(31,131)	$ (139,129)	$(57,485)	$(284,530)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	41,153,846,	33,000,000	38,945,055	33,000,000

The accompanying notes are an integral part of these unaudited financial statements.

MAGELLAN GOLD CORPORATION

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,		Inception (September 28, 2010) through
	2012	2011	June 30, 2012
Operating activities:
Net loss	$(139,129)	$(57,485)	$(284,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Abandonment of mineral rights	25,468	—	25,468
Impairment of mineral rights	13,307	—	13,307
Changes in operating assets and liabilities:
Prepaid expenses	4,000	—	—
Accounts payable	19,197	13,643	63,157
Due to related parties	979	9,500	6,534
Net cash used in operating activities	(76,178)	(34,342)	(176,064)

Investing activities:
Acquisition of mineral rights	(40,000)	(5,846)	(107,507)
Net cash used in investing activities	(40,000)	(5,846)	(107,507)

Financing activities:
Change in advances payable – related parties	1,250	—	44,730
Proceeds from notes payable - related parties	25,000	—	85,000
Proceeds from sale of common shares	90,000	—	154,020
Net cash provided by financing activities	116,250	—	283,750

Net increase (decrease) in cash	72	(40,188)	179
Cash and cash equivalents, beginning of period	107	41,814	—
Cash and cash equivalents, end of period	$179	$1,626	$179

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	—	—	—

Supplemental disclosure of non-cash investing and financing activities:
Decrease in accounts payable applicable to acquisition of mineral rights	$30,000	$—	$—
Common shares issued for advances payable – related parties	25,000	—	43,480

The accompanying notes are an integral part of these unaudited financial statements.

MAGELLAN GOLD CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

We use the terms “Magellan,” “we,” “our,” and “us” to refer to Magellan Gold Corporation.

Note 1 – Organization, Basis of Presentation and Significant Accounting Policies:

We were incorporated on September 28, 2010, in Nevada. We are an exploration stage company and our principal business is the acquisition and exploration of mineral resources. We have not presently determined whether our mineral properties contain mineral reserves that are economically recoverable.

We have only recently begun operations and we rely upon the sale of our securities and borrowings from significant shareholders to fund our operations as we have not generated any revenue.

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2012, are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2011.

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to meet our obligations and continue our operations during the next 12 months. Asset realization values may be significantly different from carrying values as shown in our financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At June 30, 2012, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $284,530 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. We anticipate that additional funding will be in the form of equity financing from the sale of our common shares. We may also seek to obtain loans from officers, directors or significant shareholders. There are no current arrangements in place for equity funding or new loans.

Recently Adopted Accounting Standards

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

Note 2 – Mineral Rights:

As of June 30, 2012, and December 31, 2011, our mineral rights consist of the following:

	June 30, 2012	December 31, 2011
Secret Canyon Claims	$64,261	$79,729
Randall Claims	—	13,307
Pony Express Claims	4,471	4,471
Total Mineral Rights	$68,732	$97,507

Secret Canyon Claims

On March 15, 2011, we purchased a six-month Option to explore a group of nine patented claims in Washoe County, Nevada, included as part of our Secret Canyon Claims, along with the right to renew the Option for an additional six months. The Option granted us the right to enter into a Mining Lease during the Option period. On April 4, 2012, the Option was amended to extend the Option term from March 15, 2012, to June 15, 2012, in consideration for a cash payment of $10,000. Effective June 15, 2012, we terminated this agreement without further obligation and expensed our previously capitalized costs to acquire these mineral rights in the amount of $25,468 which is included in abandonment of mineral rights in our statements of operations.

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

On July 16, 2012, we received notice from the Bureau of Land Management that our application to perform certain exploration work on our Randall Claims was not approved and as a result, we impaired 100% of our mineral rights applicable to our Randall Claims and recognized an impairment charge of $13,307 effective June 30, 2012.

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

Note 4 - Commitments and Contingencies:

Under our Randall Claims Lease, as amended, we are committed to spend at least $10,000 for exploration on these claims by June 30, 2012, as part of our first year lease obligation. As of June 30, 2012, we have satisfied $5,508 of this work commitment. In addition, we are obligated to expend an amount equal to each year’s annual advance minimum royalty in exploration, development, mining or mineral processing costs beginning with the second year of the lease. Our work commitment during the second year of the lease ending August 17, 2012, is $20,000. The excess of expenditures in one year can be carried forward to meet subsequent year’s obligations. On July 16, 2012, we received notice from the Bureau of Land Management that our application to perform certain exploration work on our Randall Claims was not approved and as a result, we may not be able to satisfy our work commitments. See also Note 2.

Note 5 – Shareholders’ Equity:

During the period, we issued common shares to Mr. Gibbs as follows:

Six Months Ended June 30, 2012
	Common Shares Issued	Price per Share	Cash Proceeds Received	In Satisfaction of Advances Payable – Related Parties
January 24, 2012	2,500,000	$0.01	$—	$25,000
January 24, 2012	2,500,000	0.01	25,000	—
April 10, 2012	2,500,000	0.01	25,000	—
May 31, 2012	2,500,000	0.01	25,000	—
June 28, 2012	1,500,000	0.01	15,000	—

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

Management fees to Mr. Power are included in general and administrative expenses in our statement of operations as follows:

	June 30, 2012	June 30, 2011
Three months ended	$7,500	$7,500
Six months ended	15,000	15,000

Due from Related Parties

We made non-interest bearing advances to related parties and received repayments during the same period as follows:

Six Months Ended June 30, 2012
	Advances	Repayments
Silver Saddle Resources, LLC	$5,000	$5,000

Six Months Ended June 30, 2011
	Advances	Repayments
Athena Silver Corporation	$10,000	$10,000
Mr. Power	6,000	6,000
	$16,000	$16,000

Due to Related Parties

Accounts payable and accrued interest payable to related parties are included in due to related parties in our balance sheets as follows:

	June 30, 2012	December 31, 2011
Accounts payable – Mr. Power	$2,937	$4,271
Accrued interest payable – related parties	3,597	1,284
Due to related parties - total	$6,534	$5,555

Advances Payable – Related Parties

Advances payable to related parties are as follows:

	June 30, 2012	December 31, 2011
Mr. Power	$1,250	$—
Mr. Gibbs	—	25,000
Total advances payable – related parties	$1,250	$25,000

We borrowed and repaid non-interest bearing advances from/ to related parties as follows:

Six Months Ended June 30, 2012
	Advances	Repayments
Mr. Gibbs	$—	$25,000
Mr. Power, including entities controlled by Mr. Power	14,310	13,060
	$14,310	$38,060

Six Months Ended June 30, 2011
	Advances	Repayments
Athena Silver Corporation	$3,000	$3,000
Mr. Power	9,500	—
	$12,500	$3,000

On January 24, 2012, we repaid a $25,000 advance payable to Mr. Gibbs by issuing 2,500,000 common shares valued at $25,000, or $0.01 per share. See also Note 5.

Note 7 – Subsequent Events

Effective July 10, 2012, we completed the sale of 3,000,000 common shares at $0.01 per share in consideration of $30,000 in cash from Mr. Gibbs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We were incorporated on September 28, 2010, in Nevada. We are an exploration stage company and our principal business is the acquisition and exploration of mineral resources. We have not presently determined whether the properties to which we have mineral rights contain mineral reserves that are economically recoverable.

We have only recently begun operations and we rely upon the sale of our securities and borrowings from significant investors to fund our operations as we have not generated any revenue.

During 2011 we began exploration work on our Secret Canyon Claims including collecting and assaying 85 soil samples from our claims. In May 2012 we collected and assayed an additional 217 soil samples from our Secret Canyon Claims. Results applicable to our group of 70 unpatented claims were encouraging, including one sample grading at 2.6 ppm gold. Results applicable to our mineral rights pertaining to our nine patented Cowles Option claims were less encouraging and as a result, on June 15, 2012, we gave notice to the owners that we terminated the Option and Mining Lease Agreement without further obligation to the owners effective June 15, 2012. As a result, we wrote off $25,468 of capitalized mineral rights applicable to the Cowles Option and included this cost in abandonment of mineral rights in our statements of operations.

In July 2012 we received notice from the Bureau of Land Management that our application to perform exploration work on our Randall Claims was not approved and as a result, we impaired 100% the carrying value of our mineral rights applicable to our Randall Claims as of June 30, 2012, and recognized an impairment expense of $13,307 in our statements of operations. We plan to further investigate alternatives that might allow us to perform exploration work on these claims.

Our primary focus during the next twelve months will be to acquire, explore, and if warranted and feasible, permit and develop our remaining mineral properties.

Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing in Part I. Item 1. of this report.

Results of Operations for the Three Months Ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2011	2010
Operating expenses:
Exploration costs	$23,957	$7,079
Other operating costs	1,504	—
General and administrative expenses	27,148	24,052
Abandonment of mineral rights	25,468	—
Impairment of mineral rights	13,307	—
Total operating expenses	91,384	31,131

Operating loss	(91,384)	(31,131)

Other income (expense):
Interest expense	(1,272)	—

Net loss	$(92,656)	$(31,131)

Operating expenses

During the three months ended June 30, 2012, our total operating expenses were $91,384 as compared to $31,131 during the three months ended June 30, 2011.

During the second quarter of 2012 we incurred $ 23,957 of exploration costs as compared to $7,079 during the same period in 2011. Our second quarter 2012 costs were mainly comprised of costs incurred to complete our second phase of the Secret Canyon Claims soil sample survey. Second quarter 2012 exploration costs were comprised of: assay and geochemical analysis costs totaling $16,970, geologist professional fees totaling $4,924 and other exploration costs totaling 2,063. During the second quarter of 2012 we incurred $21,110 of exploration costs on our Secret Canyon Claims and $ 2,847 on all other claims

Second quarter 2011 exploration costs were comprised of: assay and geochemical analysis costs totaling $3,001, geologist professional fees totaling $2,753 and other exploration costs totaling $872. During the second quarter of 2011 we incurred $4,183 of exploration costs on our Secret Canyon Claims, $2,583 on our Pony Express Claims and $313 on all other claims.

Second quarter 2012 general and administrative expenses were mainly comprised of professional fees including: accounting and audit fees totaling $11,384, legal fees totaling $6,015, management fees to Mr. Power totaling $7,500, and investor relations and other fees of  $2,249. Second quarter 2011 general and administrative expenses were comprised of: accounting fees totaling $4,500, legal fees totaling $11,373, management fees to Mr. Power totaling $7,500, and other general and administrative costs of $679.

Effective June 15, 2012,  after considering the results of our Secret Canyon  Claims soil sample surveys, we decided to  terminate our mineral rights agreement under the Cowles Option without further obligation and expensed our previously capitalized costs to acquire these mineral rights in the amount of $25,468 which is included in abandonment of mineral rights in our statements of operations. On July 16, 2012, we received notice from the Bureau of Land Management that our application to perform certain exploration work on our Randall Claims was not approved and as a result, we impaired 100% of our mineral rights applicable to our Randall Claims and recognized an impairment charge of $13,307 effective June 30, 2012.  We did not incur mineral rights abandonment or impairment charges during 2011.

Net loss

Our net loss for the three months ended June 30, 2012 and 2011 was $92,656 and $31,131, respectively. Net loss during the second quarter of 2012 was comprised of $91,384 of operating expenses described above plus $1,272 of interest expense.  Net loss during the second quarter of 2011 was comprised entirely of operating expenses described above.

Results of Operations for the Six Months Ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2011	2010
Operating expenses:
Exploration costs	$27,558	$7,079
Other operating costs	1,504	—
General and administrative expenses	68,980	50,406
Abandonment of mineral rights	25,468	—
Impairment of mineral rights	13,307	—
Total operating expenses	136,817	57,485

Operating loss	(136,817)	(57,485)

Other income (expense):
Interest expense	(2,312)	—

Net loss	$(139,129)	$(57,485)

Operating expenses

During the six months ended June 30, 2012, our total operating expenses were $136,817 as compared to $57,485 during the six months ended June 30, 2011.

During the first half of 2012 we incurred $ 27,558 of exploration costs as compared to $7,079 during the same period in 2011. Our first half 2012 costs were mainly comprised of our Secret Canyon Claims soil sample survey costs, including: assay and geochemical analysis costs totaling $16,970, geologist professional fees totaling $6,518 and other exploration costs totaling $4,070. During the first half of 2012 we incurred $22,919 of exploration costs on our Secret Canyon Claims and $4,639 on all other claims.

First half 2011 exploration costs were comprised of: assay and geochemical analysis costs totaling $2,753, geologist professional fees totaling $3,454 and other exploration costs totaling $872.  During the first half of 2011 we incurred $4,182 of exploration costs on our Secret Canyon Claims, $2,583 on our Pony Express Claims and $314 on all other claims.

First half 2012 general and administrative expenses were mainly comprised of professional fees including: accounting and audit fees totaling $30,510, legal fees totaling $16,985, management fees to Mr. Power totaling $15,000, and investor relations and other fees of  $5,969. First half 2011 general and administrative expenses were comprised of: accounting and audit fees totaling $13,614, legal fees totaling $21,063, management fees to Mr. Power totaling $15,000, and other general and administrative costs of $729.

Effective June 15, 2012,  after considering the results of our Secret Canyon  Claims soil sample surveys, we decided to  terminate our mineral rights agreement under the Cowles Option without further obligation and expensed our previously capitalized costs to acquire these mineral rights in the amount of $25,468 which is included in abandonment of mineral rights in our statements of operations. On July 16, 2012, we received notice from the Bureau of Land Management that our application to perform certain exploration work on our Randall Claims was not approved and as a result, we impaired 100% of our mineral rights applicable to our Randall Claims and recognized an impairment charge of $13,307 effective June 30, 2012.  We did not incur mineral rights abandonment or impairment charges during 2011.

Net loss

Our net loss for the six months ended June 30, 2012 and 2011 was $139,129 and $57,485, respectively. Net loss during the second half of 2012 was comprised of $136,817 of operating expenses described above plus $2,312 of interest expense.  Net loss during the second quarter of 2011 was comprised entirely of operating expenses described above.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Six Months Ended June 30,
	2012	2011

Net cash used in operating activities	$(76,178)	$(34,342)
Net cash used in investing activities	(40,000)	(5,846)
Net cash provided by financing activities	116,250	—

Net increase (decrease) in cash	72	(40,188)
Cash and cash equivalents, beginning of period	107	41,814
Cash and cash equivalents, end of period	$179	$1,626

Six months ended June 30, 2012

As of June 30, 2012, we had $179 in cash and $155,762 negative working capital. During the six months ended June 30, 2012, we experienced a $72 net increase in cash.

Net cash used in operating activities during the six months ended June 30, 2012, was $76,178 and was mainly comprised of our $139,129 net loss during the period.  This amount was offset by noncash write-downs of our mineral rights totaling $38,775 plus a $19,179 increase in accounts payable, a $979 increase in amounts due to related parties and a $4,000 decrease in prepaid expenses during the period.

We used $40,000 of cash in investing activities during the period comprised of advance minimum royalty payments applicable to our Secret Canyon Claims and Randall Claims mineral rights.

During the six months ended June 30, 2012, cash provided by financing activities was $116,250 as we sold 9,000,000 common shares to Mr. Gibbs for $90,000 cash and borrowed an additional $25,000 from Mr. Gibbs and $1,250 from Mr. Power.

Six months ended June 30, 2011

Our $40,188 decrease in cash during the six months ended June 30, 2012, was mainly comprised of our $57,485 net loss plus $5,846 of cash payments applicable to our Secret Canyon Claims mineral rights. These cash outflows were offset by a $13,643 increase in accounts payable and a $9,500 increase in due to related parties during the period.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Effective May 8, 2012, our common shares were approved by the Financial Industry Regulatory Authority (“FINRA”) for quotation on the OTC Bulletin Board under the ticker symbol “MAGE.”

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

MAGELLAN GOLD CORPORATION

Dated: August 6, 2012.	By:	/s/ JOHN C. POWER
John C. Power
President, Principal Executive Officer, Principal Accounting Officer, Secretary, Treasurer and director.