Form 10-Q/A
period 2012-06-30
MAGELLAN GOLD Corp
filed 2012-09-05
CIK 1515317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”) of Magellan Gold Corporation is being filed for the purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”).

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

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q (i.e., occurring after August 8, 2012) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the registrant with the SEC. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and the registrant’s other filings with the SEC.

Item 6.

Exhibits

Certification*

Certification pursuant to 18 U.S.C. Section 1350*

* Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 8, 2012.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.2	Amended and Restated Bylaws dated January 24, 2012 (1)
3.3	Second Amended and Restated Bylaws dated March 29, 2012 (2)
10.3	Promissory Note Dated February 28, 2012, in favor of John D. Gibbs (3)
10.4	First amendment to Option and Mining Lease (4)
31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
____________________
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-333-174287), filed February 7, 2012.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-333-174287), filed March 30, 2012.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K / A-1 (File No. 000-333-174287), filed March 29, 2012.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-333-174287), filed April 5, 2012.
*	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 8, 2012.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN GOLD CORPORATION

Dated: September 5, 2012.	By:	_____/s/ John C. Power_________________
John C. Power
President, Principal Executive Officer, Principal Accounting Officer, Secretary, Treasurer and director.

INDEX TO EXHIBITS

Certification*

Certification pursuant to 18 U.S.C. Section 1350*

101.INS	XBRL Instance**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.DEF	XBRL Taxonomy Extension Definition**
101.LAB	XBRL Taxonomy Extension Labels**
101.PRE	XBRL Taxonomy Extension Presentation**

* Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 8, 2012.

** Provided herewith.

3