Form 10-Q/A
period 2012-06-30
MAGELLAN GOLD Corp
filed 2012-10-29
CIK 1515317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-2

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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 of Magellan Gold Corporation is being filed for the purpose of amending and restating the Company’s financial statements and disclosures regarding certain sales of the Company’s common stock to a related party during the quarter ended June 30, 2012.

Management has determined that the related party sales of common stock occurring on May 31 and June 28, 2012 were undervalued based on their review of trading data on and around the transaction dates.  As a result, an additional $55,000 of non-cash financing costs have been recorded for the quarter, and are reflected in the amended and restated financial statements and disclosures included in this amended report.

MAGELLAN GOLD CORPORATION

(An Exploration Stage Company)

FINANCIAL STATEMENTS ( Restated)

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MAGELLAN GOLD CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

(unaudited)

	June 30, 2012 (Restated)	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$179	$107
Prepaid expenses	—	4,000
Total current assets	179	4,107

Mineral rights	68,732	97,507

Total assets	$68,911	$101,614

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$63,157	$73,960
Due to related parties	6,534	5,555
Advances payable – related parties	1,250	25,000
Notes payable - related parties	85,000	60,000
Total current liabilities	155,941	164,515

Commitments and contingencies

Shareholders’ deficit:
Preferred shares, $.001 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $.001 par value, 100,000,000 shares authorized; 44,500,000 and 33,000,000 shares issued and outstanding, respectively	44,500	33,000
Additional paid-in capital	208,000	49,500
Accumulated deficit - exploration stage	(339,530)	(145,401)
Total shareholders’ deficit	(87,030)	(62,901)

Total liabilities and shareholders’ deficit	$68,911	$101,614

The accompanying notes are an integral part of these unaudited financial statements.

MAGELLAN GOLD CORPORATION

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Inception (September 28, 2010) through
	2012 (Restated)	2011	2012 (Restated)	2011	June 30, 2012 (Restated)
Operating expenses:
Exploration costs	$23,957	$7,079	$27,558	$7,079	$49,545
Other operating costs	1,504	—	1,504	—	1,504
General and administrative expenses	82,148	24,052	123,980	50,406	246,110
Abandonment of mineral rights	25,468	—	25,468	—	25,468
Impairment of mineral rights	13,307	—	13,307	—	13,307
Total operating expenses	146,384	31,131	191,817	57,485	335,934

Operating loss	(146,384)	(31,131)	(191,817)	(57,485)	(335,934)

Other income (expense):
Interest expense	(1,272)	—	(2,312)	—	(3,596)

Net loss	$(147,656)	$(31,131)	$ (194,129)	$(57,485)	$(339,530)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	41,153,846,	33,000,000	38,945,055	33,000,000

The accompanying notes are an integral part of these unaudited financial statements.

MAGELLAN GOLD CORPORATION

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,		Inception (September 28, 2010) through
	2012 (Restated)	2011	June 30, 2012 (Restated)
Operating activities:
Net loss	$(194,129)	$(57,485)	$(339,530)
Adjustments to reconcile net loss to net cash used in operating activities: Financing costs	55,000	—	55,000
Abandonment of mineral rights	25,468	—	25,468
Impairment of mineral rights	13,307	—	13,307
Changes in operating assets and liabilities:
Prepaid expenses	4,000	—	—
Accounts payable	19,197	13,643	63,157
Due to related parties	979	9,500	6,534
Net cash used in operating activities	(76,178)	(34,342)	(176,064)

Investing activities:
Acquisition of mineral rights	(40,000)	(5,846)	(107,507)
Net cash used in investing activities	(40,000)	(5,846)	(107,507)

Financing activities:
Change in advances payable – related parties	1,250	—	44,730
Proceeds from notes payable - related parties	25,000	—	85,000
Proceeds from sale of common shares	90,000	—	154,020
Net cash provided by financing activities	116,250	—	283,750

Net increase (decrease) in cash	72	(40,188)	179
Cash and cash equivalents, beginning of period	107	41,814	—
Cash and cash equivalents, end of period	$179	$1,626	$179

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	—	—	—

Supplemental disclosure of non-cash investing and financing activities:
Decrease in accounts payable applicable to acquisition of mineral rights	$30,000	$—	$—
Common shares issued for advances payable – related parties	25,000	—	43,480

The accompanying notes are an integral part of these unaudited financial statements.

MAGELLAN GOLD CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Restated)

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

During the period, we issued common shares to Mr. Gibbs, a related party, as follows:

Six Months Ended June 30, 2012
	Common Shares Issued	Price per Share	Cash Proceeds Received	In Satisfaction of Advances Payable – Related Parties
January 24, 2012	2,500,000	$0.01	$—	$25,000
January 24, 2012	2,500,000	0.01	25,000	—
April 10, 2012	2,500,000	0.01	25,000	—
May 31, 2012	2,500,000	0.01	25,000	—
June 28, 2012	1,500,000	0.01	15,000	—

The May 31, 2012 sale of common stock was valued at $0.02 per share based on the last trading price prior to the transaction.  The difference between the cash proceeds and the total value of the transaction in the amount of $25,000, was charged as a non-cash financing cost and is included in General and administrative expenses for the six months ended June 30, 2012.

The June 28, 2012 sale of common stock was valued at $0.03 per share based on the last trading price prior to the transaction.  The difference between the cash proceeds and the total value of the transaction in the amount of $30,000, was charged as a non-cash financing cost and is included in General and administrative expenses for the six months ended June 30, 2012.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amended and Restated)

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

Results of Operations for the Three Months Ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012	2011
Operating expenses:
Exploration costs	$23,957	$7,079
Other operating costs	1,504	—
General and administrative expenses	82,148	24,052
Abandonment of mineral rights	25,468	—
Impairment of mineral rights	13,307	—
Total operating expenses	146,384	31,131

Operating loss	(146,384)	(31,131)

Other income (expense):
Interest expense	(1,272)	—

Net loss	$(147,656)	$(31,131)

Operating expenses

During the three months ended June 30, 2012, our total operating expenses were $146,384 as compared to $31,131 during the three months ended June 30, 2011.

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

Second quarter 2012 general and administrative expenses were mainly comprised of professional fees including: accounting and audit fees totaling $11,384, legal fees totaling $6,015, management fees to Mr. Power totaling $7,500, and investor relations and other fees of  $2,249. In addition, $55,000 of non-cash financing costs relating to certain related party sales of common stock is included in the second quarter of 2012.  Second quarter 2011 general and administrative expenses were comprised of: accounting fees totaling $4,500, legal fees totaling $11,373, management fees to Mr. Power totaling $7,500, and other general and administrative costs of $679.

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

Net loss

Our net loss for the three months ended June 30, 2012 and 2011 was $147,656 and $31,131, respectively. Net loss during the second quarter of 2012 was comprised of $146,384 of operating expenses described above plus $1,272 of interest expense.  Net loss during the second quarter of 2011 was comprised entirely of operating expenses described above.

Results of Operations for the Six Months Ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011
Operating expenses:
Exploration costs	$27,558	$7,079
Other operating costs	1,504	—
General and administrative expenses	123,980	50,406
Abandonment of mineral rights	25,468	—
Impairment of mineral rights	13,307	—
Total operating expenses	191,817	57,485

Operating loss	(191,817)	(57,485)

Other income (expense):
Interest expense	(2,312)	—

Net loss	$(194,129)	$(57,485)

Operating expenses

During the six months ended June 30, 2012, our total operating expenses were $191,817 as compared to $57,485 during the six months ended June 30, 2011.

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

First half 2012 general and administrative expenses were mainly comprised of professional fees including: accounting and audit fees totaling $30,510, legal fees totaling $16,985, management fees to Mr. Power totaling $15,000, and investor relations and other fees of  $5,969. In addition, $55,000 of non-cash financing costs relating to certain related party sales of common stock is included in the six months ended June 30, 2012.  First half 2011 general and administrative expenses were comprised of: accounting and audit fees totaling $13,614, legal fees totaling $21,063, management fees to Mr. Power totaling $15,000, and other general and administrative costs of $729.

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

Net loss

Our net loss for the six months ended June 30, 2012 and 2011 was $194,129 and $57,485, respectively. Net loss during the second half of 2012 was comprised of $191,817 of operating expenses described above plus $2,312 of interest expense.  Net loss during the second quarter of 2011 was comprised entirely of operating expenses described above.

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

Net cash used in operating activities during the six months ended June 30, 2012, was $76,178 and was mainly comprised of our $194,129 net loss during the period.  This amount was offset by non-cash financing costs of $55,000, non-cash write-downs of our mineral rights totaling $38,775, plus a $19,179 increase in accounts payable, a $979 increase in amounts due to related parties, and a $4,000 decrease in prepaid expenses during the period.

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

Our management, including Mr. Power, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, Mr. Power concluded that the design and operation of our disclosure controls and procedures were not effective as of such date to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures.

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

101.CAL  XBRL Taxonomy Extension Calculation**

101.DEF  XBRL Taxonomy Extension Definition**

101.LAB  XBRL Taxonomy Extension Labels**

101.PRE  XBRL Taxonomy Extension Presentation**

* Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A filed September 5, 2012.

** Provided herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN GOLD CORPORATION

Dated: October 29, 2012.	By:	/s/ John C. Power
John C. Power
President, Principal Executive Officer, Principal Accounting Officer, Secretary, Treasurer and director.