Form 10-Q
period 2012-09-30
MAGELLAN GOLD Corp
filed 2012-11-14
CIK 1515317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

On November 12, 2012 there were 45,869,091 shares of the registrant’s common stock, $.001 par value, outstanding.

MAGELLAN GOLD CORPORATION

(An Exploration Stage Company)

FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MAGELLAN GOLD CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$ 47	$ 107
Prepaid expenses	-	4,000
Total current assets	47	4,107
Mineral rights	67,671	97,507
Total assets	$ 67,718	$ 101,614
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 79,812	$ 73,960
Due to related parties	4,853	5,555
Advances payable - related parties	900	25,000
Notes payable - related parties	85,000	60,000
Total current liabilities	170,565	164,515
Shareholders' deficit:
Preferred shares, $.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-

Common shares - $0.001 par value; 100,000,000 shares authorized, 48,649,091 and 33,000,000 shares issued and outstanding	48,649	33,000

Additional paid-in capital	387,051	49,500
Accumulated deficit	(538,547)	(145,401)
Total shareholders' deficit	(102,847)	(62,901)
Total liabilities and shareholders' deficit	$ 67,718	$ 101,614

The accompanying notes are an integral part of these unaudited financial statements.

3

MAGELLAN GOLD CORPORATION
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,		Inception (September 28, 2010) through
	2012	2011	2012	2011	September 30, 2012

Operating expenses:
Exploration costs	$ 10,107	$ 1,300	$ 37,665	$ 8,379	$ 59,652
Other operating costs	-	-	1,504	-	1,504
General and administrative expenses	123,363	36,865	247,343	87,271	369,473
Abandonment of mineral rights	64,261	-	89,729	-	89,729
Impairment of mineral rights	-	-	13,307	-	13,307

Total operating expenses	197,731	38,165	389,548	95,650	533,665

Operating loss	(197,731)	(38,165)	(389,548)	(95,650)	(533,665)

Other income (expense):
Interest expense	(1,286)	(385)	(3,598)	(385)	(4,882)
Net loss	$ (199,017)	$ (38,550)	$ (393,146)	$ (96,035)	$ (538,547)

Basic and diluted net loss per common
share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Basic and diluted weighted-average
common shares outstanding	47,598,577	33,000,000	41,804,453	33,000,000

The accompanying notes are an integral part of these unaudited financial statements.

3

MAGELLAN GOLD CORPORATION
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended September 30,		Inception (September 28, 2012) through
	2012	2011	September 30, 2012
Operating activities:
Net loss	$ (393,146)	$ (96,035)	$ (538,547)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-cash financing costs	145,000	-	145,000
Abandonment of mineral rights	89,729	-	89,729
Impairment of mineral rights	13,307	-	13,307
Changes in operating assets and liabilities:
Prepaid expenses	4,000	-	-
Accounts payable and accrued expenses	5,852	20,164	49,812
Due to related parties	(702)	3,122	4,853
Net cash provided by (used in) operating activities Investing activities:	(135,960)	(72,749)	(235,846)

Advances to related parties	(21,000)	-	(21,000)
Repayments of advances from related parties	21,000	-	21,000
Acquisition of mineral rights	(73,200)	(28,286)	(140,707)
Net cash used in investing activities	(73,200)	(28,286)	(140,707)

Advances from related parties	31,310	-	136,688
Payments on related party advances	(30,310)	-	(57,308)
Proceeds from notes payable - related parties	25,000	60,000	50,000
Proceeds from sale of common stock	183,200	-	247,220

Net cash provided by (used in) financing activities	209,100	60,000	376,600
Net decrease in cash	(60)	(41,035)	47
Cash at beginning of period	107	41,814	-
Cash at end of period	$ 47	$ 779	$ 47
Supplemental disclosure of cash flow information
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Supplemental disclosure of non-cash investing and
financing activities:
Increase of accounts payable applicable to acquisition of mineral rights
	$ -	$ 15,000	$ -
Common shares issued for advances payable-
related parties	$ 25,000	$ -	$ 25,000

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

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2012, are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2011.

Going Concern

Our financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next 12 months. Asset realization values may be significantly different from carrying values as shown in our financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At September 30, 2012, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $538,547 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. We anticipate that additional funding will be in the form of equity financing from the sale of our common shares. We may also seek to obtain loans from officers, directors or significant shareholders. There are no current arrangements in place for equity funding or new loans.

Recently Adopted Accounting Standards

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

Note 2 – Mineral Rights:

As of September 30, 2012, and December 31, 2011, our mineral rights consist of the following:

	September 30, 2012	December 31, 2011
Secret Canyon Claims	$-	$79,729
Randall Claims	-	13,307
Pony Express Claims	4,471	4,471
Silver District Claims	63,200	-
Total Mineral Rights	$67,671	$97,507

Secret Canyon Claims

On March 15, 2011, we purchased a twelve-month Option to explore a group of nine patented claims in Washoe County, Nevada, included as part of our Secret Canyon Claims, along with the right to renew the Option for an additional six months. The Option granted us the right to enter into a Mining Lease during the Option period. On April 4, 2012, the Option was amended to extend the Option term from March 15, 2012, to June 15, 2012, in consideration for a cash payment of $10,000. Effective June 15, 2012, we terminated this agreement without further obligation and expensed our previously capitalized costs to acquire these mineral rights in the amount of $25,468 which is included in abandonment of mineral rights in our statements of operations.

On September 28, 2010, we entered into a mining lease which granted us a 10 year right to explore, develop and conduct mining operations on a group of 70 unpatented lode mining claims, included as part of our Secret Canyon Claims, situated in Washoe County, Nevada.  The lease required annual renewals.  Effective September 28, 2012, we declined to renew the lease without further obligation and expensed our previously capitalized costs to acquire these mineral rights in the amount of $64,261, which is included in abandonment of mineral rights in our statements of operations.

Randall Claims

On October 2, 2010, we were assigned a mining lease with RS Gold, LLC from John C. Power our President and director, which granted us the remaining term of a 10 year lease executed on August 18, 2010, giving us the right to explore, develop and conduct mining operations on a group of 10 unpatented lode mining claims situated in Churchill County, Nevada. Under the terms of the lease, the lessor would receive a production royalty of up to three percent of net smelter returns. The lease required us to make annual advance minimum royalty payments to the lessor ranging from $10,000 to $50,000 per year over the life of the lease. We had the right to extend the lease term for an additional 10 years.

On July 16, 2012, we received notice from the Bureau of Land Management that our application to perform certain exploration work on our Randall Claims was not approved and as a result, we impaired 100% of our mineral rights applicable to our Randall Claims and recognized an impairment charge of $13,307 effective June 30, 2012.  We have declined to renew the lease, which renewal was due on August

18, 2012, and believe any further payments that may have been defined under the original lease are no longer applicable.

Pony Express Claims

On November 18, 2010, we filed two unpatented lode mining claims giving us the right to explore, develop and conduct mining operations on these claims located in Churchill County, Nevada.

Silver District Claims

On August 28, 2012, we entered into an option agreement with Columbus Silver Corporation, which grants the Company the right to acquire all of Columbus’ interest in its Silver District properties located in La Paz County, Arizona.  We paid Columbus an initial $63,200 on signing of the option.  The funds to make the initial payment were obtained through the sale of common stock to John D. Gibbs, a significant investor, which is more fully discussed in Note 5.

The Silver District property consists of 108 unpatented mining claims, four patented claims held under lease agreements, and one state lease, totaling over 2,000 acres.  The property is subject to third party net smelter royalties of varying percentages. We also must make payments under the option agreement to maintain the underlying claims, leases and purchases contracts.

Note 3 – Notes Payable – Related Parties:

Effective February 28, 2012, we entered into an unsecured loan from John D. Gibbs, a significant investor, evidenced by a $25,000 promissory note. The promissory note bears interest at 6% per annum and is due upon demand.

Then, effective August 23, 2011, we entered into an unsecured loan from Mr. Gibbs, a significant investor, evidenced by a $40,000 promissory note. The promissory note bears interest at 6% per annum and is due January 1, 2013.

Effective August 23, 2011, we entered into an unsecured loan from John Power, the Company’s sole executive officer, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and is due January 1, 2013.  On July 13, 2012, Mr. Power was paid $1,029 representing all accrued interest on the note through June 30, 2012.

Note 4 - Commitments and Contingencies:

Under the Columbus Silver - Silver District option, we are required to pay an additional $50,000 before December 31, 2012, with another $400,000 payment due December 31, 2013, and a final $500,000 payment due December 31, 2014.

Under our Randall Claims Lease, as amended, we were committed to spend at least $10,000 for exploration on these claims by June 30, 2012, as part of our first year lease obligation. As of June 30, 2012, we had satisfied $5,508 of this work commitment. In addition, we were obligated to expend an amount equal to each year’s annual advance minimum royalty in exploration, development, mining or mineral processing costs beginning with the second year of the lease. Our work commitment during the second year of the lease ended August 17, 2012, was $20,000. The excess of expenditures in one year can be carried forward to meet subsequent year’s obligations. On July 16, 2012, we received notice from the Bureau of Land Management that our application to perform certain exploration work on our Randall

Claims was not approved and as a result, we were not able to satisfy our work commitments. We have declined to renew the lease, which renewal was due on August 18, 2012, and believe any further commitments that may have been defined under the original lease are no longer applicable.  See also Note 2 regarding impairment of the Randall Claims Lease.

Note 5 – Shareholders’ Equity:

During the period, we issued common shares to Mr. Gibbs, a related party, as follows:

Nine Months Ended September 30, 2012
	Common Shares Issued	Price per Share	Cash Proceeds Received	In Satisfaction of Advances Payable – Related Parties
January 24, 2012	2,500,000	$0.01	$—	$25,000
January 24, 2012	2,500,000	0.01	25,000	—
April 10, 2012	2,500,000	0.01	25,000	—
May 31, 2012	2,500,000	0.01	25,000	—
June 28, 2012	1,500,000	0.01	15,000	—
July 10, 2012	3,000,000	0.01	30,000	—
August 28, 2012	1,149,091	0.055	63,200	—

The May 31, 2012 sale of common stock was valued at $0.02 per share based on the last trading price prior to the transaction.  The difference between the cash proceeds and the total value of the transaction in the amount of $25,000, was charged as a non-cash financing cost and is included in General and administrative expenses for the nine months ended September 30, 2012.

The June 28, 2012 sale of common stock was valued at $0.03 per share based on the last trading price prior to the transaction.  The difference between the cash proceeds and the total value of the transaction in the amount of $30,000, was charged as a non-cash financing cost and is included in General and administrative expenses for the nine months ended September 30, 2012.

The July 10, 2012 sale of common stock was valued at $0.04 per share based on the last trading price prior to the transaction.  The difference between the cash proceeds and the total value of the transaction in the amount of $90,000, was charged as a non-cash financing cost and is included in General and administrative expenses for the nine months ended September 30, 2012.

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

Management fees to Mr. Power are included in general and administrative expenses in our statement of operations as follows:

	September 30, 2012	September 30, 2011
Three months ended	$7,500	$7,500
Nine months ended	22,500	22,500

All management fees due Mr. Power for through September 30, 2012 have been paid with the exception of $1,000 which has been accrued and is included in Due to related parties in the accompanying balance sheet at September 30, 2012.

Due from Related Parties

We made non-interest bearing advances to related parties and received repayments during the same period as follows:

Nine Months Ended September 30, 2012
	Advances	Repayments
Silver Saddle Resources, LLC	$5,000	$5,000

Nine Months Ended September 30, 2011
	Advances	Repayments
Athena Silver Corporation	$10,000	$10,000
Mr. Power	6,000	6,000
	$16,000	$16,000

Due to Related Parties

Accounts payable, accrued liabilities and accrued interest payable to related parties are included in due to related parties in our balance sheets as follows:

	September 30, 2012	December 31, 2011
Accounts payable – Mr. Power	$-	$4,271
Accrued management fees – Mr. Power	1,000	-
Accrued interest payable – related parties	3,853	1,284
Due to related parties - total	$4,853	$5,555

Advances Payable – Related Parties

Advances payable to related parties are as follows:

	September 30, 2012	December 31, 2011
Mr. Power	$900	$—
Mr. Gibbs	—	25,000
Total advances payable – related parties	$900	$25,000

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

Nine Months Ended September 30, 2012
	Advances	Repayments
Mr. Gibbs	$-	$25,000
Mr. Power, including entities controlled by Mr. Power	15,210	14,310
	$15,210	$39,310

Nine Months Ended September 30, 2011
	Advances	Repayments
Athena Silver Corporation	$10,000	$10,000
Mr. Power	6,000	6,000
	$16,000	$16,000

On January 24, 2012, we repaid the $25,000 advance payable to Mr. Gibbs by issuing 2,500,000 common shares valued at $25,000, or $0.01 per share. See also Note 5.

Note 7 – Subsequent Events

On October 3, 2012 the Company contracted with a third party vendor to perform certain marketing related activities.  The agreement terminates on December 31, 2012 at which time the parties shall determine whether a continuation of the agreement is desired.  The vendor is entitled to compensation totaling 20,000 shares of the company’s common stock.

On October 17, 2012 the Company sold 200,000 shares of its common stock to Mr. Gibbs for $30,000.  The shares were valued at $0.15 per share, the last trading price prior to this transaction.

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

We have only recently begun operations and we rely upon the sale of our securities and borrowings from significant investors to fund our operations, as we have not generated any revenue.

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

In 2010, we entered into a mining lease which granted us a 10 year right to explore, develop and conduct mining operations on a group of 70 unpatented lode mining claims, included as part of our Secret Canyon Claims, situated in Washoe County, Nevada.  The lease required annual renewals.  Effective September 28, 2012, we declined to renew the lease without further obligation and expensed our previously capitalized costs to acquire these mineral rights in the amount of $64,261, which is included in abandonment of mineral rights in our statements of operations.

Our primary focus during the next twelve months, and depending on available resources, will be to acquire, explore, and if warranted and feasible, permit and develop our remaining mineral properties.

Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing in Part I. Item 1. of this report.

Results of Operations for the Three Months Ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012	2011
Operating expenses:
Exploration costs	$10,107	$1,300
Other operating costs	-	-
General and administrative expenses	123,363	36,865
Abandonment of mineral rights	64,261	—
Impairment of mineral rights	-	—
Total operating expenses	197,731	38,165

Operating loss	(197,731)	(38,165)

Other income (expense):
Interest expense	(1,286)	(385)

Net loss	$(199,017)	$(38,550)

Operating expenses

During the three months ended September 30, 2012, our total operating expenses were $197,731 as compared to $38,165 during the three months ended September 30, 2011.

During the third quarter of 2012 we incurred $10,107 of exploration costs as compared to $1,300 during the same period in 2011.  Third quarter 2012 exploration costs were comprised of: fees and licenses costs totaling $7,940, staking cost totaling $2,000 and other exploration costs totaling $167.

Third quarter 2011 exploration costs totaling $1,300 were attributable to geochemical analysis costs associated with the Secret Canyon Claims.

Third quarter 2012 general and administrative expenses were mainly comprised of professional fees including: accounting and audit fees totaling $17,853, legal fees totaling $6,572, management fees to Mr. Power totaling $7,500, and investor relations and other fees of  $1,438. In addition, $90,000 of non-cash financing costs relating to certain related party sales of common stock is included in the third quarter of 2012.  Third quarter 2011 general and administrative expenses were comprised of: accounting and audit fees totaling $1,563, legal fees totaling $14,024, management fees to Mr. Power totaling $7,500, investor relations costs totaling $12,116, and other general and administrative costs of $1,662.

Effective September 28, 2012, after considering the results of our Secret Canyon Claims soil sample surveys, we decided to terminate our mineral rights agreement under the Washoe Option without further obligation and expensed our previously capitalized costs to acquire these mineral rights in the amount of $64,261 which is included in abandonment of mineral rights in our statements of operations.  We did not incur mineral rights abandonment or impairment charges during 2011.

Interest expense for the third quarters of 2012 and 2011 totaled $1,286 and $385, respectively, and is attributable to our related party notes payable which accrue interest at the rate of 6% per year.  On July 13, 2012, Mr. Power was paid $1,029 representing accrued interest due him on a $20,000 note payable.  No interest payments were made on our notes payable during the third quarter of 2011.

Net loss

Our net loss for the three months ended September 30, 2012 and 2011 was $(199,017) and $(38,550), respectively. Net loss during the third quarter of 2012 was comprised of $197,731 of operating expenses described above plus $1,286 of interest expense.  Net loss during the third quarter of 2011 was comprised of $38,165 of operating expenses described above, plus $385 of interest expense.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011
Operating expenses:
Exploration costs	$37,665	$8,379
Other operating costs	1,504	—
General and administrative expenses	247,343	87,271
Abandonment of mineral rights	89,729	—
Impairment of mineral rights	13,307	—
Total operating expenses	389,548	95,650

Operating loss	(389,548)	(95,650)

Other income (expense):
Interest expense	(3,598)	(385)

Net loss	$(393,146)	$(96,035)

Operating expenses

During the nine months ended September 30, 2012, our total operating expenses were $389,548 as compared to $96,650 during the nine months ended September 30, 2011.

During the first nine months of 2012 we incurred $37,665 of exploration costs as compared to $8,379 during the same period in 2011. Our nine month 2012 costs were mainly comprised of our Secret Canyon Claims soil sample survey costs, including: assay and geochemical analysis costs totaling $16,970, geologist professional fees totaling $6,518, fees and licenses totaling $7,940, and other exploration costs totaling $6,237.

Exploration costs for the first nine months of 2011 were comprised of: assay and geochemical analysis costs totaling $4,053, geologist professional fees totaling $3,454 and other exploration costs totaling $872.

Other operating costs for the nine months ended September 30, 2012 totaled $1,504, and were comprised of certain permitting fees associated with the Randall Claims.  No other operating costs were incurred during the nine months ended September 30, 2011.

General and administrative expenses for the first nine months of 2012 were mainly comprised of professional fees including: accounting and audit fees totaling $48,363, legal fees totaling $23,557, management fees to Mr. Power totaling $22,500, investor relations costs of $6,090 and other fees of $1,833. In addition, $145,000 of non-cash financing costs relating to certain related party sales of common stock is included in the nine months ended September 30, 2012.  General and administrative expenses for the first nine months 2011 were comprised of: accounting and audit fees totaling $15,176, legal fees totaling $35,087, management fees to Mr. Power totaling $22,500, investor relations costs of $12,116 and other general and administrative costs of $2,392.

Effective June 15, 2012, after considering the results of our Secret Canyon Claims soil sample surveys, we decided to terminate our mineral rights agreement under the Cowles Option without further obligation and expensed our previously capitalized costs to acquire these mineral rights in the amount of $25,468 which is included in abandonment of mineral rights in our statements of operations.

On July 16, 2012, we received notice from the Bureau of Land Management that our application to perform certain exploration work on our Randall Claims was not approved and as a result, we impaired 100% of our mineral rights applicable to our Randall Claims and recognized an impairment charge of $13,307, which was effective June 30, 2012.  We did not incur mineral rights abandonment or impairment charges during 2011.

Effective September 28, 2012, after considering the results of our Secret Canyon Claims soil sample surveys, we decided to terminate our mineral rights agreement under the Washoe Option without further obligation and expensed our previously capitalized costs to acquire these mineral rights in the amount of $64,261 which is included in abandonment of mineral rights in our statements of operations.  We did not incur mineral rights abandonment or impairment charges during 2011.

Interest expense for the first nine months of 2012 and 2011 totaled $3,598 and $385, respectively, and is attributable to our related party notes payable which accrue interest at the rate of 6% per year.  On July 13, 2012, Mr. Power was paid $1,029 representing accrued interest due him on a $20,000 note payable.

Net loss

Our net loss for the nine months ended September 30, 2012 and 2011 was $(393,146) and $(96,035), respectively. The net loss during the first nine months of 2012 was comprised of $389,548 of operating expenses described above plus $3,598 of interest expense.  The net loss during the first nine months of 2011 was comprised of $95,650 of operating expenses described above plus $385 of interest expense.

Liquidity and Capital Resources:

We intend to meet our cash requirements for the next 12 months through a combination of debt and equity financing by way of private placements. We currently do not have any arrangements in place to complete private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

Our primary priority is to retain our reporting status with the SEC, which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on exploration and development of our mineral properties. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Nine Months Ended September 30,
	2012	2011

Net cash used in operating activities	$(135,960)	$(72,749)
Net cash used in investing activities	(73,200)	(28,286)
Net cash provided by financing activities	209,100	60,000

Net increase (decrease) in cash	(60)	(41,035)
Cash and cash equivalents, beginning of period	107	41,814
Cash and cash equivalents, end of period	$47	$779

Nine months ended September 30, 2012

As of September 30, 2012, we had $47 in cash and a $(170,518) working capital deficit. During the nine months ended September 30, 2012, we experienced a $(60) net decrease in cash.

Net cash used in operating activities during the nine months ended September 30, 2012, was $135,960 and was mainly comprised of our $(393,146) net loss during the period.  This amount was offset by non-cash financing costs of $145,000, non-cash write-downs and impairment of certain mineral rights totaling $103,036, plus a $5,852 increase in accounts payable, a $702 decrease in amounts due to related parties, and a $4,000 decrease in prepaid expenses during the period.

We used $10,000 of cash in investing activities during the period comprised of advance minimum royalty payments applicable to our Secret Canyon Claims mineral rights.  We also invested $63,200 for the purchase of an option agreement with Columbus Silver Corporation, which grants the Company the right to acquire all of Columbus’ interest in its Silver District properties located in La Paz County, Arizona.  We paid Columbus the initial $63,200 on signing of the option, and we are required to pay an additional $50,000 before December 31, 2012.

During the nine months ended September 30, 2012, cash provided by financing activities was $209,100.  We sold 13,149,091 common shares to Mr. Gibbs for $183,200 cash, and borrowed an additional

$25,000.  In addition, during the nine months ended September 30, 2012, Mr. Power advanced the Company $11,460, of which $10,560 has been repaid.

Also, on January 24, 2012, we repaid the $25,000 advance payable to Mr. Gibbs by issuing 2,500,000 common shares valued at $25,000, or $0.01 per share.

Nine months ended September 30, 2011

As of September 30, 2011 we had $779 in cash and a working capital deficit of $(44,948), and we experienced a $41,035 decrease in cash.

Net cash used in operating activities during the nine months ended September 30, 2011 was $72,749 and was comprised of our $(96,035) net loss during the period offset by a $20,164 increase in accounts payable applicable to operating activities, and a $3,122 increase in amounts due to related parties.

We used $28,286 of cash in investing activities during the period comprised of: $5,000 to acquire an option to explore and lease claims in Washoe County, Nevada; $10,000 to renew this option for an additional six months; $12,818 for state and county filing and recording fees; and $468 in legal fees.

Net cash provided by financing activities reflects borrowings from Mr. Power and Mr. Gibbs totaling $60,000.

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

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.2	Amended and Restated Bylaws dated January 24, 2012 (1)
3.3	Second Amended and Restated Bylaws dated March 29, 2012 (2)
10.3	Promissory Note Dated February 28, 2012, in favor of John D. Gibbs (3)
10.4	First amendment to Option and Mining Lease (4)
10.5	Option Agreement – Silver District Property (5)
31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
____________________
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-333-174287), filed February 7, 2012.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-333-174287), filed March 30, 2012.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K / A-1 (File No. 000-333-174287), filed March 29, 2012.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-333-174287), filed April 5, 2012.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-333-174287), filed August 30, 2012.
101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labels*
101.PRE	XBRL Taxonomy Extension Presentation*

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN GOLD CORPORATION

Dated: November 14, 2012.	By:	__/s/ John C. Power _________
John C. Power
President, Principal Executive Officer, Principal Accounting Officer, Secretary, Treasurer and director.