Form 10-K
period 2012-12-31
MAGELLAN GOLD Corp
filed 2013-04-05
CIK 1515317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of  June 30, 2012 is $11,279,917.

The number of shares outstanding of the registrant’s common stock, as of March 29, 2013 is 48,869,091.

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

In light of the significant uncertainties inherent in the forward-looking statements made in this Report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

INTRODUCTION

About Our Company

Magellan Gold Corporation was formed and organized effective September 28, 2010, under the laws of the State of Nevada.  We are an exploration stage company and our principal business is the acquisition and exploration of mineral resources in Arizona, California and Nevada. We have not presently determined whether the properties to which we have mining rights contain mineral deposits that are economically recoverable.

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

Our initial focus was on two mining leases secured in 2010 to explore 70 unpatented lode claims known as the “Secret Claims” in Washoe County, Nevada and 10 unpatented lode claims known as the “Randall Claims” in Churchill County, Nevada.

During 2011, we hired consulting geologists to review our exploration opportunities and recommend work programs.  In March 2011, we also secured an option to lease 9 patented mining claims as part of the “Secret Claims” project area.  During 2011 and 2012, on advice from our consulting geologist, we hired an outside firm to collect soil samples over our Secret claims in a standardized grid.   In November 2011 and May 2012, we collected and assayed 85 and 217 soil samples, respectively, in the project area.   After consideration of the results from our soil survey, the costs of our annual lease obligations to maintain these claims, the remote location of the project and our other opportunities that Magellan had secured that were deemed more attractive by management, we dropped our option to lease the 9 patented claims in June 2012 and did not renew our mining lease in September 2012 for the 70 unpatented lode claims.

In May 2012, we filed a notice with the BLM for permission to drill and trench on our Randall claims.   The BLM notified us that our proposed project area conflicted with lands that were held by the State of Nevada under Federal Aid Highway Material Site Rights-of-Way and that a material site is not open to entry or location under the general mining laws.   As a result, we did not renew our Randall Claims lease in August of 2012.

In August 2012, we entered into an option agreement to purchase  “The Silver District” project consisting of 85 unpatented lode mining claims, 4 patented lode claims, an Arizona mining lease of 154.66 acres and 23 unpatented mill site claims, totaling over 2,000 acres in Lap Paz County, Arizona.   In addition to our option payments to Columbus Silver to acquire the project, the underlying claims are also subject to third party lease and or purchase obligations and net smelter royalties of varying percentages.

Magellan is obligated to make material payments during 2013 to maintain its option on the Silver District properties.

Magellan also staked fifty (50) unpatented lode mining claims known as the “Sacramento Mountains” project totaling approximately 1,000 acres, in which they have a 100% unencumbered interest, on Federal (BLM) land in October 2012 and filed the claims with the BLM in January 2013.    The Project is located in the northwest corner of the Sacramento Mountains approximately 10 miles WNW of Needles, California.

Our primary focus during the next twelve months will be to further explore, and, if warranted and feasible, permit and pursue exploration drilling to further develop these mineral properties subject to available funding.

We have only had limited operations to date and we rely upon the sale of our securities and borrowings from significant investors to fund our operations, as we have not generated any revenue.

Our principal executive offices are currently located at 2010A Harbison Drive # 312, Vacaville, CA  95687.  Our telephone number is (707) 884-3766, and our Internet website is www.magellangoldcorp.com.

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

We have two material mineral properties that we currently intend to engage in exploration activities and, if commercially recoverable deposits are found, mineral development activities.  To date, we have only begun preliminary exploration work.

The following map illustrates the location of our significant properties in the States of Arizona and California:

Magellan Gold Corporation
Project Location Map
Canada
USA
Mexico
CALIFORNIA
ARIZONA
Sacramento
Mtns. Project
Silver District
Project
N
0
300 Km
0
200 Miles

SILVER DISTRICT, LA PAZ COUNTY, ARIZONA

Effective August 28, 2012, Magellan entered into an Option Agreement  with Columbus Silver  Corporation, a Nevada corporation (“Columbus”), which Option Agreement grants the Company the right to acquire all of Columbus’ interest in its Silver District properties located in La Paz County, Arizona. Magellan paid Columbus an initial $63,200 on signing the Option and an additional $50,000 before December 31, 2012.

The terms of the option agreement require another $400,000 payment due on December 31, 2013 and a final $500,000 payment due December 31, 2014.

Magellan is also be required to maintain the Property in good standing by making required lease and maintenance payments to third parties.  During 2013, Magellan will be required to pay underlying purchase/option payments on patented claims of $30,000 (Paid on Jan 31, 2013) and $7,500 in August 2013 and claim maintenance renewal fees to the BLM of $15,120 and a combination of work program/lease renewal with the State of Arizona in the amount of $3,750 also in August 2013.

During the term of the Option, Magellan will have the right to undertake exploration activities on the Property.

The Silver District Property consists of 85 unpatented lode mining claims, 4 patented lode claims, an Arizona mining lease of 154.66 acres and 23 unpatented mill site claims, totaling over 2,000 acres is approximately 80 kilometers (50 miles) north of Yuma in southwest Arizona.

PATENTED CLAIMS UNDER COLUMBUS SILVER OPTION

Red Cloud Patented Mining Claim – MS 749; Parcel #301-34-003 La Paz Co. Assessor

JAMES G. BLAINE Patented Mining Claim – MS 1258-A   Parcel #301-31-001 La Paz Co. Assessor

BLACK ROCK;  Patented Mining Claim – MS 291 Parcel #301-34-002 La Paz Co. Assessor

PACIFIC; Patented Mining Claim – MS 292 Parcel #301-34-002 La Paz Co. Assessor

ARIZONA STATE MINING LEASE UNDER COLUMBUS SILVER OPTION

MINERAL EXPLORATION PERMIT #08-114891 - ARIZONA STATE LEASE SIGNED: Sept. 24, 2010   154.66 ACRES

UNPATENTED CLAIMS HELD UNDER COLUMBUS SILVER OPTION

Plata No. 1(3rd am)	AMC# 44189
Plata No. 2 (2nd Am.)	AMC# 44190
POP #1 (2dAm.)	AMC# 43990
POP #2 (2d Am.)	AMC# 43991
POP #3 (2d Am)	AMC# 43992
POP #4 (2d Am)	AMC# 43993
POP #5 (2d Am)	AMC# 43994
POP #6 (2d Am)	AMC# 43995
POP #7 (2d Am)	AMC# 43996
POP #8 (2d Am)	AMC# 43997
POP #9 (2d Am)	AMC# 43998
POP #10 (2d Am)	AMC# 43999
POP #11 (2d Am)	AMC# 44000
POP #13 (2dAm)	AMC# 44002
POP #14 (2dAm)	AMC# 44003
POP #15 (2dAm)	AMC# 44004
POP #16 (2dAm)	AMC# 44005
POP #17 (Am)	AMC# 44006
POP #19 (Am)	AMC# 44008
POP #21 (Am)	AMC# 44010
POP #22 (Am)	AMC# 44011
POP #24 (2d Am	AMC# 44013
POP #25 (2d Am	AMC# 44014
POP #26 (2d Am	AMC# 44015
POP #27 (2d Am	AMC# 44016
POP #28 (2d Am	AMC# 44017
POP #29 (2d Am	AMC# 44018

POP #30 (Am)	AMC# 44019
POP #31 (Am)	AMC# 44020
POP #32 (Am)	AMC# 44021
POP #37 (2d Am)	AMC# 44026
POP #38 (2d Am)	AMC# 44027
POP #43 (Am)	AMC# 44032
POP #50 – POP #51	AMC# 207723-207724
POP #53 – POP #57	AMC# 207725-207729
POP #62	AMC# 207734
RUF #1	AMC # 129269
RUF #2	AMC # 129270
RUF #5	AMC # 129273
RUF #9	AMC # 129277
RUF #10	AMC# 129278
RUF #12	AMC# 129280
RUF #13	AMC# 129281
RUF #14	AMC# 129282
RUF #15	AMC# 129283
RUF #17	AMC# 129285
RUF #18	AMC# 129286
RUF #22	AMC# 129290
RUF #23	AMC# 129291
RUF #24	AMC# 129292
MIL #1	AMC # 129261
MIL #2	AMC# 129262
MIL #3	AMC# 129263
MIL #4	AMC# 129264
MIL #5	AMC# 129265
MIL #6	AMC# 129266
G + W #2	AMC # 129255
G + W #3	AMC # 129256
G + W #4	AMC # 129257
PL-1 – PL-2	AMC # 366944-366945
Arch	AMC # 366937
RU 1 – RU 3	AMC # 366947-366949
CH-1 – CH-6	AMC # 366938-366943
POP 39	AMC # 366946
A-1	AMC # 369924
RIHO	AMC # 369925
MAX 13-26	AMC # 386562-386575
Ruth #1 Amended	AMC # 42216
Ruth #3 Amended	AMC# 44218
Ruth #5 Amended	AMC# 44220
Ruth #7 Amended	AMC# 44222
Plata No. 3 Amended	AMC# 44191
Plata No. 5 Amended	AMC# 44193
Plata No. 6 Amended	AMC# 44194
Plata No.10 Amended	AMC# 44195
Plata No.11 Amended	AMC# 44196
Plata No.12 Amended	AMC# 44197
Plata No.14	AMC# 44199
Plata No.15 Amended	AMC# 44200
Chuck No.5	AMC# 44208
Chuck No.7	AMC# 44210
Chuck No.9	AMC# 44212

In addition to our option payments to Columbus Silver to acquire the project, the claims are also subject to third party lease and or purchase obligations and/or net smelter royalties of varying percentages.

SACRAMENTO MOUNTAINS PROJECT

The Sacramento Project is located approximately 10 miles WNW of Needles, California in the northwest corner of the Sacramento Mountains.

Magellan staked fifty (50) unpatented lode mining claims (SMF 1-50), in which they have a 100% unencumbered interest, on Federal (BLM) land in October 2012.

BLM Claim No.	Claim Name
CAMC 0305871 – CAMC 0305920	SMF 1 – 50

This property is currently without known reserves and our proposed program is exploratory in nature.

Pony Express Claims

On November 18, 2010, we staked two unpatented lode mining claims (the “Pony Express Claims”) giving us the right to explore, develop and conduct mining operations on these claims located in Churchill County, Nevada.   As we staked the claims ourselves, there is no mineral lease governing our rights to explore the Pony Express Claims except for our annual obligations to renew the claims with the Bureau of Land Management and Churchill County.  These claims consist of:

BLM Claim No.

Claim Name

 BLM# NMC1036374

Pony Express #1

 BLM# NMC1036375

Pony Express #10

This property is currently without known reserves and we currently have no exploration plans for these claims.

Discontinued Mineral Interests

Secret Canyon Claims:

In September 2010, we signed a 10 year mining lease to explore, develop and conduct mining operations on 70 unpatented lode mining claims located in Washoe County, Nevada. In March 2011, we also signed a one year option to explore a group of nine patented claims and the right to enter into a 10 year mining lease with option to purchase this group of nine claims. The patented claims under the option were surrounded by our unpatented claims. Together, these 79 claims are referred to as the “Secret Canyon Claims.”

During 2011 we began exploration work on our Secret Canyon Claims including collecting and assaying 85 soil samples from our claims. In May 2012 we collected and assayed an additional 217 soil samples from our Secret Canyon Claims. Results applicable to our group of 70 unpatented claims were encouraging but results pertaining to our nine patented Cowles Option claims were less encouraging and as a result, on June 15, 2012, we gave notice to the owners that we terminated the Option and Mining

Lease Agreement without further obligation to the owners effective June 15, 2012. As a result, we wrote off $25,468 of capitalized mineral rights applicable to the Cowles Option and included this cost in abandonment of mineral rights in our statements of operations for the year ended December 31, 2012

Effective September 28, 2012, after considering the results of our Secret Canyon Claims soil sample surveys, the costs to maintain the lease and remote location of the claims, other opportunities with Magellan we decided to terminate our mining lease with RS Gold, LLC  covering the remaining Secret Canyon Claims without further obligation and expensed our previously capitalized costs to acquire these mineral rights in the amount of $64,261 which is included in abandonment of mineral rights in our statements of operations for the year ended December 31, 2012.

Randall Claims:

We had a 10 year mining lease to explore, develop and conduct mining operations on 10 unpatented lode mining claims located in Churchill County, Nevada.

In July 2012 we received notice from the Bureau of Land Management that our application to perform exploration work on our Randall Claims was not approved and as a result, we impaired 100% the carrying value of our mineral rights applicable to our Randall Claims as of June 30, 2012, and recognized an impairment expense of $13,307 in our statements of operations.

Unpatented Mining Claims:  The Mining Law of 1872

Except for the Arizona State Mineral Lease and patented claims held under the Silver District Option, our mineral rights consist of leases covering "unpatented" mining claims created and maintained in accordance with the U.S. General Mining Law of 1872, or the “General Mining Law.” Unpatented mining claims are unique U.S. property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. The validity of an unpatented mining claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law that supplement the General Mining Law. Also, unpatented mining claims and related rights, including rights to use the surface, are subject to possible challenges by third parties or contests by the federal government. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining claims. We have not filed a patent application for any of our unpatented mining claims that are located on federal public lands in the United States and, under possible future legislation to change the General Mining Law, patents may be difficult to obtain.

Our exploration, development and mining rights relate to patented and unpatented mining claims covering federal and State lands in Arizona, California and Nevada.  Some of our patented and unpatented claims are held under the Silver District Option with Columbus Silver.

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

The location is made as a lode claim for mineral deposits found as veins or rock in place, or as a placer claim for other deposits. While the maximum size and shape of lode claims and placer claims are established by statute, there are no limits on the number of claims one person may locate or own. The General Mining Law also contains provision for acquiring five-acre claims of non-mineral land for mill site purposes. A mining operation typically is comprised of many mining claims.

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

Patented Mining Claims

Patented mining claims, such as the ones included in our Silver District Option, are mining claims on federal lands that are held in fee simple by the owner.  No maintenance fees or royalties are payable to the BLM; however lease payments and royalties are payable under the operative leases.

LOCATION, HISTORY AND GEOLOGY OF OUR PROPERTIES

SILVER DISTRICT

The property covers the heart of the historic Silver District in La Paz County, approximately 80 kilometers (50 miles) north of Yuma in southwest Arizona.

This property is currently without known reserves and our proposed program is exploratory in nature.

T3S R23W
T3S R22W
T4S R23W
T4S R22W
STATE LEASE-SEC. 2 Partial Acreage
MILITARY BOUNDARY
N
Magellan Gold Corporation
Silver District
La Paz Co., Arizona
Claim Location Map
1000 meters
March 29, 2013

Location, Access and Composition

The Silver District is located approximately 50 miles by road north of Yuma, Arizona on the southeast flank of the Trigo Mountains. Access to the property via a 4WD vehicle from Yuma is seasonally good, with 34 miles of paved or well maintained gravel road and another 14 miles of seasonally maintained two track roads to the Red Cloud Mine, in the southwestern corner of the district.

North on US 95 from Yuma. Turn on the road to Martinez Lake approximately 2 1/2 miles north of the Imperial Dam turn-off ( from US 95N);after turning west, you travel through the Yuma Proving Grounds about 6 or 7 miles. There is a trailer park-type settlement on the east side of the lake and a sign to Martinez Lake, turn right (North) towards Wildlife Refuge and that road is known as the Red Cloud mine Road. Stay on Red Cloud Mine road along the wash and actually passes back through a corner of the Yuma Proving Grounds and leads to the Red Cloud Mine.

The “Silver District” project consists of 85 unpatented lode mining claims, 4 patented lode claims, an Arizona mining lease of 154.66 acres and 23 unpatented mill site claims, totaling over 2,000 acres in Lap Paz County, Arizona.

In addition to our option payments to Columbus Silver to acquire the project, the underlying claims are also subject to third party lease and or purchase obligations and net smelter royalties of varying percentages.

History

The Silver District was discovered in 1862 and supported small but significant silver-lead production, largely from underground operations at the Red Cloud and Clip (Blaine patented claim) mines, during the ten year period from 1883 to 1893.  Recorded production is estimated at 1.56 million ounces silver and 2.33 million pounds lead.  There have been occasional small scale development activities since that time and the area remains a site for collection of high value, specimen wulfenite crystals.

Modern exploration, principally shallow drilling, metallurgical test work and a number of scoping studies to evaluate development of the silver and fluorspar deposits of the District, was carried out intermittently from 1973 through 1992 by Gulf + Western Industries through its  New Jersey Zinc subsidiary, Orbex Resources and its successor companies, Silver Glance Resources and Silverspar Minerals.  A total of 465 holes for an aggregate length of 62,866 feet were drilled during this period.  The project has been largely inactive since that time.

Columbus Silver acquired the project in 2004 and has focused its efforts largely on re-consolidation of the property position, organization and compilation of technical records and limited field mapping and sampling.

Power and Water

There are no modern mine developments or equipment on the property. The Red Cloud Mine property has a covered shop and full time watchman with living facilities. It also has a water well and a small diesel generator.   There is no commercial water or power available at the site and no work has been done to date to access what sources may be available for a commercial operation.

Geology

The Silver District deposits, consisting of variable silver and lead-zinc mineralization in massive quartz-calcite-fluorspar-barite veins and breccia zones, occur within three major north to north-northwest trending vein systems with a collective strike length of about eight miles.  The veins are hosted by Tertiary volcanic and volcaniclastic rock formations, which overly an older, possibly Pre-Cambrian crystalline to metamorphic basement.  Potential ore-grade silver (lead-zinc), fluorspar and barite deposits occur as pod-like bodies within all three vein systems.  Various historic resource estimates, all pre-dating NI 43-101 reporting standards, have been carried out by past operators in the District.

EXPLORATION PLANS

Subject to available funding, the following is our exploration plans for the Silver District.

Past explorers in the District identified a number of outcropping ore bodies (some of which saw production in the late 19th and early 20th centuries) and defined new and larger resources to moderate depths with drilling.  These known occurrences are the exposed portions of three long, through going fault trends in the

District.  Potential for the discovery of additional mineralization is likely to be at depth below known ore bodies and along the fault trends in between known ore bodies. The best methods for pursuing this objective are drilling at depth below know ore bodies, using geology as a targeting tool and remote sensing tools such as geophysics to look for blind (non-outcropping) mineralization in the unexplored areas described.  Positive results from geophysical surveys would likely require testing with a drill.  Both of these approaches will need to be progressive, with drilling and geophysical orientation over the best know mineralization on one fault or vein trend, as defined by geological review.  Currently, the known mineralization at the historic Red Cloud and Papago mines would be our initial exploration targets.

Geological mapping, with rock sampling and assaying, will help guide the drilling and geophysical surveying for the next six to twelve months. The geophysical survey will be designed to test for sulfide mineralization within the vein structure below the currently known resources at Red Cloud and Papago and, if successful, will be used in future campaigns to test for similar mineralization under other historic resource areas in the district and the unexplored areas between them. Drilling of geologically and geophysically defined targets will initially be done by coring to provide control on the geology of the vein system and to help in characterizing the mineralization and grades therein.

The geological survey will cost approximately $100,000 for this phase of work and subsequent computer modeling of the new mineralization and known resources. The orientation geophysical surveying will cost approximately $50,000.  Drilling and assaying of approximately 6000 feet of core to test the current geological and expected geophysical targets will cost approximately $350,000.

This program is progressive in that drilling is dependent on successful targeting by geology or geophysics and follow-up drilling is dependent on success in the initial holes.

The exploration program will be supervised by Douglas R Bowden, a consulting geologist based in Sparks, Nevada. Mr. Bowden has over 35 years of experience in mining exploration in the United States, Canada and Mexico and is a licensed geologist in the State of Utah.

SACRAMENTO MOUNTAINS PROJECT

This property is currently without known reserves and our proposed program is exploratory in nature.

Location, Access and Composition

The Sacramento Project is located approximately 10 miles WNW of Needles, California in the northwest corner of the Sacramento Mountains. The northern end of the Project is immediately south of I-40 and existing utility service roads and 4WD roads provide access to the entirety of the project area.

Magellan staked fifty (50) unpatented lode mining claims (SMF 1-50) or approximately 1,000 acres, in which they have a 100% unencumbered interest, on Federal (BLM) land in October 2012.  The claims were properly recorded in the San Bernardino County and with the Bureau of Land Management. The claims are currently in good standing until September 1 2013, by which time Federal maintenance fees of $140 per claim ($7,000) must be paid to the BLM in Sacramento. In addition, a Notice of Intent to Hold must be recorded in San Bernardino County.

703000mE
705000mE
3862000mN
3862000mN
3860000mN
3860000mN
3858000mN
3858000mN
9
10
11
12
95
40
16
15
14
13
21
22
23
24
28
27
28
N
1000 meters
Magellan Gold Corporation
Sacramento Mountains
SMF 1-50 Claim Location Map
San Bernardino Co., CA
T9N R21E, SB B&M
March 29, 2013

Power and Water

Commercial power is available on U.S. Highway 40. The availability of water  is unknown at this time.

Geology

The Company’s claim block consists of a sequence of Mid-Tertiary volcanic and sedimentary rocks series that unconformably overlie a much older, possibly Pre-Cambrian metamorphic and crystalline complex that also dominates the central core of the Sacramento Mountains.  The entire sequence has been eroded and much of the flanks of the mountains, including the Company’s property, is covered by a gravel pediment or active gravel washes. A number of epithermal veins of quartz-calcite-barite composition cut the volcanic and sedimentary rocks and, in some places, have historically been explored for copper, silver and gold.  The veins occur as swarms of discrete thinner veins within wider zones that may be tens of feet wide and several hundred feet long.  The veins dip moderately to steeply and strike directions vary. There is some evidence in other parts of the Sacramento Mountains that the unconformity between the Tertiary and basement rocks may be mineralized, but the unconformity is not exposed on the Property and lies at an unknown depth below surface outcroppings of Tertiary rocks. The Company intends to identify and target those veins that might likely continue to depth and also the unconformity below those projections

History

There are a number of historic pits, trenches, shafts and adits on various outcroppings within the claim block that probably date to the 1890s, and some may have been reopened in the 1920s. Modern exploration began in the early to mid 1980s by such mining companies as Duval, AMAX, Goldfields (London) and Fischer-Watt Mining. Further work was completed in the area by Fischer-Watt in the mid 1990’s. Exploration activities by these mining companies included surface mapping and geochemical sampling and limited programs of localized drilling near some of the historic workings.  There is only limited anecdotal record of these activities in the Public Domain.

Current State of Exploration

All activities to date have been and those proposed will be entirely exploratory in nature.

The claim group comprises a “green fields” or “grass roots” exploration target. Only the historic diggings of over 100 years ago remain from past activities.  Exploration to date has been limited to land acquisition and preliminary field examination of old workings as shown on USGS Quadrangle maps. AMAX reportedly drilled one RC hole near one of the historic workings within the Company’s current claim block that may have encountered anomalous gold values.  The Company intends to examine all outcroppings within the claim block and sample those that may be associated with mineralization. This work may also include sampling stream sediments, soils and vegetation. The workings that AMAX may have targeted with drilling in the past will be examined with an eye to some initial core drilling by the Company.  The property has no known reserves.

Silver-gold mineralization is contained in quartz-calcite veins that cut Tertiary volcanic and volcaniclastic rocks in the Sacramento Mountains.   This epithermal system comprises numerous vein outcroppings throughout the claim block controlled by the Company.  Evidence of past prospecting activities dating from the 1890s to the 1930s include historic pits, trenches, shallow shafts and adits on outcropping vein sets.  Limited exploration by Fischer-Watt Gold and AMAX in the 1980s included an RC hole drilled by AMAX in the northern part of the claim block that reportedly encountered anomalous gold values adjacent to exposed veining in outcrop. The vein has been intermittently traced for over 3000 feet along strike.  Exploration of the exposed vein system and extensions under cover will initially entail core drilling to test down dip from mineralization exposed in the largest adit and to twin the AMAX RC hole. Minor geologic mapping with rock sampling and assaying will be needed to put the drilling into geological context. A geophysical survey of the immediate drill area may be useful in tracing the vein to depth and a possible intersection of it at depth with the regional unconformity between the Tertiary section and the underlying metamorphic basement, a second target for mineralization.

Subject to available funding, the following is our exploration plans for the Sacramento Mountains.

The proposed exploration program can be accomplished within a six month period, with summer months being difficult for exploration due to high temperatures.  Drilling and assaying 1500’ of core in two holes will cost approximately $90,000.  A geophysical orientation survey and interpretation will cost approximately $15,000. Geologic supervision and mapping plus assaying will cost an additional $25,000. Subsequent drilling will depend on positive results from the initial drilling and the geophysics.  The project includes outcroppings of other vein sets that have not been mapped and sampled by the Company that may represent targets in their own right.

The exploration program will be supervised by Douglas R Bowden, a consulting geologist based in Sparks, Nevada. Mr. Bowden has over 35 years of experience in mining exploration in the United States, Canada and Mexico and is a licensed geologist in the State of Utah.

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

Our current focus is primarily on the exploration of our Silver District (Arizona) and Sacramento Mountains Project. To date, we have collected a limited number of samples from our  Pony Express claims. Currently, our contract geologists collect samples and deliver them to third party labs for analysis. We plan to develop a more formal sample collection and analysis process in the near future; this process will include appropriate quality assurance and quality control procedures.

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

PLAN OF EXPLORATION

We intend to conduct further exploration on our Silver District (Arizona) and Sacramento Mountains Project (California) during 2013 in the manner previously described. We have not allocated any funds for exploration on our Pony Express Claims. Our 2013 plan of exploration is contingent upon securing additional loans or equity funding.

GOLD PRICES

Our operating results are substantially dependent upon the world market prices of gold. We have no control over gold prices, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low prices of gold (as reported by www.kitco.com) per ounce during the periods indicated:

	Year Ended December 31,
	2012		2011		2010
	HIGH	LOW	HIGH	LOW	HIGH	LOW
GOLD	$1,791.75	$1,540.00	$1,895.00	$1,319.00	$1,421.00	$1,058.00

These historical prices are not indicative of future gold prices.

MARKETING

All of our mining operations, if successful, will produce precious metals in doré form or a concentrate that contains precious metals.

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

Our financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the reports of our auditors issued in connection with our financial statements for the fiscal year ended December 31, 2012, and the period from September 28, 2010 (our inception), through December 31, 2012, contain explanatory paragraphs indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern.

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

Messrs. Gibbs and Power are control persons and principal shareholders of Magellan, Athena and Silver Saddle.  Magellan, Athena and Silver Saddle are engaged in mineral exploration activities, although in different geographical regions. While the geographical focus of the companies is different, numerous conflicts could arise in the future.  For example, Messrs. Gibbs and Power have provided the majority of working capital for all three companies to date, and in the likely event that these companies require additional capital in the future their resources may be inadequate to finance the activities of all. In addition, if new prospects become available, a conflict may exist with respect to which company to offer those opportunities. Messrs. Gibbs and Power have not developed a conflict of interest policy to mitigate the potential adverse effects of these conflicts and as a result these conflicts represent a significant risk to the shareholders of the Company. Conflicts for access to limited resources and opportunities cannot be eliminated completely, and investors should be aware of their potential.

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

• speculative activities;

• expectations for inflation; and,

• political and economic conditions.

The aggregate effect of these factors on metals prices is impossible for us to predict. Decreases in metals prices could adversely affect our ability to finance the exploration and development of our properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline. As reported on the website www.kitco.com, during the three-year period ended December 31, 2012, the high and low settlement prices for gold were $1,859.00 and $1,058.00 per ounce, respectively.

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

An important element of our business strategy is the opportunistic acquisition of operating mines, properties and businesses or interests therein within our geographical area of interest. While it is our practice to engage independent mining consultants to assist in evaluating and making acquisitions, any mining properties or interests therein we may acquire may not be developed profitably or, if profitable when acquired, that profitability might not be sustained. In connection with any future acquisitions, we may incur indebtedness or issue equity securities, resulting in increased interest expense, or dilution of the percentage ownership of existing shareholders. We cannot predict the impact of future acquisitions on the price of our business or our common stock. Unprofitable acquisitions, or additional indebtedness or issuances of securities in connection with such acquisitions, may impact the price of our common stock and negatively affect our results of operations.

Our ability to find and acquire new mineral properties is uncertain. Accordingly, our prospects are uncertain for the future growth of our business.

Because mines have limited lives based on proven and probable ore reserves, we may seek to replace and expand our future ore reserves, if any. Identifying promising mining properties is difficult and speculative. Furthermore, we encounter strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing gold.  Many of these companies have greater financial resources than we do. Consequently, we may be unable to replace and expand future ore reserves through the acquisition of new mining properties or interests therein on terms we consider acceptable. As a result, our future revenues from the sale of gold or other precious metals, if any, may decline, resulting in lower income and reduced growth.

Changes in the corporate and securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 (“SOX”), which became law in July 2002, has required changes that affect our corporate governance, securities disclosure and compliance practices. In response to the requirements of SOX, the SEC and major stock exchanges have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards are likely to increase our general and administrative costs, and we expect these to continue to increase in the future. In particular, we are required to include our management report on internal control as part of our annual report for the year ending December 31, 2012, pursuant to Section 404 of SOX. We are in the process of evaluating our internal control systems in order (i) to allow management to report on our internal controls, as required by these laws, rules and regulations, (ii) to provide reasonable assurance that our public disclosure will be accurate and complete, and (iii) to comply with the other provisions of Section 404 of SOX.  We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact these may have on our operations.  Furthermore, there is no precedent available by which to measure compliance adequacy.  If we are not able to implement the requirements relating to internal controls and all other provisions of Section 404 in a timely fashion or achieve adequate compliance with these requirements or other requirements of SOX, we might become subject to sanctions or investigation by regulatory authorities such as the SEC or FINRA. Any such action may materially adversely affect our reputation, financial condition and the value of our securities, including our common stock. We expect that SOX and these other laws, rules and regulations will increase legal and financial compliance costs and will make our corporate governance activities more difficult, time-consuming and costly. We also expect that these new requirements will make it more difficult and expensive for us to obtain director and officer liability insurance.

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

There is currently an illiquid market for our common shares, and shareholders may be unable to sell their shares for an indefinite period of time.

There is presently an illiquid market for our common shares.  There is no assurance that a liquid market for our common shares will ever develop in the United States or elsewhere, or that if such a market does develop that it will continue.

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

Trading in our securities is on an electronic bulletin board established for securities that do not meet NASDAQ listing requirements.  As a result, investors will find it substantially more difficult to dispose of our securities.  Investors may also find it difficult to obtain accurate information and quotations as to the price of, our common stock.

Our stock price may be volatile and as a result, shareholders could lose all or part of their investment. The value of our shares could decline due to the impact of any of the following factors upon the market price of our common stock:

•

failure to meet operating budget;

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

Owners of our common stock are subject to the “penny stock” rules.

Since our shares are not listed on a national stock exchange or quoted on the Nasdaq Market within the United States, trading in our shares on the OTC market is subject, to the extent the market price for our shares is less than $5.00 per share, to a number of regulations known as the "penny stock rules".  The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the investor and receive the investor’s written agreement to the transaction.  To the extent these requirements may be applicable they will reduce the level of trading activity in the secondary market for our shares and may severely and adversely affect the ability of broker-dealers to sell our shares, if a publicly traded market develops.

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

REMOVED AND RESERVED

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATEDSTOCKHOLDER MATTERS

Effective May 2012, our common stock was approved for quotation on the OTC Bulletin Board under the ticker symbol “MAGE.”  The following sets forth the high and low trading prices for the periods shown:

	2012
	High	Low

Second quarter ended June 30	$1.00	$ 0.10
Third quarter ended September 30	$0.15	$ 0.41
Fourth quarter ended December 31	$0.15	$ 0.15

The bid and ask prices of the Company's common stock as of December 31, 2012 were $0.15 and $0.25 respectively, as reported on the OTCBB.  The OTCBB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer.  The prices do not reflect prices in actual transactions.  As of March 19, 2013, there were approximately 55 record owners of the Company's common stock.

The OTC Bulletin Board is a registered quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities.  An OTC equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange.  The OTCBB is not an issuer listing service, market or exchange.  Although the OTCBB does not have any listing requirements, per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority.

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

Recent Sales of Unregistered Securities

None, except as previously reported.

EQUITY COMPENSATION PLAN INFORMATION

We have not adopted any equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column
Equity compensation plans approved by security holders	-0-	$0.00	-0-
Equity compensation plans not approved by security holders(1)	0	$0.00	-0-
Total	0	$0.00	-0-

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

We have only had limited operations to date and we rely upon the sale of our securities and borrowings from significant investors to fund our operations, as we have not generated any revenue.

During 2011 we began exploration work on our Secret Canyon Claims including collecting and assaying 85 soil samples from our claims. In May 2012 we collected and assayed an additional 217 soil samples from our Secret Canyon Claims. Results applicable to our group of 70 unpatented claims were encouraging. Results applicable to our mineral rights pertaining to our nine patented Cowles Option claims were less encouraging and as a result, on June 15, 2012, we gave notice to the owners that we terminated the Option and Mining Lease Agreement without further obligation to the owners effective June 15, 2012. As a result, we wrote off $25,468 of capitalized mineral rights applicable to the Cowles Option and included this cost in abandonment of mineral rights in our statements of operations.

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

Results of Operations

Results of Operations for the Years Ended December 31, 2012 and 2011.

	Years Ended December 31,
	2012	2011
Operating expenses:
Exploration costs	$58,592	$21,486
Other operating costs	1,504	—
General and administrative expenses	272,670	113,725
Abandonment of mineral rights	89,729	—
Impairment of mineral rights	13,307	—
Total operating expenses	435,802	135,211

Operating loss	(435,802)	(135,211)

Other income (expense):
Interest expense	(4,888)	(1,284)

Net loss	$(440,690)	$(136,495)

Operating expenses

During the year ended December 31, 2012, our total operating expenses were $435,802 as compared to $135,211 during the year ended December 31, 2011.

During 2012 we incurred $58,592 of exploration costs as compared to $21,486 during the same period in 2011.  A significant portion of our 2012 costs was associated with our Secret Canyon Claims leases totaling $28,715.  Total exploration costs for 2012 are comprised of assay and geochemical analysis costs totaling $17,023, geologist professional fees totaling $15,682, staking expenses totaling $13,307, fees and licenses totaling $7,940, and other exploration costs totaling $4,857.

Exploration costs totaled $21,486 for the year ended December 31, 2011 and were comprised of assay and geochemical analysis costs totaling $12,565, geologist professional fees totaling $8,049 and other exploration costs totaling $872.

Environmental costs for the year ended December 31, 2012 totaled $1,504, and were comprised of certain permitting costs  associated with the Randall Claims.  No environmental costs were incurred during the year ended December 31, 2011.

General and administrative expenses totaling $272,670 for the year ended December 31, 2012 were comprised of accounting and audit fees totaling $56,618, legal fees totaling $26,647, management fees to Mr. Power totaling $30,000, investor relations costs of $10,649 and other fees of $3,756. In addition, $145,000 of non-cash financing costs relating to certain related party sales of common stock is included in general and administrative expenses for the year ended December 31, 2012.  General and administrative expenses totaling $113,725 for the year ended December 31, 2011 were comprised of accounting and audit fees totaling $23,389, legal fees totaling $39,630, management fees to Mr. Power totaling $30,000, investor relations costs of $16,770 and other general and administrative costs of $3,936.

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

Effective September 28, 2012, after considering the results of our Secret Canyon Claims soil sample surveys, the costs to maintain the lease and remote location of the claims, we decided to terminate our mining lease with RS Gold, LLC without further obligation and expensed our previously capitalized costs to acquire these mineral rights in the amount of $64,261 which is included in abandonment of mineral rights in our statements of operations.

We did not incur mineral rights abandonment or impairment charges during 2011.

Interest expense for the years ended December 31, 2012 and 2011 totaled $4,888 and $1,284, respectively, and is attributable to our related party notes payable which accrue interest at the rate of 6% per year.  On July 13, 2012, Mr. Power was paid $1,029 representing accrued interest due him on a $20,000 note payable.

Liquidity and Capital Resources:

We intend to meet our cash requirements for the next 12 months through a combination of debt and equity financing by way of private placements, and by utilization of our line of credit established in December 2012. We currently do not have any arrangements in place to complete private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

Effective December 31, 2012, we entered into a line of credit arrangement with John D. Gibbs, a significant investor, to facilitate timely cash flows for the Company’s operations.  The line of credit provides for a maximum balance of $250,000, and accrues interest at 6%, which is payable from time to time and due at maturity.  At December 31, 2012 the line of credit had a balance of $115,000.  The line of credit expires and becomes due on December 31, 2014.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Years Ended December,
	2012	2011

Net cash used in operating activities	$(166,348)	$(98,421)
Net cash used in investing activities	(123,200)	(28,286)
Net cash provided by financing activities	293,850	85,000

Net increase (decrease) in cash	4,302	(41,707)
Cash and cash equivalents, beginning of period	107	41,814
Cash and cash equivalents, end of period	$4,409	$107

As of December 31, 2012, we had $4,409 in cash and a $235,062 working capital deficit. During the year ended December 31, 2012, we experienced a $4,302 net increase in cash.

Net cash used in operating activities during the nine months ended September 30, 2012, was $166,348 and was mainly comprised of our $(440,690) net loss during the period.  This amount was offset by non-cash financing costs of $145,000, common stock issued for services of $3,000, non-cash write-downs and impairment of certain mineral rights totaling $103,036, plus a $12,218 increase in accounts payable, a $7,088 increase in amounts due to related parties, and a $4,000 decrease in prepaid expenses during the period.

During the year ended December 31, 2012, we used $123,200 of cash in investing activities during the period, comprise primarily of $113,200 for the purchase of an option agreement with Columbus Silver Corporation, which grants the Company the right to acquire all of Columbus’ interest in its Silver District properties located in La Paz County, Arizona.  In addition, advance minimum royalty payments applicable to our Secret Canyon Claims mineral rights were also paid in the amount of $10,000.  Effective June 15, 2012, we terminated this agreement without further obligation and expensed this payment and other previously capitalized costs to acquire these mineral rights totaling $25,468 which is included in abandonment of mineral rights in our statements of operations.

During the year ended December 31, 2011, we used $28,286 of cash in investing activities during the period comprised of: $5,000 to acquire an Option to explore and lease claims in our Secret Canyon Project in Washoe County, Nevada; $10,000 to renew this Option for an additional six months; $12,818 for federal, state and county filing and recording fees; and $468 in legal fees.

During the year ended December 31, 2012, cash provided by financing activities was $293,850.  Effective December 31, 2012, we entered into a line of credit arrangement with John D. Gibbs, a significant investor, to facilitate timely cash flows for the Company’s operations.  Upon establishment of the credit line, a total of $65,000 representing term loans previously made by Mr. Gibbs, was transferred to the line of credit balance.  In addition, in December 2012, the Company drew $50,000 from the facility to make a required payment under the option agreement with Columbus Silver Corporation, which grants the

Company the right to acquire all of Columbus’ interest in its Silver District properties located in La Paz County, Arizona.  Also, during the year ended December 31, 2012, Mr. Power advanced the Company $30,710, of which $25,060 has been repaid.

Finally, during the year ended December 31, 2012, we sold 13,349,491 common shares to Mr. Gibbs, a significant shareholder, for $213,200 cash.  Also during the year Mr. Gibbs advanced the Company $25,000, which was subsequently converted to 2,500,000 shares of common stock in January 2012.

During the year ended December 31, 2011, borrowings from Mr. Power and Mr. Gibbs on term notes payable provided $60,000 of cash from financing activities.  In addition, Mr. Gibbs advanced the Company $25,000, which was converted to common stock during the year ended December 31, 2012 as discussed above.

Effective December 31, 2012, we entered into a Credit Agreement with Mr. Gibbs pursuant to which Mr. Gibbs agreed to make additional working capital advances to the Company up to a maximum line balance of $250,000.  Advances accrue interest at the rate of 6% per annum with the credit line balance, including accrued interest, due and payable on December 31, 2014.  As of March 31, 2013, the outstanding line balance under the Credit facility was $160,000.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with  U.S. GAAP and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2012. Our CEO concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported a material weakness resulting from the combination of the following significant deficiencies:

•

Lack of segregation of duties in certain accounting and financial reporting processes including the initiation, processing, recording and approval of disbursements;

•

Lack of a formal review process that includes multiple levels of review.

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full time staff. We believe that this is typical in many exploration stage companies. We may not be able to fully remediate the material weakness until we commence mining operations at which time we would expect to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the SEC rules that permit us to provide only management's report in this Annual Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

 Our current executive officers and directors are:

Name	Age	Position
John C. Power	50	President, Secretary and Director

John C. Power has served as President, Secretary and director since our inception in September 2010.

Mr. Power has also served as a director of Athena Silver Corporation since its inception in December 2003 and has served as Athena’s President from December 2005 to December 2007 and from January 2009 to the present and has served as Athena’s Secretary since January 2007.

Mr. Power is also a co-managing member since 2011 of Silver Saddle Resources, LLC that owns mining claims in Nevada.

From March 2010 to present, Mr. Power has severed as co-Managing Member of Ryan Air Exposition, LLC, a private California holding company that invests in antique airplanes. Mr. Power has served as President and director of Alta California Broadcasting, Inc., which operated radio stations, from December 1993 to March 2007; and President and director of Four Rivers Broadcasting, Inc., also a radio broadcaster, from May 1997 to March 2005 and Vice President from March 2005 to the present. Mr. Power has served as Co-Managing Member of Wyoming Resorts, LLC, which owns and operates an historic hotel in Thermopolis, Wyoming, since June 1997; and Mr. Power has served as President of Power Curve, Inc., a private investment company, since 1986.   Mr. Power has also been the managing member of Best of Sea Ranch, LLC since December 2004 which operates through a joint venture a vacation home rental business in The Sea Ranch California.   Mr. Power has been a general partner of Power Vacaville, LP a real estate investment firm since January 2008.   Mr. Power also serves as the vice-president and director of The Tide Community Broadcasting, Inc. since July 2012

From September 2008 to March 2012, Mr. Power served as an officer and director of Hungry Hunter, Inc., a private California-based restaurant enterprise.  From March 2008 until February 2010, Mr. Power served as a director of Reserve Energy Corporation, a small private oil and gas exploration and production company; and was Managing Member of Montana Resorts, LLC, which is a holding company for Yellowstone Gateway Resorts, LLC,(from May 2002 until May 2008; and was Managing Member of Yellowstone Gateway Resorts, LLC, which owned and operated the Gallatin Gateway Inn, from May 2002 until May 2008. On November 16, 2004, Yellowstone Gateway Resorts, LLC filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in response to an adverse arbitration award in favor of a former employee.  Yellowstone Gateway Resorts, LLC was successfully reorganized under Chapter 11.

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

Conflicts of Interest

Athena Silver Corporation is a company under common control. Mr. Power is our President and director and is also a director and CEO of Athena. Mr. Power and Mr. Gibbs are significant investors in both Magellan and Athena.

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

Director Independence

Our common stock is listed on the OTC Bulletin Board’s  inter-dealer quotation systems, which does not have director independence requirements. Nevertheless, for purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). John C. Power, our sole director would not be considered “independent” under the NASDAQ rule due to the fact that John C. Power is an officer and sole director.

Board Meetings

During the year ended December 31, 2012, our Board held no meetings and has taken numerous actions by unanimous written consent.

Committees of the Board of Directors

We currently do not have standing audit, compensation or nominating committees of the Board of Directors.  We plan to form audit, compensation and nominating committees when it is necessary to do so to comply with federal securities laws or to meet listing requirements of a stock exchange or the Nasdaq Capital Market.

Compliance with Section 16(a), Beneficial Ownership

Under the Securities Laws of the United States, our directors, executive (and certain other) officers, and any persons holding more than ten percent (10%) of our common stock during any part of our most recent fiscal year are required to report their ownership of common stock and any changes in that ownership to the SEC.  Specific due dates for these reports have been established and we are required to report in this Report any failure to file by these dates.  During the year ended December 31, 2012, all of these filing requirements were satisfied by our officers, directors, and ten- percent holders except for Mr. Gibbs who failed to file  three reports covering  three transactions in a timely fashion.    In making these statements, we have relied on the written representation of our directors and officers or copies of the reports that they have filed with the Commission.

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

Our Code of Ethics is on file with the SEC.  We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Magellan Gold Corporation, 2010A Harbison Drive # 312, Vacaville, CA  95687.

ITEM 11.        EXECUTIVE COMPENSATION

Director Compensation

Our sole director, Mr. Power, receives no compensation for his services as director.

Executive Compensation

The following table sets forth all compensation paid to Mr. Power since our inception in September 2010:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John C. Power, President	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	30,000 30,000	30,000 30,000

Mr. Power is our only executive officer.  We entered into a consulting agreement with Mr. Power at the rate of $30,000 per year for his part-time service as our President. Mr. Power devotes approximately 25% of his time and attention to our business.

We did not have outstanding equity awards at December 31, 2011 and 2012.

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

The following table shows the number of shares owned and the percentage of outstanding common stock owned as of March 31, 2013.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)		Ownership as a Percentage of Outstanding Common Shares(3)

John Gibbs 807 Wood N Creek Ardmore, OK 73041	36,953,791	(4)	75.62%

John C. Power	10,005,609	(5)	20.47%

All officers and directors as a group (one person)	10,005,609		20.47%

(1)	Unless otherwise stated, address is 2010A Harbison Drive # 312, Vacaville, CA 95687.

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

(3)	Shares and percentages beneficially owned are based upon 48,869,091 shares outstanding on March 31, 2013.

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

Management Fees

On January 1, 2011, we entered into a month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Magellan. During the year ended December 31, 2012, we incurred $30,000 of management fees to Mr. Power and these costs are included in general and administrative expenses in our statements of operations.

Notes Payable – Related Parties

Effective August 23, 2011, we entered into an unsecured loan from Mr. Power, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and the principal plus all accrued interest are due on January 1, 2013.   By amendment No. 1 to the promissory note, all principal plus accrued and unpaid interest is due upon demand.

Effective August 23, 2011, we entered into an unsecured loan from Mr. Gibbs, evidenced by a $40,000 promissory note. The promissory note bears interest at 6% per annum and the principal plus all accrued interest are due on January 1, 2013.

Effective February 28, 2012, we entered into an unsecured loan from Mr. Gibbs, evidenced by a $25,000 promissory note. The promissory note bears interest at 6% per annum and the principal plus all accrued interest are due upon demand.

Effective December 31, 2012, we entered into an unsecured credit agreement with Mr. Gibbs with a maximum line balance of $250,000.  The current outstanding line balance is evidenced by  $160,000 in credit notes. The promissory notes bears interest at 6% per annum and the principal plus all accrued interest are due December 31, 2014.

Due to Related Parties

Accounts payable, accrued interest payable and unsecured, non-interest bearing advances from related parties are included in due to related parties in our balance sheets as follows:

	December 31,
	2012	2	2011

Accounts payable – Mr. Power	$7,500		$4,271
Accrued interest payable – related parties	5,143		1,284

Due to related parties - total	$12,643		$5,555

Advances Payable – Related Parties

Accounts payable, accrued liabilities and accrued interest payable to related parties are included in due to related parties in our balance sheets as follows:

	December 31, 2012	December 31, 2011
Accounts payable – Mr. Power	$--	$4,271
Accrued management fees – Mr. Power	7,500	--
Accrued interest payable – related parties	5,143	1,284
Due to related parties - total	$12,643	$5,555

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

Year Ended December 31, 2012
	Advances	Repayments
Mr. Gibbs (through issuance of shares)	$-	$25,000
Mr. Power, including entities controlled by Mr. Power	30,710	25,060
	$30,710	$50,060

Year Ended December 31, 2011
	Advances	Repayments
Athena Silver Corporation	$13,000	$13,000
Silver Saddle Resources, LLC	10,000	10,000
Mr. Gibbs	25,000	0
Mr. Power	15,500	15,500
	$63,500	$38,500

Due from Related Parties

We made non-interest bearing advances to related parties and received repayments during the same period as follows:

Year Ended December 31, 2012
	Advances	Repayments
Silver Saddle Resources, LLC	$5,000	$5,000

Year Ended December 31, 2011
	Advances	Repayments
Athena Silver Corporation	$10,000	$10,000
Mr. Power	6,000	6,000
	$16,000	$16,000

Other Related Party Transaction

Subsequent Events

During 2013, Magellan has drawn $45,000 in its line of credit with its majority shareholder to fund its operations.

Subsequent to December 31, 2012, Mr. Power has made short-term advances of $14,800 and received repayment of short-term advances in the amount of $10,900.

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

The aggregate fees billed for the fiscal years 2012 and 2011 for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2012	2011
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$12,200	$9,400
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees"	0	0
Tax fees - tax compliance, tax advice and tax planning	0	0
All other fees - services provided by our principal accountants other than those identified above	0	0
Total fees	$12,200	$9,400

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

PART IV

ITEM15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	Ex. No.	Title
(1)	3.1	Certificate of Incorporation filed September 28, 2010
(1)	3.2	Bylaws
(4)	3.3	Amended and Restated Bylaws
(6)	3.4	Second Amended and Restated Bylaws
(1)	4.1	Specimen Common Stock Certificate
(1)	10.1	Cowles’ Option and Mining Lease
(1)	10.2	Mining Lease – Randall Claims
(1)	10.3	Assignment of Randall Mining Lease Agreement
(1)	10.4	Mining Lease – Secret Claims
(1)	10.5	Consulting Agreement
(2)	10.6	Promissory Note Dated August 23, 2011, in favor of John C. Power
(2)	10.7	Promissory Note Dated August 23, 2011, in favor of John D. Gibbs
(3)	10.8	First Amendment to Mining Lease – Secret Claims
(3)	10.9	Second Amendment to Mining Lease – Randall Claims
(5)	10.10	Promissory Note Dated February 28,2012, in favor of John D. Gibbs
(7)	10.11	Third Amendment to Mining Lease – Randall Claims
(8)	10.12	Option Agreement – Columbus Silver
(9)	10.13	Amendment No. 1 to Promissory Note in favor of John C. Power
(10)	10.14	Credit Agreement dated December 31, 2012 in favor of John D. Gibbs
(7)	14.1	Code of Ethics
*	31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(7)

Incorporated by reference as an Exhibit to Annual Report on Form 10-K as filed with the Commission on March 30, 2012.

(8)

Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 30, 2012.

(9)

Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 4, 2013.

(10)

Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 4, 2013.

*

Filed herewith

MAGELLAN GOLD CORPORATION

(An Exploration Stage Company)

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Magellan Gold Corporation (An Exploration Stage Company)

Vacaville, California

We have audited the accompanying balance sheets of Magellan Gold Corporation (An Exploration Stage Company) (the “Company”) as of December 31, 2012 and 2011, and the related statements of expenses, stockholders’ deficit and cash flows for the year ended December 31, 2012 and the periods from September 28, 2010 (inception) through December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 4, 2013

MAGELLAN GOLD CORPORATION
(An Exploration Stage Company)

BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$ 4,409	$ 107
Prepaid expenses	-	4,000

Total current assets	4,409	4,107

Mineral rights	117,671	97,507

Total assets	$ 122,080	$ 101,614

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 86,178	$ 73,960
Line of credit - related party	115,000	-
Due to related parties	12,643	5,555
Advances payable - related parties	5,650	25,000
Notes payable - related parties	20,000	60,000

Total current liabilities	239,471	164,515

Shareholders' deficit:
Preferred shares, $.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-

Common shares - $0.001 par value; 100,000,000 shares authorized, 48,869,091 and 33,000,000 shares issued and outstanding	48,869	33,000

Additional paid-in capital	419,831	49,500
Accumulated deficit during exploration stage	(586,091)	(145,401)
Total shareholders' deficit	(117,391)	(62,901)

Total liabilities and shareholders' deficit	$ 122,080	$ 101,614

The accompanying notes are an integral part of these financial statements.

MAGELLAN GOLD CORPORATION
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Years ended December 31,		Inception (September 28, 2010) through
	2012	2011	December 31, 2012

Operating expenses:
Exploration costs	$ 58,592	$ 21,486	$ 80,579
Other operating costs	1,504	-	1,504
General and administrative expenses	272,670	113,725	394,800
Abandonment of mineral rights	89,729	-	89,729
Impairment of mineral rights	13,307	-	13,307

Total operating expenses	435,802	135,211	579,919

Operating loss	(435,802)	(135,211)	(579,919)

Other income (expense):
Interest expense	(4,888)	(1,284)	(6,172)
Net loss	$ (440,690)	$ (136,495)	$ (586,091)

Basic and diluted net loss per common share	$ (0.01)	$ (0.00)

Basic and diluted weighted-average common shares outstanding	43,570,810	33,000,000

The accompanying notes are an integral part of these financial statements.

MAGELLAN GOLD CORPORATION An Exploration Stage Company Statement of Shareholders' Deficit For the period from September 28, 2010 (Date of Inception) through December 31, 2012
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Deficit	Total
Balance, September 28, 2010	-	$ -	-	$ -	$ -	$ -	$ -
Issuance of common shares at $0.0025 per share for settlement of advances payable - related parties, December 2010	-	-	7,391,840	7,392	11,088	-	18,480
Issuance of common shares at $0.0025 per share for cash, December 2010	-	-	25,608,160	25,608	38,412	-	64,020
Net loss	-	-	-	-	-	(8,906)	(8,906)
Balance, December 31, 2010	-	-	33,000,000	33,000	49,500	(8,906)	73,594
Net loss	-		-	-	-	(136,495)	(136,495)
Balance, December 31, 2011	-	-	33,000,000	$ 33,000	$ 49,500	(145,401)	(62,901)
Issuance of common shares at $0.01 per share for settlement of advances payable - related parties, January 2012	-	-	2,500,000	2,500	22,500	-	25,000
Issuance of common shares at $0.01 per share for cash, Jan 2012			2,500,000	2,500	22,500		25,000
Issuance of common shares at $0.01 per share for cash, April 2012	-	-	2,500,000	2,500	22,500	-	25,000
Issuance of common shares at $0.01 per share for cash, May 2012	-	-	2,500,000	2,500	22,500	-	25,000
Issuance of common shares at $0.01 per share for cash, June 2012	-	-	1,500,000	1,500	13,500	-	15,000
Issuance of common shares at $0.01 per share for cash, July 2012	-	-	3,000,000	3,000	27,000	-	30,000
Issuance of common shares at $0.055 per share for cash, August 2012	-	-	1,149,091	1,149	62,051	-	63,200
Issuance of common shares at $0.15 per share for services, October 2012	-	-	20,000	20	2,980	-	3,000
Issuance of common shares at $0.15 per share for cash, October 2012	-	-	200,000	200	29,800	-	30,000
Compensation expense	-	-	-	-	145,000	-	145,000
Net loss	-	-	-	-	-	(440,690)	(440,690)
Balance, December 31, 2012	-	$ -	48,869,091	$ 48,869	$ 419,831	$ (586,091)	$(117,391)

The accompanying notes are an integral part of these financial statements.

MAGELLAN GOLD CORPORATION
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Inception (September 28, 2010) through
	2012	2011	December 31, 2012
Operating activities:
Net loss	$ (440,690)	$ (136,495)	$ (586,091)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-cash financing costs	145,000	-	145,000
Common stock issued for services	3,000	-	3,000
Abandonment of mineral rights	89,729	-	89,729
Impairment of mineral rights	13,307	-	13,307
Changes in operating assets and liabilities:
Prepaid expenses	4,000	(4,000)	-
Accounts payable and accrued expenses	12,218	36,519	56,178
Due to related parties	7,088	5,555	12,643
Net cash used in operating activities	(166,348)	(98,421)	(266,234)

Investing activities:
Advances to related parties	(21,000)	-	(21,000)
Repayments of advances to related parties	21,000	-	21,000
Acquisition of mineral rights	(123,200)	(28,286)	(190,707)
Net cash used in investing activities	(123,200)	(28,286)	(190,707)

Financing activities:
Proceeds from advances from related parties	30,710	25,000	136,188
Payments on advances from related parties	(25,060)	-	(52,058)
Proceeds from notes payable - related parties	75,000	60,000	100,000
Proceeds from sale of common stock	213,200	-	277,220
Net cash provided by financing activities	293,850	85,000	461,350

Net increase (decrease) in cash	4,302	(41,707)	4,409
Cash at beginning of period	107	41,814	-
Cash at end of period	$ 4,409	$ 107	$ 4,409
Supplemental disclosure of cash flow information
Cash paid for interest	$ 1,029	$ -	$ 1,029
Cash paid for income taxes	$ -	$ -	$ -

Supplemental disclosure of non-cash investing and
financing activities:
Increase of accounts payable applicable to acquisition of mineral rights	$ -	$ 30,000	$ 30,000

Common shares issued for advances payable- related parties	$ 25,000	$ -	$ 43,480

Reclass of note payable- related party to line of credit	$ 40,000	$ -	$ 40,000

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

We have only recently begun operations and we rely upon the sale of our securities as well as advances and loans from our President and significant shareholders to fund our operations as we have not generated any revenue.

Liquidity and Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At December 31, 2012, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $586,091 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain loans from officers, directors or significant shareholders.

On December 31, 2012 we entered into a $250,000 line of credit arrangement with a significant shareholder.  This transaction is further discussed in Note 4.

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

Reclassifications

Certain reclassifications may have been made to our prior years’ financial statements to conform to our current year presentation. These reclassifications have no effect on our previously reported results of operations or retained earnings.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any abandonment or impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2012. No impairment loss was recognized during the period from September 28, 2010 (our inception) through December 31, 2011.  However, during the year ended December 31, 2012, we incurred certain impairment and abandonment charges.  At December 31, 2012 mineral rights totaling $117,671 were net of $103,036 of impairment and abandonment charges.  See Note 3 for discussion of impairment.

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

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. During the period from September 28, 2010 (our inception) through December 31, 2012, there were no potential common shares outstanding.

Stock-based Compensation

The Company determines the fair value of stock option awards granted to employees in accordance with FASB ASC Topic 718 – 10 and to non-employees in accordance with FASB ASC Topic 505 – 50.

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

Note 3 – Mineral Rights:

As of December 31, 2012 and 2011, our mineral rights consist of the following:

	December 31, 2012	December 31, 2011
Secret Canyon Claims	$-	$79,729
Randall Claims	-	13,307
Pony Express Claims	4,471	4,471
Silver District Claims	113,200	-
Total Mineral Rights	$117,671	$97,507

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

Silver District Claims

On August 28, 2012, we entered into an option agreement with Columbus Silver Corporation, which grants the Company the right to acquire all of Columbus’ interest in its Silver District properties located in La Paz County, Arizona.  We paid Columbus an initial $63,200 on signing of the option.  The funds to make the initial payment were obtained through the sale of common stock to John D. Gibbs, a significant investor.  In addition, we made a $50,000 payment in December 2012 as required under the option agreement.  These transactions are more fully discussed in Note 4 and Note 5.

The Silver District property consists of 108 unpatented mining claims, four patented claims held under lease agreements, and one state lease, totaling over 2,000 acres.  The property is subject to third party net smelter royalties of varying percentages. We also must make payments under the option agreement to maintain the underlying claims, leases and purchases contracts.

Note 4 – Line of Credit – Related Parties:

Effective December 31, 2012, we entered into a line of credit arrangement with John D. Gibbs, a significant investor, to facilitate timely cash flows for the Company’s operations.  The line of credit provides for a maximum balance of $250,000, and accrues interest at 6% annually.  The line of credit expires and becomes due on December 31, 2014.

At the effective date of the line of credit, Mr. Gibbs was owed a total of $65,000 from previous loans, $40,000 of which was from the previous year and $25,000 of which was received during the current year.  These amounts were converted to the line of credit at December 31, 2012 and are included in the line of credit balance at December 31, 2012.  In addition, on December 31, 2012 the Company drew an additional $50,000 on the line of credit to facilitate a required payment due for our Silver District claim as discussed in Note 3.  At December 31, 2012 a total of $115,000 was outstanding on the credit facility.

Accrued interest on the credit facility was $4,524 at December 31, 2012, and is included in Due to related parties on the accompanying balance sheet.

Note 5 – Notes Payable – Related Parties:

Effective February 28, 2012, we entered into an unsecured loan from John D. Gibbs, a significant investor, evidenced by a $25,000 promissory note. The promissory note bears interest at 6% per annum and is due upon demand.  As discussed in Note 4, this note was converted into the line of credit in December 2012.

Then, effective August 23, 2011, we entered into an unsecured loan from Mr. Gibbs, a significant investor, evidenced by a $40,000 promissory note. The promissory note bears interest at 6% per annum and is due January 1, 2013.  As discussed in Note 4, this note was converted into the line of credit in December 2012.

Effective August 23, 2011, we entered into an unsecured loan from John Power, the Company’s sole executive officer, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and was to mature on January 1, 2013.  Effective December 31, 2012, the Company agreed to convert the Note to payable on demand with thirty days notice from the lender.  On July 13, 2012, Mr. Power was paid $1,029 representing all accrued interest on the note through June 30, 2012.

Note 6 - Commitments and Contingencies:

Under the Columbus Silver - Silver District option, we are required to make a $400,000 payment due December 31, 2013, and a final $500,000 payment due December 31, 2014 to complete the purchase. We are also required to make payments under the option agreement to maintain the underlying claims, leases and purchase contracts.

Note 7 – Shareholders’ Equity:

During the period, we issued common shares to Mr. Gibbs, a related party, as follows:

Year Ended December 31, 2012
	Common Shares Issued	Price per Share	Cash Proceeds Received	In Satisfaction of Advances Payable – Related Parties
January 24, 2012	2,500,000	$0.01	$—	$25,000
January 24, 2012	2,500,000	0.01	25,000	—
April 10, 2012	2,500,000	0.01	25,000	—
May 31, 2012	2,500,000	0.01	25,000	—
June 28, 2012	1,500,000	0.01	15,000	—
July 10, 2012	3,000,000	0.01	30,000	—
August 28, 2012	1,149,091	0.055	63,200	—
October 17, 2012	200,000	0.15	30,000	—

The May 31, 2012 sale of common stock was valued at $0.02 per share based on the last trading price prior to the transaction.  The difference between the cash proceeds and the total value of the transaction in the amount of $25,000 was charged as a non-cash compensation expense and is included in General and administrative expenses for the year ended December 31, 2012.

The June 28, 2012 sale of common stock was valued at $0.03 per share based on the last trading price prior to the transaction.  The difference between the cash proceeds and the total value of the transaction in the amount of $30,000 was charged as a non-cash compensation expense and is included in General and administrative expenses for the year ended December 31, 2012.

The July 10, 2012 sale of common stock was valued at $0.04 per share based on the last trading price prior to the transaction.  The difference between the cash proceeds and the total value of the transaction in the amount of $90,000 was charged as a non-cash compensation expense and is included in General and administrative expenses for the year ended December 31, 2012.

On October 3, 2012 the Company entered into an agreement with a third party to provide certain online marketing services.  The agreement specified the work to be performed between October 3rd and December 31, 2012.  The service provider was to receive 20,000 shares of the Company’s common stock with a value of $3,000.  On October 3, 2012, a total of 20,000 shares were issued to the service provider at a value of $0.15 per share, which equaled the closing price of the Company’s common stock on that date.

Note 8 – Related Party Transactions:

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

Management fees to Mr. Power totaling $30,000 for both the years ended December 31, 2012 and 2011  are included in general and administrative expenses in our statement of operations.

All management fees due Mr. Power for through December 31, 2012 have been paid with the exception of $7,500 which has been accrued and is included in Due to related parties in the accompanying balance sheet at December 31, 2012.

Due from Related Parties

We made non-interest bearing advances to related parties and received repayments during the same period as follows:

Year Ended December 31, 2012
	Advances	Repayments
Silver Saddle Resources, LLC	$5,000	$5,000

Year Ended December 31, 2011
	Advances	Repayments
Athena Silver Corporation	$10,000	$10,000
Mr. Power	6,000	6,000
	$16,000	$16,000

Due to Related Parties

Accounts payable, accrued liabilities and accrued interest payable to related parties are included in due to related parties in our balance sheets as follows:

	December 31, 2012	December 31, 2011
Accounts payable – Mr. Power	$-	$4,271
Accrued management fees – Mr. Power	7,500	-
Accrued interest payable – related parties	5,143	1,284
Due to related parties - total	$12,643	$5,555

Advances Payable – Related Parties

Advances payable to related parties are as follows:

	December 31, 2012	December 31, 2011
Mr. Power	$5,650	$—
Mr. Gibbs	—	25,000
Total advances payable – related parties	$5,650	$25,000

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

Year Ended December 31, 2012
	Advances	Repayments
Mr. Gibbs (through issuance of shares)	$-	$25,000
Mr. Power, including entities controlled by Mr. Power	30,710	25,060
	$30,710	$50,060

Year Ended December 31, 2011
	Advances	Repayments
Athena Silver Corporation	$13,000	$13,000
Silver Saddle Resources, LLC	10,000	10,000
Mr. Gibbs	25,000	0
Mr. Power	15,500	15,500
	$63,500	$38,500

On January 24, 2012, we repaid the $25,000 advance payable to Mr. Gibbs by issuing 2,500,000 common shares valued at $25,000, or $0.01 per share. See also Note 7.

Note 9- Income Taxes

Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for the years ended December 31, 2012 and period from September 28, 2010( date of inception)  through December  31, 2011, are as follows:

	Period Ended December 31,
	2012	2011
Expected federal income tax benefit at statutory rate	$205,614	$47,773
Change in valuation allowance	(205,614)	(47,773)
Income tax benefit	$—	$—

Our gross net operating loss carry-forwards available to offset future income for federal tax purposes are $586,091 as of December 31, 2012. These NOLs expire on various dates through 2032.

Note 10 – Subsequent Events

During 2013, Magellan has drawn $45,000 in its line of credit with its majority shareholder to fund its operations.

Subsequent to December 31, 2012, Mr. Power has made short-term advances of $14,800 and received repayment of short-term advances in the amount of $10,900.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN GOLD CORPORATION

Date: April 4, 2013	By__/s/ John C. Power_ John C. Power, President, Principal Executive Officer, Principal Accounting Officer, Secretary & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

_/s/ John C. Power______ John C. Power	President, Principal Executive Officer, Principal Accounting Officer, Secretary & Director	April 4, 2013