Form 10-Q
period 2013-03-31
MAGELLAN GOLD Corp
filed 2013-05-10
CIK 1515317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

On May 13, 2013 there were 48,869,091 shares of the registrant’s common stock, $.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MAGELLAN GOLD CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
(unaudited)
	March 31, 2013	December 31, 2012

ASSETS
Current Assets
Cash and cash equivalents	$ 990	$ 4,409

Total current assets	990	4,409

Mineral rights	158,021	117,671

Total assets	$ 159,011	$ 122,080

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 113,542	$ 86,178
Line of credit - related party	189,604	115,000
Due to related parties	8,627	12,643
Advances payable - related parties	9,550	5,650
Notes payable - related parties	20,000	20,000

Total current liabilities	341,323	239,471

Shareholders' deficit:
Preferred shares, $.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-

Common shares - $0.001 par value; 100,000,000 shares authorized, 48,869,091 shares issued and outstanding	48,869	48,869

Additional paid-in capital	419,831	419,831
Accumulated deficit	(651,012)	(586,091)
Total shareholders' deficit	(182,312)	(117,391)

Total liabilities and shareholders' deficit	$ 159,011	$ 122,080

The accompanying notes are an integral part of these unaudited financial statements.

3

MAGELLAN GOLD CORPORATION
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(unaudited)
	Three months ended March 31,		Inception (September 28, 2010) through
	2013	2012	March 31, 2013
Operating expenses:
Exploration costs	$ 34,872	$ 3,601	$ 115,451
Other operating costs	-	-	1,504
General and administrative expenses	27,465	41,832	422,265
Abandonment of mineral rights	-	-	89,729
Impairment of mineral rights	-	-	13,307
Total operating expenses	62,337	45,433	642,256
Operating loss	(62,337)	(45,433)	(642,256)
Other income (expense):
Interest expense	(2,584)	(1,041)	(8,756)
Net loss	$ (64,921)	$ (46,474)	$ (651,012)
Basic and diluted net loss per common share	$ (0.00)	$ (0.00)

Basic and diluted weighted-average common shares outstanding	48,869,091	36,736,264

The accompanying notes are an integral part of these unaudited financial statements.

3

MAGELLAN GOLD CORPORATION
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)
	Three months Ended March 31,		Inception (September 28, 2010) through
	2013	2012	March 31, 2013
Operating activities:
Net loss	$ (64,921)	$ (46,474)	$ (651,012)
Adjustments to reconcile net loss to net cash used in operating activities:

Non-cash financing costs	-	-	145,000
Common stock issued for services	-	-	3,000
Abandonment of mineral rights	-	-	89,729
Impairment of mineral rights	-	-	13,307
Changes in operating assets and liabilities:
Prepaid expenses	-	3,000	-
Accounts payable and accrued expenses	27,364	25,782	83,542
Due to related parties	(4,016)	(2,510)	8,627
Net cash used in operating activities	(41,573)	(20,202)	(307,807)
Investing activities:
Advances to related parties	-	-	(21,000)
Repayments of advances to related parties	-	-	21,000
Acquisition of mineral rights	(40,350)	(30,000)	(231,057)
Net cash used in investing activities	(40,350)	(30,000)	(231,057)

CONTINUED ON FOLLOWING PAGE

The accompanying notes are an integral part of these unaudited financial statements.

CONTINUED FROM PREVIOUS PAGE

MAGELLAN GOLD CORPORATION
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)
	Three months Ended March 31,		Inception (September 28, 2010) through
	2013	2012	March 31, 2013
Financing activities:
Advances on line of credit - related party	74,604	-	74,604
Proceeds from advances from related parties	14,800	1,760	150,988
Payments on advances from related parties	(10,900)	(1,660)	(62,958)
Proceeds from notes payable - related parties	-	25,000	100,000
Proceeds from sale of common stock	-	25,000	277,220
Net cash provided by financing activities	78,504	50,100	539,854
Net increase (decrease) in cash	(3,419)	(102)	990
Cash at beginning of period	4,409	107	-
Cash at end of period	$ 990	$ 5	$ 990
Supplemental disclosure of cash flow information
Cash paid for interest	$ -	$ -	$ 1,029
Cash paid for income taxes	$ -	$ -	$ -
Supplemental disclosure of non-cash investing and
financing activities:
Increase of accounts payable applicable to acquisition of mineral rights	$ -	$ 30,000	$ 30,000

Common shares issued for advances payable- related parties	$ -	$ 25,000	$ 43,480

Reclass of note payable- related party to line of credit	$ -	$ -	$ 40,000

The accompanying notes are an integral part of these unaudited financial statements.

MAGELLAN GOLD CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

We use the terms “Magellan,” “we,” “our,” and “us” to refer to Magellan Gold Corporation.

Note 1 – Organization, Basis of Presentation, and Continuance of Operations:

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

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2013, are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2012.

Liquidity and Going Concern

Our financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At March 31, 2013, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $651,012 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. We anticipate that additional funding will be in the form of debt financing through draws on a line of credit extended by a significant shareholder, as well as equity financing from the sale of our common stock.  From time to time we may also seek to obtain short-term loans from officers, directors or significant shareholders.

Note 2– Mineral Rights:

As of March 31, 2013 and December 31, 2012, our mineral rights consist of the following:

	March 31, 2012	December 31, 2012
Sacramento Mountains Project	$10,350	$-
Pony Express Claims	4,471	4,471
Silver District Claims	143,200	113,200
Total Mineral Rights	$158,021	$117,671

Sacramento Mountains Project

Magellan staked fifty (50) unpatented lode mining claims known as the “Sacramento Mountains Project” totaling approximately 1,000 acres, in which they have a 100% unencumbered interest, on Federal (BLM) land in October 2012 and filed the claims with the BLM in January 2013.    The Project is located in the northwest corner of the Sacramento Mountains approximately 10 miles WNW of Needles, California.

Pony Express Claims

On November 18, 2010, we filed two unpatented lode mining claims giving us the right to explore, develop and conduct mining operations on these claims located in Churchill County, Nevada.

Silver District Claims

On August 28, 2012, we entered into an option agreement with Columbus Silver Corporation, which grants the Company the right to acquire all of Columbus’ interest in its Silver District properties located in La Paz County, Arizona.  We paid Columbus an initial $63,200 on signing of the option.  The funds to make the initial payment were obtained through the sale of common stock to John D. Gibbs, a significant investor.  In addition, we made a $50,000 payment in December 2012 to Columbus as required under the option agreement.  And in January 2013, we paid  an additional $30,000 for an underlying purchase obligation entered into between Columbus and a third party   See also Note 5 regarding certain commitments for future payments for these claims.

The Silver District property consists of 108 unpatented mining claims, four patented claims held under lease agreements, and one state lease, totaling over 2,000 acres.  The property is subject to third party net smelter royalties of varying percentages. We also must make payments under the option agreement to maintain the underlying claims, leases and purchases contracts.

Note 3 – Line of Credit – Related Parties:

Effective December 31, 2012, we entered into a line of credit arrangement with John D. Gibbs, a significant investor, to facilitate timely cash flows for the Company’s operations.  The line of credit provides for a maximum balance of $250,000, and accrues interest at 6% annually.  The line of credit expires and becomes due on December 31, 2014.

At the effective date of the line of credit, Mr. Gibbs was owed a total of $65,000 from previous loans, $40,000 of which was from the previous year and $25,000 of which was received during the current year.  These amounts were converted to the line of credit at December 31, 2012 and are included in the line of credit balance at December 31, 2012 and March 31, 2013.  In addition, on December 31, 2012 the Company drew an additional $50,000 on the line of credit to facilitate a required payment due for our Silver District claim.  At December 31, 2012 a total of $115,000 was outstanding on the credit facility.  Accrued interest on the credit facility was $4,524 at December 31, 2012, and is included in Due to related parties on the accompanying balance sheet.

During the three months ended March 31, 2013 additional draws totaling $74,604, which was primarily used to fund working capital and the $30,000 payment made under the Silver District option agreement in January 2013.  At March 31, 2013 a total of $189,604 was outstanding under this line of credit.  In addition, a total of $6,829 of interest has been accrued on this obligation and is included in Due to related parties on the accompanying balance sheet at March 31, 2013.

Note 4 – Notes Payable – Related Parties:

Effective August 23, 2011, we entered into an unsecured loan from John Power, the Company’s sole executive officer, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and was to mature on January 1, 2013.  Effective December 31, 2012, the Company agreed to convert the Note to payable on demand with thirty days notice from the lender.  At March 31, 2013 a total of $898 of interest was accrued on this promissory note and is included in Due to related parties on the accompanying balance sheet at March 31, 2013.

Note 5 - Commitments and Contingencies:

Under the Columbus Silver - Silver District option, we are required to make a $400,000 payment due December 31, 2013, and a final $500,000 payment due December 31, 2014 to complete the purchase. We are also required to make payments under the option agreement to maintain the underlying claims, leases and purchase contracts.

Note 6 – Shareholders’ Equity:

During the three months ended March 31, 2013 no shares of common stock or other equity instruments or derivatives were issued.

Note 7 – Related Party Transactions:

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

Management Fees

On January 1, 2013, we extended, for one year, our month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Magellan.

Management fees to Mr. Power totaling $7,500 for both the three months ended March 31, 2013 and 2012 are included in general and administrative expenses in our statement of operations.  At December 31, 2012 a total of $7,500 was accrued and unpaid and included in Due to related parties on the accompanying balance sheet at December 31, 2012.  All management fees due Mr. Power through March 31, 2013 have been paid.

Due from Related Parties

During the three months ended March 31, 2013 no non-interest bearing advances to related parties were made.  During the three months ended March 31, 2012, we made a $5,000 advance to Silver Saddle Resources, LLC, all of which was repaid during the three months ended March 31, 2012.

Due to Related Parties

Accounts payable, accrued liabilities and accrued interest payable to related parties are included in due to related parties in our balance sheets as follows:

	March 31, 2013	December 31, 2012
Accounts payable – Mr. Power	$900	$-
Accrued management fees – Mr. Power	-	7,500
Accrued interest payable – related parties	7,727	5,413
Due to related parties - total	$8,627	$12,643

Advances Payable – Related Parties

Advances payable to related parties at both March 31, 2013 and December 31, 2012 totaling $9,550 and $5,650, respectively are due Mr. Power.

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

Three Months Ended March 31, 2013
	Advances	Repayments
Mr. Power	$14,800	$10,900

Three Months Ended March 31, 2012
	Advances	Repayments
Mr. Gibbs	-	25,000
Mr. Power	1,760	1,660
	$1,760	$26,660

On January 24, 2012, we repaid the $25,000 advance payable to Mr. Gibbs by issuing 2,500,000 common shares valued at $25,000, or $0.01 per share.

Note 8 – Subsequent Events

Subsequent to March 31, 2013, Magellan received advances on its Line of Credit with a related party in the amount of $25,000.

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

The Company is obligated to make material payments during 2013 to maintain its option on the Silver District properties.

We also staked fifty (50) unpatented lode mining claims known as the “Sacramento Mountains” project totaling approximately 1,000 acres, in which they have a 100% unencumbered interest, on Federal (BLM)

land in October 2012 and filed the claims with the BLM in January 2013.    The Project is located in the northwest corner of the Sacramento Mountains approximately 10 miles WNW of Needles, California.

Our primary focus during the next twelve months, and depending on available resources, will be to acquire, explore, and if warranted and feasible, permit and develop our remaining mineral properties.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2013 and 2012.

	Three Monthss Ended March 31,
	2013	2012
Operating expenses:
Exploration costs	$34,872	$3,601
General and administrative expenses	27,465	41,832
Total operating expenses	62,337	45,433

Operating loss	(62,337)	(45,433)

Other income (expense):
Interest expense	(2,584)	(1,041)

Net loss	$(64,921)	$(46,474)

Operating expenses

During the three months ended March 31, 2013, our total operating expenses were $62,337 as compared to $45,433 during the three months ended March 31, 2012.

During the three months ended March 31, 2013 we incurred $34,872 of exploration costs as compared to $3,601 during the same period in 2012.  Exploration costs for the three months ended March 31, 2013 are entirely comprised of consulting geologist fees and related expenses associated with the review of the Silver District and Sacramento Mountains projects   The primary objective was to develop drill targets on both projects and file applications with the BLM to conduct exploratory drilling subject to available working capital.  Exploration costs for the three months ended March 31, 2013 totaling $3,601 were mainly comprised of geologist professional fees and mapping costs.

General and administrative expenses for the three months ended March 31, 2013 were mainly comprised of $22,956 in professional fees including: accounting and audit fees of $9,250, legal fees totaling $4,066, management fees to Mr. Power totaling $7,500, investor relations and other professional fees totaling $2,140.  The remaining general and administrative expenses of $4,509 was comprised of travel expenses, office expenses and other licenses and fees.

General and administrative expenses for the three months ended March 31, 2012 were mainly comprised of professional fees including: accounting and audit fees of $19,126, legal fees totaling $10,970, management fees to Mr. Power totaling $7,500, investor relations and other professional fees totaling $3,653 and other general and administrative expenses of $583.

Interest expense for the three months ended March 31, 2013 and 2012 totaled $2,584 and $1,041, respectively, and is attributable to our related party line of credit and notes payable which accrue interest at the rate of 6% per year.

Liquidity and Capital Resources:

We intend to meet our cash requirements for the next 12 months primarily through the utilization of our line of credit established in December 2012 and the private placement of debt or equity instruments. We currently do not have any arrangements in place to complete private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

Effective December 31, 2012, we entered into a line of credit arrangement with John D. Gibbs, a significant investor, to facilitate timely cash flows for the Company’s operations.  The line of credit provides for a maximum balance of $250,000, and accrues interest at 6%, which is payable from time to time and due at maturity.  At March 31, 2013 the line of credit had a balance of $189,604.  The line of credit expires and becomes due on December 31, 2014.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Three Months Ended March 31,
	2013	2012

Net cash used in operating activities	$(41,573)	$(20,202)
Net cash used in investing activities	(40,350)	(30,000)
Net cash provided by financing activities	78,504	50,100

Net increase (decrease) in cash	(3,419)	(102)
Cash and cash equivalents, beginning of period	4,409	107
Cash and cash equivalents, end of period	$990	$5

As of March 31, 2013, we had $990 in cash and a $340,333 working capital deficit. This compares to cash of $5 and a working capital deficit of $156,882 at March 31, 2012.

Net cash used in operating activities during the three months ended March 31, 2013, was $41,573 and was mainly comprised of our $(64,921) net loss during the period.  This amount was partially offset by increases in our account payable and accrued expenses.  Net cash used in operating activities during the three months ended March 31, 2012, was $20,202 and was comprised of our $46,474 net loss during the period plus a $2,510 reduction in amounts due to related parties offset by a $25,782 increase in accounts payable and other liabilities applicable to operating activities and a $3,000 decrease in prepaid expenses during the period.

During the three months ended March 31, 2013 we used $40,350 of cash in investing activities, which is comprised of a $30,000 payment to maintain our option agreement associated with our Silver District claims, and $10,350 for the acquisition of our Sacramento Mountains claims.

For the three months ended March 31, 2012 we used $30,000 of cash in investing activities comprised of advance minimum royalty payments applicable to our Secret Canyon Claims and Randall Claims mineral rights.

During the three months ended March 31, 2013, cash provided by financing activities was $78,504.  Effective December 31, 2012, we entered into a line of credit arrangement with John D. Gibbs, a significant investor, to facilitate timely cash flows for the Company’s operations.  During the three months ended March 31, 2013 we drew an additional $74,604 on this credit line, which was used primarily to pay for our claims activities and to fund our general corporate expenses. Also, during the three months ended March 31, 2013, Mr. Power advanced the Company $14,800, of which $10,900 has been repaid.

During the three months ended March 31, 2012 cash provided by financing activities was $50,100 as we sold 2,500,000 common shares to Mr. Gibbs for $25,000 cash and borrowed an additional $25,000 from Mr. Gibbs and $100 from Mr. Power.  Also, during the three months ended March 31, 2012, Mr. Power advanced the Company $1,760, of which $1,660 was repaid during the quarter.

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

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on the effectiveness of disclosure controls and procedures in its periodic reports and an annual assessment of the effectiveness of its internal control over financial reporting in its annual report. Neither this report nor our first Annual Report on Form 10-K for the fiscal year ending December 31, 2012, filed on April 5, 2013, includes a report of management's assessment regarding internal control over financial reporting due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
____________________
101.INS	XBRL Instance**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.DEF	XBRL Taxonomy Extension Definition**
101.LAB	XBRL Taxonomy Extension Labels**
101.PRE	XBRL Taxonomy Extension Presentation**

*	Filed herewith
**	Furnished, not filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN GOLD CORPORATION

Dated: May 10, 2013	By:	/s/ John C. Power
John C. Power
President, Principal Executive Officer, Principal Accounting Officer, Secretary, Treasurer and director.