Form 10-Q
period 2013-06-30
MAGELLAN GOLD Corp
filed 2013-08-07
CIK 1515317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

On August 2, 2013 there were 48,869,091shares of the registrant’s common stock, $.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MAGELLAN GOLD CORPORATION
(An Exploration Stage Company)

BALANCE SHEETS
(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$ 334	$ 4,409

Total current assets	334	4,409

Mineral rights	158,021	117,671

Total assets	$ 158,355	$ 122,080

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 81,182	$ 86,178
Line of credit - related party	269,604	115,000
Due to related parties	12,159	12,643
Advances payable - related parties	5,000	5,650
Notes payable - related parties	20,000	20,000

Total current liabilities	387,945	239,471

Shareholders' deficit:
Preferred shares, $.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common shares - $0.001 par value; 100,000,000 shares authorized, 48,869,091 shares issued and outstanding	48,869	48,869
Additional paid-in capital	419,831	419,831
Accumulated deficit	(698,290)	(586,091)
Total shareholders' deficit	(229,590)	(117,391)

Total liabilities and shareholders' deficit	$ 158,355	$ 122,080

The accompanying notes are an integral part of these unaudited financial statements.

3

MAGELLAN GOLD CORPORATION
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,		Inception (September 28, 2010) through
	2013	2012	2013	2012	June 30, 2013
Operating expenses:
Exploration costs	$ 21,097	$ 23,957	$ 55,969	$ 27,558	$ 136,548
Other operating costs	-	1,504	-	1,504	1,504
General and administrative expenses	22,511	27,148	49,976	68,980	444,776
Abandonment of mineral rights	-	25,468	-	25,468	89,729
Impairment of mineral rights	-	13,307	-	13,307	13,307

Total operating expenses	43,608	91,384	105,945	136,817	685,864
Operating loss	(43,608)	(91,384)	(105,945)	(136,817)	(685,864)

Other income (expense):
Interest expense	(3,670)	(1,272)	(6,254)	(2,312)	(12,426)
Net loss	$ (47,278)	$ (92,656)	$ (112,199)	$ (139,129)	$ (698,290)

Basic and diluted net loss per common share
	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Basic and diluted weighted-average
common shares outstanding	48,869,091	41,153,846	48,869,091	38,945,055

The accompanying notes are an integral part of these unaudited financial statements.

3

MAGELLAN GOLD CORPORATION
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30,		Inception (September 28, 2012) through
	2013	2012	June 30, 2013
Operating activities:
Net loss	$ (112,199)	$ (139,129)	$ (698,290)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-cash financing costs	-	-	145,000
Common stock issued for services	-	-	3,000
Abandonment of mineral rights	-	25,468	89,729
Impairment of mineral rights	-	13,307	13,307

Changes in operating assets and liabilities:
Prepaid expenses	-	4,000	-
Accounts payable and accrued expenses	(4,996)	19,197	51,182
Due to related parties	(484)	979	12,159
Net cash used in operating activities	(117,679)	(76,178)	(383,913)

Investing activities:
Advances to related parties	-	-	(21,000)
Repayments of advances to related parties	-	-	21,000
Acquisition of mineral rights	(40,350)	(40,000)	(231,057)
Net cash used in investing activities	(40,350)	(40,000)	(231,057)

CONTINUED ON FOLLOWING PAGE

The accompanying notes are an integral part of these unaudited financial statements.

CONTINUED FROM PREVIOUS PAGE

MAGELLAN GOLD CORPORATION
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)
Six Months Ended June 30,		Inception (September 28, 2012) through
2013	2012	June 30, 2013

Financing activities:
Advances on line of credit - related party	$ 154,604	$ 25,000	$ 269,604
Proceeds from advances from related parties	14,800	1,250	115,998
Payments on advances from related parties	(15,450)	-	(67,508)
Proceeds from notes payable - related parties	-	-	20,000
Proceeds from sale of common stock	-	90,000	277,220

Net cash provided by financing activities	153,954	116,250	615,304
Net (decrease) increase in cash	(4,075)	72	334
Cash at beginning of period	4,409	107	-
Cash at end of period	$ 334	$ 179	$ 334

Supplemental disclosure of cash flow information
Cash paid for interest	$ -	$ -	$ 1,029
Cash paid for income taxes	$ -	$ -	$ -

Supplemental disclosure of non-cash investing and
financing activities:
Increase of accounts payable applicable to
acquisition of mineral rights	$ -	$ 30,000	$ 30,000
Common shares issued for advances payable-
related parties	$ -	$ 25,000	$ 43,480

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

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2013, are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2012.

Liquidity and Going Concern

Our financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At June 30, 2013, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $698,290 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.  In addition, at June 30, 2013 we were overdrawn by $19,604 on our line of credit with a significant shareholder, although no demand for remedy has been made nor is expected.  Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. We anticipate that additional funding will be in the form of additional debt financing, as well as equity financing from the sale of our common stock.  From time to time we may also seek to obtain short-term loans from officers, directors or significant shareholders.

Note 2– Mineral Rights:

As of June 30, 2013 and December 31, 2012, our mineral rights consist of the following:

	June 30, 2013	December 31, 2012
Sacramento Mountains Project	$10,350	$-
Pony Express Claims	4,471	4,471
Silver District Claims	143,200	113,200
Total Mineral Rights	$158,021	$117,671

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

Silver District Claims

On August 28, 2012, we entered into an option agreement with Columbus Silver Corporation, which grants the Company the right to acquire all of Columbus’ interest in its Silver District properties located in La Paz County, Arizona.  We paid Columbus an initial $63,200 on signing of the option.  The funds to make the initial payment were obtained through the sale of common stock to John D. Gibbs, a significant investor.  In addition, we made a $50,000 payment in December 2012 to Columbus as required under the option agreement.  During January 2013, we paid an additional $30,000 for an underlying purchase obligation entered into between Columbus and a third party. See also Note 5 regarding certain commitments for future payments for these claims.

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

At the effective date of the line of credit, Mr. Gibbs was owed a total of $65,000 from previous loans, $40,000 of which was from the previous year and $25,000 of which was received during 2012.  These amounts were converted to the line of credit at December 31, 2012 and are included in the line of credit balance at December 31, 2012 and June 30, 2013.  In addition, on December 31, 2012 the Company drew an additional $50,000 on the line of credit to facilitate a required payment due for our Silver District claim.  At December 31, 2012 a total of $115,000 was outstanding on the credit facility.  Accrued interest on the credit facility was $4,524 at December 31, 2012, and is included in Due to related parties on the accompanying balance sheet.

During the six months ended June 30, 2013 additional draws totaling $154,604, which was primarily used to fund working capital and the $30,000 payment made under the Silver District option agreement in January 2013.  At June 30, 2013 a total of $269,604 was outstanding under this line of credit, and is therefore overdrawn by $19,604 at June 30, 2013.  No demand from the significant shareholder to remedy the overdraft has been received and none is expected.  In addition, a total of $10,200 of interest has been accrued on this obligation and is included in Due to related parties on the accompanying balance sheet at June 30, 2013.

Note 4 – Notes Payable – Related Parties:

Effective August 23, 2011, we entered into an unsecured loan from John Power, the Company’s sole executive officer, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and was to mature on January 1, 2013.  Effective December 31, 2012, the Company agreed to convert the Note to payable on demand with thirty days notice from the lender.  At June 30, 2013 a total of $1,198 of interest was accrued on this promissory note and is included in Due to related parties on the accompanying balance sheet at June 30, 2013.

Note 5 - Commitments and Contingencies:

Under the Columbus Silver - Silver District option, we are required to make a $400,000 payment due December 31, 2013, and a final $500,000 payment due December 31, 2014 to complete the purchase. We are also required to make payments under the option agreement to maintain the underlying claims, leases and purchase contracts.

Note 6 – Shareholders’ Equity:

During the six months ended June 30, 2013 no shares of common stock or other equity instruments or derivatives were issued.

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

Management fees to Mr. Power totaling $15,000 for both the six months ended June 30, 2013 and 2012 are included in general and administrative expenses in our statement of operations.  At December 31, 2012 a total of $7,500 was accrued and unpaid and included in Due to related parties on the accompanying balance sheet at December 31, 2012.  All management fees due Mr. Power through June 30, 2013 have been paid.

Due from Related Parties

During the six months ended June 30, 2013 no non-interest bearing advances to related parties were made.  During the three months ended March 31, 2012, we made a $5,000 advance to Silver Saddle Resources, LLC, all of which was repaid during the six months ended June 30, 2012.

Due to Related Parties

Accounts payable, accrued liabilities and accrued interest payable to related parties are included in due to related parties in our balance sheets as follows:

	June 30, 2013	December 31, 2012
Accounts payable – Mr. Power	$761	$-
Accrued management fees – Mr. Power	-	7,500
Accrued interest payable – related parties	11,398	5,143
Due to related parties - total	$12,159	$12,643

Advances Payable – Related Parties

Advances payable to related parties at both June 30, 2013 and December 31, 2012 totaling $5,000 and $5,650, respectively are due Mr. Power.

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

Six Months Ended June 30, 2013
	Advances	Repayments
Mr. Power	$14,800	$15,450

Six Months Ended June 30, 2012
	Advances	Repayments
Mr. Gibbs	-	25,000
Mr. Power, including entities controlled by Mr. Power	14,310	13,060
	$14,310	$38,060

On January 24, 2012, we repaid the $25,000 advance payable to Mr. Gibbs by issuing 2,500,000 common shares valued at $25,000, or $0.01 per share.

Note 8 – Subsequent Events

Subsequent to June 30, 2013, Magellan received advances on its Line of Credit with a related party in the amount of $15,000.

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

In August 2012, we entered into an option agreement to purchase  “The Silver District” project consisting of 85 unpatented lode mining claims, 4 patented lode claims, an Arizona mining lease of 154.66 acres and 23 unpatented mill site claims, totaling over 2,000 acres in Lap Paz County, Arizona.   In addition to our option payments to Columbus Exploration to acquire the project, the underlying claims are also subject to third party lease and or purchase obligations and net smelter royalties of varying percentages.

The Company is obligated to make certain payments during 2013 to maintain its option on the Silver District properties including $400,000 due to Columbus on December 31, 2013.  There is no assurance that Magellan will obtain the funding necessary to make these payments.

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

Results of Operations

Results of Operations for the Three Months Ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013	2012

Operating expenses:
Exploration costs	$ 21,097	$ 23,957
Other operating costs	-	1,504
General and administrative expenses	22,511	27,148
Abandonment of mineral rights	-	25,468
Impairment of mineral rights	-	13,307

Total operating expenses	43,608	91,384

Operating loss	(43,608)	(91,384)

Other income (expense):
Interest expense	(3,670)	(1,272)
Net loss	$ (47,278)	$ (92,656)

Operating expenses

During the three months ended June 30, 2013, our total operating expenses were $43,608 as compared to $91,384 during the three months ended June 30, 2012.

During the three months ended June 30, 2013 we incurred $21,097 of exploration costs as compared to $23,957 during the same period in 2012.  Exploration costs for the three months ended June 30, 2013 are primarily comprised of consulting geologist fees and related expenses associated with the review of the Silver District and Sacramento Mountains projects.  The primary objective was to develop exploration plans for both projects and file applications with the BLM to conduct exploratory drilling subject to available working capital.

Exploration costs for the three months ended June 30, 2012 totaling $23,957 were mainly comprised of costs incurred to complete our second phase of the Secret Canyon Claims soil sample survey. Second quarter 2012 exploration costs were comprised of: assay and geochemical analysis costs totaling $16,970, geologist professional fees totaling $4,924 and other exploration costs totaling 2,063. During the second quarter of 2012 we incurred $21,110 of exploration costs on our Secret Canyon Claims and $ 2,847 on all other claims.

General and administrative expenses for the three months ended June 30, 2013 totaling $22,511 were mainly comprised professional fees including: accounting and audit fees of $8,320, legal fees totaling

$876, management fees to Mr. Power totaling $7,500, investor relations and other professional fees totaling $2,392.  The remaining general and administrative expenses totaling $3,423 were generally comprised of travel expenses, office expenses and other operating costs.

General and administrative expenses for the three months ended June 30, 2012 totaling $27,148, were comprised of professional fees including: accounting and audit fees totaling $11,384, legal fees totaling $6,015, management fees to Mr. Power totaling $7,500, and investor relations and other fees of $2,249.

In June 2012, after considering the results of our Secret Canyon Claims soil sample surveys, we decided to terminate our mineral rights agreement under the Cowles Option without further obligation and expensed our previously capitalized costs to acquire these mineral rights in the amount of $25,468, which is included in abandonment of mineral rights in our statements of operations. On July 16, 2012, we received notice from the Bureau of Land Management that our application to perform certain exploration work on our Randall Claims was not approved and as a result, we impaired 100% of our mineral rights applicable to our Randall Claims and recognized an impairment charge of $13,307 effective June 30, 2012.  We have not incurred mineral rights abandonment or impairment charges during 2013.

Interest expense for the three months ended June 30, 2013 and 2012 totaled $3,670 and $1,272, respectively, and is attributable to our related party line of credit and notes payable which accrue interest at the rate of 6% per year.

Results of Operations for the Six Months Ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013	2012

Operating expenses:
Exploration costs	$ 55,969	$ 27,558
Other operating costs	-	1,504
General and administrative expenses	49,976	68,980
Abandonment of mineral rights	-	25,468
Impairment of mineral rights	-	13,307

Total operating expenses	105,945	136,817

Operating loss	(105,945)	(136,817)

Other income (expense):
Interest expense	(6,254)	(2,312)
Net loss	$(112,199)	$(139,129)

Operating expenses

During the six months ended June 30, 2013, our total operating expenses were $105,945 as compared to $136,817 during the six months ended June 30, 2012.

During the six months ended June 30, 2013 we incurred $55,969 of exploration costs as compared to $27,558 during the same period in 2012.  Exploration costs for the six months ended June 30, 2013 are primarily comprised of consulting geologist fees and related expenses associated with the review of the Silver District and Sacramento Mountains projects.  The primary objective was to develop drill targets on both projects and file applications with the BLM to conduct exploratory drilling subject to available working capital.

Exploration costs for the six months ended June 30, 2012 totaling $27,558 were comprised of our Secret Canyon Claims soil sample survey costs, including: assay and geochemical analysis costs totaling $16,970, geologist professional fees totaling $6,518 and other exploration costs totaling $4,070.  During the first half of 2012 we incurred $22,919 of exploration costs on our Secret Canyon Claims and $4,639 on all other claims.

General and administrative expenses for the six months ended June 30, 2013 totaling $49,976 were mainly comprised professional fees including: accounting and audit fees of $17,570, legal fees totaling $4,942, management fees to Mr. Power totaling $15,000, investor relations and other professional fees totaling $4,532.  The remaining general and administrative expenses totaling $7,932 were generally comprised of travel expenses, office expenses and other operating costs.

General and administrative expenses for the three months ended June 30, 2012 totaling $68,980, were mainly comprised of professional fees including: accounting and audit fees totaling $30,510, legal fees totaling $16,985, management fees to Mr. Power totaling $15,000, and investor relations and other costs of $6,485

In June 2012, after considering the results of our Secret Canyon Claims soil sample surveys, we decided to terminate our mineral rights agreement under the Cowles Option without further obligation and expensed our previously capitalized costs to acquire these mineral rights in the amount of $25,468, which is included in abandonment of mineral rights in our statements of operations. On July 16, 2012, we received notice from the Bureau of Land Management that our application to perform certain exploration work on our Randall Claims was not approved and as a result, we impaired 100% of our mineral rights applicable to our Randall Claims and recognized an impairment charge of $13,307 effective June 30, 2012.  We have not incurred mineral rights abandonment or impairment charges during 2013.

Interest expense for the six months ended June 30, 2013 and 2012 totaled $6,254 and $2,312, respectively, and is attributable to our related party line of credit and notes payable which accrue interest at the rate of 6% per year.

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

Effective December 31, 2012, we entered into a line of credit arrangement with John D. Gibbs, a significant investor, to facilitate timely cash flows for the Company’s operations.  The line of credit provides for a maximum balance of $250,000, and accrues interest at 6%, which is payable from time to time and due at maturity.  At June 30, 2013 the line of credit balance of $269,604 was overdrawn by $19,604.  The line of credit expires and becomes due on December 31, 2014.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Six Months Ended June 30,
	2013	2012

Net cash used in operating activities	$(117,679)	$(76,178)
Net cash used in investing activities	(40,350)	(40,000)
Net cash provided by financing activities	153,954	116,250

Net (decrease) increase in cash	(4,075)	72
Cash and cash equivalents, beginning of period	4,409	107
Cash and cash equivalents, end of period	$334	$179

As of June 30, 2013, we had $334 in cash and a $387,611 working capital deficit. This compares to cash of $179 and a working capital deficit of $155,762 at June 30, 2012.

Net cash used in operating activities during the six months ended June 30, 2013, was $117,679 and was mainly comprised of our $(112,199) net loss during the period.  Net cash used in operating activities during the six months ended June 30, 2012, was $76,178 and was mainly comprised of our $(139,129) net loss during the period.  This amount was offset by noncash write-downs of our mineral rights totaling $38,775 plus a $19,197 increase in accounts payable, a $979 increase in amounts due to related parties and a $4,000 decrease in prepaid expenses during the period.

During the six months ended June 30, 2013 we used $40,350 of cash in investing activities, which is comprised of a $30,000 payment to maintain our option agreement associated with our Silver District claims, and $10,350 for the acquisition of our Sacramento Mountains claims.

For the six months ended June 30, 2012 we used $40,000 of cash in investing activities comprised of advance minimum royalty payments applicable to our Secret Canyon Claims and Randall Claims mineral rights.

During the six months ended June 30, 2013, cash provided by financing activities was $153,954.  Effective December 31, 2012, we entered into a line of credit arrangement with John D. Gibbs, a significant investor, to facilitate timely cash flows for the Company’s operations.  During the six months ended June 30, 2013 we drew an additional $154,604 on this credit line, which was used primarily to pay for our claims activities and to fund our general corporate expenses. Also, during the six months ended June 30, 2013, Mr. Power advanced the Company $14,800, all of which has been repaid.

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

MAGELLAN GOLD CORPORATION

Dated: August 2, 2013	By:	___/s/ John C. Power______________
John C. Power
President, Principal Executive Officer, Principal Accounting Officer, Secretary, Treasurer and director.