Form 10-Q
period 2013-09-30
MAGELLAN GOLD Corp
filed 2013-11-05
CIK 1515317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

On November 4, 2013 there were 48,869,091 shares of the registrant’s common stock, $.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MAGELLAN GOLD CORPORATION
(An Exploration Stage Company)

BALANCE SHEETS
(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$ 825	$ 4,409

Total current assets	825	4,409
Mineral rights	158,021	117,671
Deposit with BLM	8,639	-

Total assets	$ 167,485	$ 122,080

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 76,307	$ 86,178
Line of credit - related party	339,604	115,000
Due to related parties	15,100	12,643
Advances payable - related parties	9,500	5,650
Notes payable - related parties	20,000	20,000
Other accrued liabilities	800

Total current liabilities	461,311	239,471

Shareholders' deficit:
Preferred shares, $.001 par value, 25,000,000 shares authorized, no shares issued and outstanding
	-	-
Common shares - $0.001 par value; 100,000,000 shares authorized, 48,869,091 shares issued and outstanding
	48,869	48,869
Additional paid-in capital	419,831	419,831
Accumulated deficit	(762,526)	(586,091)
Total shareholders' deficit	(293,826)	(117,391)
Total liabilities and shareholders' deficit	$ 167,485	$ 122,080

The accompanying notes are an integral part of these unaudited financial statements.

3

MAGELLAN GOLD CORPORATION
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,		Inception (September 28, 2010) through
	2013	2012	2013	2012	September 30, 2013

Operating expenses:
Exploration costs	$ 40,711	$ 10,107	$ 96,680	$ 37,665	$ 177,259
Other operating costs	-	-	-	1,504	1,504
General and administrative expenses	18,625	123,363	68,601	247,343	463,401
Abandonment of mineral rights	-	64,261	-	89,729	89,729
Impairment of mineral rights	-	-	-	13,307	13,307

Total operating expenses	59,336	197,731	165,281	389,548	745,200

Operating loss	(59,336)	(197,731)	(165,281)	(389,548)	(745,200)

Other income (expense):
Interest expense	(4,900)	(1,286)	(11,154)	(3,598)	(17,326)
Net loss	$ (64,236)	$ (199,017)	$ (176,435)	$ (393,146)	$ (762,526)

Basic and diluted net loss per common share
	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Basic and diluted weighted-average common shares outstanding
	48,869,091	47,598,577	48,869,091	41,804,453

The accompanying notes are an integral part of these unaudited financial statements.

3

MAGELLAN GOLD CORPORATION
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended September 30,		Inception (September 28, 2010) through
	2013	2012	September 30, 2013
Operating activities:
Net loss	$ (176,435)	$ (393,146)	$ (762,526)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-cash financing costs	-	145,000	145,000
Common stock issued for services	-	-	3,000
Abandonment of mineral rights	-	89,729	89,729
Impairment of mineral rights	-	13,307	13,307
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(8,639)	4,000	(8,639)
Accounts payable and accrued expenses	(9,071)	5,852	47,107
Due to related parties	2,457	(702)	15,100

Net cash used in operating activities	(191,688)	(135,960)	(457,922)

Investing activities:
Advances to related parties	-	(21,000)	(21,000)
Repayments of advances to related parties	-	21,000	21,000
Acquisition of mineral rights	(40,350)	(73,200)	(231,057)

Net cash used in investing activities	(40,350)	(73,200)	(231,057)

Financing activities:
Advances on line of credit - related party	224,604	-	224,604
Proceeds from advances from related parties	24,500	31,310	160,688
Payments on advances from related parties	(20,650)	(30,410)	(72,708)
Proceeds from notes payable - related parties	-	25,000	100,000
Proceeds from sale of common stock	-	183,200	277,220

Net cash provided by financing activities	228,454	209,100	689,804

CONTINUED ON FOLLOWING PAGE

The accompanying notes are an integral part of these unaudited financial statements.

CONTINUED FROM PREVIOUS PAGE

MAGELLAN GOLD CORPORATION
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)
Nine Months Ended September 30,		Inception (September 28, 2010) through
2013	2012	September 30, 2013

Net (decrease) increase in cash	(3,584)	(60)	825
Cash at beginning of period	4,409	107	-

Cash at end of period	$ 825	$ 47	$ 825

Supplemental disclosure of cash flow information
Cash paid for interest	$ 1,198	$ -	$ 2,227
Cash paid for income taxes	$ -	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Decrease of accounts payable applicable to acquisition of mineral rights
	$ -	$ -	$ 30,000
Common shares issued for advances payable- related parties
	$ -	$ 25,000	$ 43,480

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

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2013, are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2012.

Liquidity and Going Concern

Our financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At September 30, 2013, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $762,526 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.  In addition, at September 30, 2013 we were overdrawn by $89,604 on our line of credit with a significant shareholder, although no demand for remedy has been made nor is expected.  Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. We anticipate that additional funding will be in the form of additional debt financing, as well as equity financing from the sale of our common stock.  From time to time we may also seek to obtain short-term loans from officers, directors or significant shareholders.

Note 2– Mineral Rights:

As of September 30, 2013 and December 31, 2012, our mineral rights consist of the following:

	September 30, 2013	December 31, 2012
Sacramento Mountains Project	$10,350	$-
Pony Express Claims	4,471	4,471
Silver District Claims	143,200	113,200
Total Mineral Rights	$158,021	$117,671

Sacramento Mountains Project

Magellan staked fifty (50) unpatented lode mining claims known as the “Sacramento Mountains Project” totaling approximately 1,000 acres, in which they have a 100% unencumbered interest, on Federal (BLM) land in October 2012 and filed the claims with the BLM in January 2013.    The Project is located in the northwest corner of the Sacramento Mountains approximately 10 miles WNW of Needles, California.    In August 2013, we renewed these claims with the Bureau of Land Management and recorded a notice of intent to hold mining claims with San Bernardino County in September 2013 and our claims remain in good standing through August 31, 2014.

In August 2013, we paid $8,639 to the Bureau of Land Management (“BLM”) representing a deposit for potential reclamation of proposed drilling sites should the Company decide to drill exploratory holes on its Sacramento Mountains project.  A plan of operation for a small exploration drill program was submitted and approved by the Bureau of Land Management earlier in 2013.    As of the date of this report no decision to drill within the project has been made.  The deposit is included in other non-current assets in the accompanying balance sheet at September 30, 2013 as a Deposit with BLM.

Pony Express Claims

On November 18, 2010, we filed two unpatented lode mining claims giving us the right to explore, develop and conduct mining operations on these claims located in Churchill County, Nevada.

In August 2013, we renewed these claims with the Bureau of Land Management and recorder a notice of intent to hold mining claims with Churchill County in September 2013 and our claims remain in good standing through August 31, 2014.

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

In August 2013, we renewed these claims with the Bureau of Land Management and recorded a notice of intent to hold mining claims with La Paz County and these claims remain in good standing through August 31, 2014.   In July 2013, we staked and filed with the Bureau of Land Management and recorded with La Paz County an additional 9 claims or approximately 180 acres to our Silver District land holdings.   We renewed these claims with the Bureau of Land Management in August 2013 and they remain in good standing through August 31, 2014.

During August and September 2013, we made payments to a third party landowner of $7,500 for an annual lease payment on a patented claim under the Columbus option agreement and successfully renewed our exploration permit on portions of a State section that comprises part of our Silver District land package.

Note 3 – Line of Credit – Related Parties:

Effective December 31, 2012, we entered into a line of credit arrangement with John D. Gibbs, a significant investor, to facilitate timely cash flows for the Company’s operations.  The line of credit provides for a maximum balance of $250,000, and accrues interest at 6% annually.  The line of credit expires and becomes due on December 31, 2014.

At the effective date of the line of credit, Mr. Gibbs was owed a total of $65,000 from previous loans, $40,000 of which was from the previous year and $25,000 of which was received during 2012.  These amounts were converted to the line of credit at December 31, 2012 and are included in the line of credit balance at December 31, 2012 and September 30, 2013.  In addition, on December 31, 2012 the Company drew an additional $50,000 on the line of credit to facilitate a required payment due for our Silver District claim.  At December 31, 2012 a total of $115,000 was outstanding on the credit facility.  Accrued interest on the credit facility was $4,524 at December 31, 2012, and is included in Due to related parties on the accompanying balance sheet.

During the nine months ended September 30, 2013 additional draws totaling $224,604, which was primarily used to fund working capital and the $30,000 payment made under the Silver District option agreement in January 2013.  At September 30, 2013 a total of $339,604 was outstanding under this line of credit, and is therefore overdrawn by $89,604 at September 30, 2013.  No demand from the significant shareholder to remedy the overdraft has been received and none is expected.  In addition, a total of $14,817 of interest has been accrued on this obligation and is included in Due to related parties on the accompanying balance sheet at September 30, 2013.

Note 4 – Notes Payable – Related Parties:

Effective August 23, 2011, we entered into an unsecured loan from John Power, the Company’s sole executive officer, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and is payable on demand with thirty days’ notice from the lender.  In July 2013, the Company paid Mr. Power $1,198 representing accrued interest on this note at June 30, 2013.  At September 30, 2013 a total of $283 of interest was accrued on this promissory note and is included in Due to related parties on the accompanying balance sheet at September 30, 2013.

Note 5 - Commitments and Contingencies:

Under the Columbus Silver - Silver District option, we were required to make a $400,000 payment due December 31, 2013, and a final $500,000 payment due December 31, 2014 to complete the purchase. On August 20, 2013 the agreement was amended to defer the due dates of the $400,000 and $500,000 payments to December 31, 2014 and 2015, respectively.  In addition, the amendment also requires that any payments due in 2013 and 2014 are mandatory regardless of whether or when the option agreement is terminated.  We are also required to make payments under the option agreement to maintain the underlying claims, leases and purchase contracts.  The required payments include an $80,000 payment on a purchase contract for a patented claim in February 2014 and federal and state claim renewal payments in August and September 2014 of approximately $25,000.

Note 6 – Shareholders’ Equity:

During the nine months ended September 30, 2013 no shares of common stock or other equity instruments or derivatives were issued.

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

Management fees to Mr. Power totaling $22,500 for both the nine months ended September 30, 2013 and 2012 are included in general and administrative expenses in our statement of operations.  At December 31, 2012 a total of $7,500 was accrued and unpaid and included in Due to related parties on the accompanying balance sheet at December 31, 2012.  All management fees due Mr. Power through September 30, 2013 have been paid.

Due from Related Parties

During the nine months ended September 30, 2013 no non-interest bearing advances to related parties were made.  During the three months ended March 31, 2012, we made a $5,000 advance to Silver Saddle Resources, LLC, all of which was repaid during the nine months ended September 30, 2012.

Due to Related Parties

Accounts payable, accrued liabilities and accrued interest payable to related parties are included in due to related parties in our balance sheets as follows:

	September 30, 2013	December 31, 2012
Accrued management fees – Mr. Power	$-	$7,500
Accrued interest payable – related parties	15,100	5,143
Due to related parties - total	$15,100	$12,643

Advances Payable – Related Parties

Advances payable to related parties at both September 30, 2013 and December 31, 2012 totaling $9,500 and $5,650, respectively are due Mr. Power.

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

Nine Months Ended September 30, 2013
	Advances	Repayments
Mr. Power	$24,500	$20,650

Nine Months Ended September 30, 2012
	Advances	Repayments
Mr. Gibbs	-	25,000
Mr. Power, including entities controlled by Mr. Power	15,210	14,310
	$15,210	$39,310

On January 24, 2012, we repaid the $25,000 advance payable to Mr. Gibbs by issuing 2,500,000 common shares valued at $25,000, or $0.01 per share.

Note 8 – Subsequent Events

Subsequent to September 30, 2013, Magellan received advances on its Line of Credit with a related party in the amount of $15,000.

Note 8 – Subsequent Events

Subsequent to September 30, 2013, Magellan received advances on its Line of Credit with a related party in the

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

In August 2012, we entered into an option agreement to purchase  “The Silver District” project consisting of 85 unpatented lode mining claims, 4 patented lode claims, an Arizona mining lease of 154.66 acres and 23 unpatented mill site claims, totaling over 2,000 acres in Lap Paz County, Arizona.   In addition to our option payments to Columbus Exploration f/k/a Columbus Silver (“Columbus”) to acquire the project, the underlying claims are also subject to third party lease and or purchase obligations and net smelter royalties of varying percentages.

The Company is obligated to make certain payments during 2013 to maintain its option on the Silver District properties.  In addition, $400,000 and $500,000 are due to Columbus on December 31, 2014 and 2015, respectively.  There is no assurance that Magellan will obtain the funding necessary to make these payments.

We also staked fifty (50) unpatented lode mining claims known as the “Sacramento Mountains” project totaling approximately 1,000 acres, in which they have a 100% unencumbered interest, on Federal (BLM) land in October 2012 and filed the claims with the BLM in January 2013.    The Project is located in the northwest corner of the Sacramento Mountains approximately 10 miles WNW of Needles, California.  All filing and maintenance fees were paid in August 2013 to maintain these claims in good standing through August 31, 2014.

Our primary focus during the next twelve months, and depending on available resources, will be to acquire, explore, and if warranted and feasible, permit and develop our remaining mineral properties.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013	2012

Operating expenses:
Exploration costs	$40,711	$10,107
Other operating costs	-	-
General and administrative expenses	18,625	123,363
Abandonment of mineral rights	-	64,261
Impairment of mineral rights	-	-

Total operating expenses	59,336	197,731

Operating loss	(59,336)	(197,731)

Other income (expense):
Interest expense	(4,900)	(1,286)
Net loss	$(64,236)	$(199,017)

Operating expenses

During the three months ended September 30, 2013, our total operating expenses were $59,336 as compared to $197,731 during the three months ended September 30, 2012.

During the three months ended September 30, 2013 we incurred $40,711 of exploration costs as compared to $10,107 during the same period in 2012.  Exploration costs for the three months ended September 30, 2013 are primarily comprised of filing fees with the Bureau of Land Management to maintain our claims totaling $12,605 and filing fees with the Bureau of Land Management, the State of Arizona and a lease payment to a private party to maintain our Silver District claims totaling $28,048.

Exploration costs for the three months ended September 30, 2012 totaling $10,107 were mainly comprised of renewal BLM fees totaling $7,940, staking cost totaling $2,000 and other exploration costs totaling $167.

General and administrative expenses for the three months ended September 30, 2013 totaling $18,625 were mainly comprised professional fees including: accounting and audit fees of $5,650, legal fees totaling $4,063, management fees to Mr. Power totaling $7,500, and investor relations fees totaling $423.  The remaining general and administrative expenses totaling $989 were generally comprised of office expenses and other operating costs.

General and administrative expenses for the three months ended September 30, 2012 totaling $123,363 were mainly comprised of accounting and audit fees totaling $17,853, legal fees totaling $6,572, management fees to Mr. Power totaling $7,500, and investor relations and other fees of $1,438. In addition, $90,000 of non-cash financing costs relating to certain related party sales of common stock is included in the third quarter of 2012.

Effective September 28, 2012, after considering the results of our Secret Canyon Claims soil sample surveys, we decided to terminate our mineral rights agreement under the Washoe Option without further obligation and expensed our previously capitalized costs to acquire these mineral rights in the amount of $64,261 which is included in abandonment of mineral rights in our statements of operations for the three months ended September 30, 2012.  We did not incur mineral rights abandonment or impairment charges during the three months ended September 30, 2013.

Interest expense for the three months ended September 30, 2013 and 2012 totaled $4,900 and $1,286, respectively, and is primarily attributable to our related party line of credit and notes payable which accrue interest at the rate of 6% per year.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012

Operating expenses:
Exploration costs	$96,680	$37,665
Other operating costs	-	1,504
General and administrative expenses	68,601	247,343
Abandonment of mineral rights	-	89,729
Impairment of mineral rights	-	13,307

Total operating expenses	165,281	389,548

Operating loss	(165,281)	(389,548)

Other income (expense):
Interest expense	(11,154)	(3,598)
Net loss	$(176,435)	$(393,146)

Operating expenses

During the nine months ended September 30, 2013, our total operating expenses were $165,281 as compared to $389,548 during the nine months ended September 30, 2012.

During the nine months ended September 30, 2013 we incurred $96,680 of exploration costs as compared to $37,665 during the same period in 2012.  Exploration costs amounting to $87,671 for the nine months ended September 30, 2013 are primarily comprised of consulting geologist fees and related expenses associated with the review of the Silver District and Sacramento Mountains projects and claim maintenance and renewal fees with the Bureau of Land Management and the State of Arizona and one private party.   The primary objective was to develop drill targets on both projects and file applications with the BLM to conduct exploratory drilling subject to available working capital.  Other exploration costs totaling $9,009 primarily consist of various fees and licenses of $2,240, as well as geologic fees of $6,709.

During the nine months ended September 30, 2012 we incurred $37,665 of exploration costs.  These costs were mainly comprised of our Secret Canyon Claims soil sample survey costs including assay and geochemical analysis costs totaling $16,970, geologist professional fees totaling $6,518, fees and licenses totaling $7,940, and other exploration costs totaling $6,237.

Other operating costs for the nine months ended September 30, 2012 totaled $1,504, and were comprised of certain permitting fees associated with the Randall Claims.  No other operating costs were incurred during the nine months ended September 30, 2013.

General and administrative expenses for the nine months ended September 30, 2013 totaling $68,601 were mainly comprised professional fees including accounting and audit fees of $23,220, legal fees totaling $9,005, management fees to Mr. Power totaling $22,500, and investor relations and other professional fees totaling $5,255.  The remaining general and administrative expenses totaling $8,621 were generally comprised of travel expenses, office expenses and other operating costs.

General and administrative expenses for the nine months ended September 30, 2012 totaled $247,343 were mainly comprised of professional fees including accounting and audit fees of $48,363, legal fees of $23,557, management fees to Mr. Power totaling $22,500, investor relations costs of $6,090, and other fees of $1,833. In addition, $145,000 of non-cash financing costs relating to certain related party sales of common stock is included in the nine months ended September 30, 2012.

In July 2012, we received notice from the Bureau of Land Management that our application to perform certain exploration work on our Randall Claims was not approved and as a result, we impaired 100% of our mineral rights applicable to our Randall Claims and recognized an impairment charge of $13,307 which is included in impairment of mineral rights for the nine months ended September 30, 2012.  We did not incur mineral rights impairment charges during the nine months ended September 30, 2013.

In June 2012, after considering the results of our Secret Canyon Claims soil sample surveys, we decided to terminate our mineral rights agreement under the Cowles Option without further obligation and expensed our previously capitalized costs to acquire these mineral rights in the amount of $25,468 which is included in abandonment of mineral rights in our statements of operations for the nine months ended September 30, 2012.

Finally, in September 2012, after considering the results of our Secret Canyon Claims soil sample surveys, we decided to terminate our mineral rights agreement under the Washoe Option without further obligation and expensed our previously capitalized costs to acquire these mineral rights in the amount of $64,261 which is included in abandonment of mineral rights in our statements of operations for the nine months ended September 30, 2012.  We did not incur mineral rights abandonment charges during the nine months ended September 30, 2013.

Interest expense for the nine months ended September 30, 2013 and 2012 totaled $11,154 and $3,598, respectively, and is attributable to our related party line of credit and notes payable which accrue interest at the rate of 6% per year.

Liquidity and Capital Resources:

We intend to meet our cash requirements for the next 12 months primarily through the expansion of and utilization of our line of credit established in December 2012 and the private placement of debt or equity instruments. We currently do not have any arrangements in place to complete private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

Effective December 31, 2012, we entered into a line of credit arrangement with John D. Gibbs, a significant investor, to facilitate timely cash flows for the Company’s operations.  The line of credit provides for a maximum balance of $250,000, and accrues interest at 6%, which is payable from time to time and due at maturity.  At September 30, 2013 the line of credit balance of $339,604 was overdrawn by $89,604.  The line of credit expires and becomes due on December 31, 2014.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Nine Months Ended September 30,
	2013	2012

Net cash used in operating activities	$(191,688)	$(135,960)
Net cash used in investing activities	(40,350)	(73,200)
Net cash provided by financing activities	228,454	209,100

Net (decrease) increase in cash	(3,584)	(60)
Cash and cash equivalents, beginning of period	4,409	107
Cash and cash equivalents, end of period	$825	$47

As of September 30, 2013, we had $825 in cash and a $460,486 working capital deficit. This compares to cash of $47 and a working capital deficit of $170,518 at September 30, 2012.

Net cash used in operating activities during the nine months ended September 30, 2013, was $191,688 and was mainly comprised of our $(176,435) net loss during the period as well as decreases in accounts payable and accrued expenses totaling $9,071 and increases totaling $2,457 in amounts due to related parties.  In addition, in August 2013, we paid $8,639 to the Bureau of Land Management representing a deposit for potential reclamation of proposed drilling sites should the Company decide to drill exploratory holes on its Sacramento Mountains project.  As of the date of this report no decision to drill within the project area has been made but all of the applicable permits are in place.

Net cash used in operating activities during the nine months ended September 30, 2012, was $135,960 and was mainly comprised of our $(393,146) net loss during the period partially offset by certain non-cash financing costs of $145,000, abandonments and impairment charges totaling $103,036, as well as changes in other operating assets and liabilities.

During the nine months ended September 30, 2013 we used $40,350 of cash in investing activities, which is comprised of a $30,000 payment to maintain our option agreement associated with our Silver District claims, and $10,350 for the acquisition of our Sacramento Mountains claims.

During the nine months ended September 30, 2012 we used $73,200 of cash in investing activities.  We paid $10,000 of cash representing advance minimum royalty payments applicable to our Secret Canyon Claims mineral rights.  We also invested $63,200 for the purchase of an option agreement with Columbus Silver Corporation, which grants the Company the right to acquire all of Columbus’ interest in its Silver District properties located in La Paz County, Arizona.  We paid Columbus the initial $63,200 on signing of the option.

During the nine months ended September 30, 2013, cash provided by financing activities was $228,454.  In December 2012, we entered into a line of credit arrangement with John D. Gibbs, a significant investor, to facilitate timely cash flows for the Company’s operations.  During the nine months ended September 30, 2013 we drew an additional $224,604 on this credit line, which was used primarily to pay for geological consultant, claim staking, claim maintenance and renewal costs and to fund our general corporate expenses. Also, during the nine months ended September 30, 2013, Mr. Power advanced the Company $24,500, all of which $20,650 has been repaid.

During the nine months ended September 30, 2012, cash provided by financing activities was $209,100.  We sold 13,149,091 common shares to Mr. Gibbs for $183,200 cash, and borrowed an additional $25,000.  In addition, during the nine months ended September 30, 2012, Mr. Power advanced the Company $11,460, of which $10,560 had been repaid at September 30, 2012.

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

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Amendment No. 1 to Option Agreement – Silver District Property filed as an Exhibit to Form 8-K dated August 20, 2013 as filed with the Commission on August 23, 2013.
____________________
101.INS	XBRL Instance**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.DEF	XBRL Taxonomy Extension Definition**
101.LAB	XBRL Taxonomy Extension Labels**
101.PRE	XBRL Taxonomy Extension Presentation**

*	Filed herewith
**	Furnished, not filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN GOLD CORPORATION

Dated: October 31, 2013	By:	__/s/ John C. Power______________
John C. Power
President, Principal Executive Officer, Principal Accounting Officer, Secretary, Treasurer and director.