Form 10-K
period 2013-12-31
MAGELLAN GOLD Corp
filed 2014-03-07
CIK 1515317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The aggregate market value of the 1,451,750 shares of voting and non-voting common equity held by non-affiliates of the Company calculated by taking the last sales price of the Company's common stock of $0.05 on February 7, 2014 was $72,588.

The number of shares outstanding of the registrant’s common stock, as of February 27, 2014 is 48,869,091.

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

In August 2012, we entered into an option agreement to purchase  “The Silver District” project consisting of 85 unpatented lode mining claims, 4 patented lode claims, an Arizona mining lease of 154.66 acres and 23 unpatented mill site claims, totaling over 2,000 acres in Lap Paz County, Arizona.   In June and July 2013, Magellan staked 9 unpatented claims or approximately 180 acres in the Silver District adjacent to the land package under option from Columbus.   In addition to our option payments to Columbus Silver to acquire the project, the underlying claims are also subject to third party lease and or purchase obligations and net smelter royalties of varying percentages.

Magellan is obligated to make material payments during 2014 to maintain its option on the Silver District properties.

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

The existence of common ownership and common management could result in significantly different operating results or financial position from those that could have resulted had Magellan, Athena and Silver Saddle been autonomous.  In addition, the common ownership could result in significant conflicts of interest both in terms of the allocation of working capital as well as under the doctrine of corporate opportunity, inasmuch as all three entities are engaged in mineral exploration in the United States.  Messrs. Power and Gibbs have not adopted any policy or guidelines to mitigate the potential adverse effects of their conflicting interests between and among, Magellan, Athena and Silver Saddle.

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

The terms of the option agreement were amended in August 2013 and require another $400,000 payment due on December 31, 2014 and a final $500,000 payment due December 31, 2015.

Magellan is also be required to maintain the Property in good standing by making required lease and maintenance payments to third parties.  During 2014, Magellan will be required to pay underlying purchase/option payments on patented claims of $80,000 (paid in January 2014) and $7,500 in August 2014 and claim maintenance renewal fees to the BLM of approximately $17,500 and a combination of work program/lease renewal with the State of Arizona in the amount of $3,750 also in August 2014.

During the term of the Option, Magellan will have the right to undertake exploration activities on the Property.

A Notice of Intent to Operate was submitted to the Bureau of Land Management (BLM) Field Office in Yuma, AZ on March 15, 2013. It was accepted as complete and approved for bonding by BLM on April 4, 2013. The Notice comprises a program of up to twelve (12) exploratory drill holes on twelve (12) drill pads on Magellan’s unpatented claims near the Papago and Red Cloud mines in the Silver District.  Magellan submitted a personal (cash) bond in the amount of $21,457.00 to the State BLM office in Phoenix on December 20, 2013 and the bond was accepted by BLM on December 26, 2013.  The Notice is good for two (2) years from date of acceptance and can be extended by written request for additional two year periods.  Magellan also applied for a State of Arizona permit to drill for all twelve drill holes on November 6, 2013.  A Drilling Authorization Certificate was issued to Magellan and its drilling contractor by the Arizona Department of Water Resources on February 5, 2014.

In our effort to begin the drilling program in the Silver District, the owner of the Red Cloud patented lode mining claim and two of the Plata unpatented mining claims (the “Plata Owner”) (which are included in a mining lease from the Plata Owner to Columbus and the Option granted by Columbus to the Company) has raised an objection to our use of certain water rights notwithstanding their express inclusion in the mining lease. Columbus and its attorneys have, as required under the Option, assumed the responsibility of resolving the dispute with the Plata Owner.  As of the date of this Report, negotiations are ongoing in a effort to reach a resolution that clarifies our right to use the water rights as part of our exploration activities on the site.  If a resolution to the satisfaction of Columbus, the Plata Owner and ourselves cannot be achieved amicably, it is probable that litigation will ensue, which will delay our drilling program indefinitely. While there can be no assurance, we are optimistic that a voluntarily settlement of the dispute can be achieved.

The Silver District Property consists of 94 unpatented lode mining claims, 4 patented lode claims, an Arizona mining lease of 154.66 acres and 23 unpatented mill site claims, totaling over 2,000 acres is approximately 80 kilometers (50 miles) north of Yuma in southwest Arizona.

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

STAKED BY MAGELLAN IN SILVER DISTRICT

UNPATENTED BLM CLAIMS

SD 23

AMC424396

SD 28

AMC424397

SD 30

AMC424398

SD 32

AMC424399

SD 33

AMC424400

SD 34

AMC424401

SD 35

AMC424402

SD 36

AMC424403

SD 37

AMC424404

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

A Notice of Intent to Operate was submitted to the Bureau of Land Management (BLM) Field Office in Needles, CA on February 11, 2013. It was accepted as complete and approved for bonding by BLM on February 11, 2013. The Notice comprises a program of up to six (6) exploratory drill holes on six (6) drill pads on Magellan’s SMF claim group.  Magellan submitted a personal (cash) bond in the amount of $8,639.00 to the Needles BLM office on August 30, 2013; at which time Magellan was authorized to commence exploratory drilling.  The Notice is good for two (2) years from date of acceptance and can be extended by written request for additional two year periods.

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

Magellan Gold Corporation
Silver District
La Paz County, Arizona
Claim Location Map
1000 meters
200 feet
February 2014
N
A-1
Arch
POP 62
POP 2
POP 3
POP 4
POP 5
POP 1
POP 6
POP 7
POP 8
JAMES G. DUNNING CLAIM
POP #9
POP #10
POP #11
POP #13
POP #14
POP #15
POP #16
POP #17
POP #19
POP 21
POP 22
POP 24
POP 25
POP 26
POP 27
POP #28
POP #29
POP #30
POP #31
POP #32
POP 37
POP 38
POP #39
POP 43
POP 50
POP 51
POP 53
POP 54
POP 55
POP 56
POP 57
G+W #2
G+W #3
G+W #4
MENDIVIL
PRINCESS
MAX 13
MAX 14
MAX 15
MAX 16
MAX 17
MAX 18
MAX 19
MAX 20
MAX 21
MAX 22
MAX 23
MAX 24
MAX 25
MAX 26
CH-6
CH-5
CH-4
CH-3
CH-1
CH-2
CHUCK 9
CHUCK 7
CHUCK 5
Plata 3
Plata No. 15
Plata No. 14
Plata No. 11
Plata No. 2
Plata No. 12
Plata No. 10
STATE LEASE
Section 2
Partial Acreage
STATE LEASE
~160 acres Sec. 2
RED CLOUD
RUTH 1
RUTH 3
RUTH 5
RUTH 7
Plata 5
Plata No. 1
Plata 6
RUF #1
RUF #2
RUF #5
RUF #9
RUF #10
RUF #12
RUF #13
RUF #14
RUF #15
RUF #17
RUF #18
RUF #22
RUF #23
RUF #24
RU 1
RU 2
RU 3
Pacific Sur. No. 292
SILVER GLANCE
Black Rock Sur. No. 291
PL-1
PL-2
SD 23
MIL 1
MIL 2
MIL 3
MIL 4
MIL 5
MIL 6
SD 28
SD 30
SD 32
SD 33
SD 34
SD 35
SD 36
SD 37
RIHO
T 3 S - R 23 W
T 4 S - R 23 W
T 3 S - R 22 W
T 4 S
R 23 W
3,669,000N
3,668,000N
3,667,000N
3,666,000N
3,665,000N
3,664,000N
3,663,000N
723,000E
724,000E

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

The “Silver District” project consists of 94 unpatented lode mining claims, 4 patented lode claims, an Arizona mining lease of 154.66 acres and 23 unpatented mill site claims, totaling over 2,000 acres in Lap Paz County, Arizona.

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

Magellan staked fifty (50) unpatented lode mining claims (SMF 1-50) or approximately 1,000 acres, in which they have a 100% unencumbered interest, on Federal (BLM) land in October 2012.  The claims were properly recorded in the San Bernardino County and with the Bureau of Land Management. The claims are currently in good standing until September 1 2014, by which time Federal maintenance fees of $140 per claim ($7,000) must be paid to the BLM in Sacramento. In addition, a Notice of Intent to Hold must be recorded in San Bernardino County.

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

Subject to available funding or finding industry partners, the following is our exploration plans for the Sacramento Mountains.

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

PLAN OF EXPLORATION

We intend to conduct further exploration on our Silver District (Arizona) and Sacramento Mountains Project (California) during 2014 in the manner previously described. We have not allocated any funds for exploration on our Pony Express Claims. Our 2014 plan of exploration is contingent upon securing additional loans or equity funding.

GOLD PRICES

Our operating results are substantially dependent upon the world market prices of gold. We have no control over gold prices, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low prices of gold (as reported by www.kitco.com) per ounce during the periods indicated:

	Year Ended December 31,
	2013		2012		2011
	HIGH	LOW	HIGH	LOW	HIGH	LOW
GOLD	$1,693.75	$1,192.00	$1,791.75	$1,540.00	$1,895.00	$1,319.00

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

We rely heavily on the services of our consulting geologist and other technical consultants.

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

Our financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the reports of our auditors issued in connection with our financial statements for the fiscal year ended December 31, 2013, and the period from September 28, 2010 (our inception), through December 31, 2013, contain explanatory paragraphs indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern.

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

A dispute with the owner of certain unpatented claims included in our planned exploration drilling program in the Silver District could delay that program indefinitely.

In our effort to begin the drilling program in the Silver District, the owner of the Red Cloud patented lode claim and two of the Plata unpatented mining claims (the “Plata Owner”) (which are included in a mining lease with Columbus and the Option granted by Columbus to the Company) has raised an objection to our use of certain water rights notwithstanding their express inclusion in the mining lease. Columbus and its attorneys have, as required under the Option, assumed the responsibility of resolving the dispute with the Plata Owner.  As of the date of this Report, negotiations are ongoing in a effort to reach a resolution that clarifies our right to use the water rights as part of our exploration activities on the site.  If a resolution to the satisfaction of Columbus, the Plata Owner and ourselves cannot be achieved amicably, it is probable that litigation will ensue, which will delay our drilling program indefinitely.

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

• speculative activities;

• expectations for inflation; and,

• political and economic conditions.

The aggregate effect of these factors on metals prices is impossible for us to predict. Decreases in metals prices could adversely affect our ability to finance the exploration and development of our properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline. As reported on the website www.kitco.com, during the three-year period ended December 31, 2013, the high and low settlement prices for gold were $1,895.00 and $1,192.00 per ounce, respectively.

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

The Sarbanes-Oxley Act of 2002 (“SOX”), which became law in July 2002, has required changes that affect our corporate governance, securities disclosure and compliance practices. In response to the requirements of SOX, the SEC and major stock exchanges have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards are likely to increase our general and administrative costs, and we expect these to continue to increase in the future. In particular, we are required to include the management report on internal control as part of this and future annual reports pursuant to Section 404 of SOX. We have evaluated our internal control systems in order (i) to allow management to report on our internal controls, as required by these laws, rules and regulations, (ii) to provide reasonable assurance that our public disclosure will be accurate and complete, and (iii) to comply with the other provisions of Section 404 of SOX.  We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact these may have on our operations.  Furthermore, there is no precedent available by which to measure compliance adequacy.  If we are not able to implement the requirements relating to internal controls and all other provisions of Section 404 in a timely fashion or achieve adequate compliance with these requirements or other requirements of SOX, we might become subject to sanctions or investigation by regulatory authorities such as the SEC or FINRA. Any such action may materially adversely affect our reputation, financial condition and the value of our securities, including our common stock. We expect that SOX and these other laws, rules and regulations will increase legal and financial compliance costs and will make our corporate governance activities more difficult, time-consuming and costly. We also expect that these new requirements will make it more difficult and expensive for us to obtain director and officer liability insurance.

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

ITEM 3.        LEGAL PROCEEDINGS

None, except as disclosed elsewhere herein.

ITEM 4.

REMOVED AND RESERVED

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Effective May 2012, our common stock was approved for quotation on the OTC Bulletin Board under the ticker symbol “MAGE.”  The following sets forth the high and low trading prices for the periods shown:

	2013
	High	Low
First quarter ended March 31	$0.15	$0.14
Second quarter ended June 30	$0.16	$0.08
Third quarter ended September 30	$0.07	$0.05
Fourth quarter ended December 31	$0.07	$0.05

The bid and ask prices of the Company's common stock as of December 31, 2013 were $0.05 and $0.07 respectively, as reported on the OTCBB.  The OTCBB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer.  The prices do not reflect prices in actual transactions.  As of February 27, 2014 there were approximately 51 record owners of the Company's common stock.

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

Forward-Looking Statements

Some of the information presented in this Form 10-K constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, statements that include terms such as “may,” “will,” “intend,” “anticipate,” “estimate,” “expect,” “continue,” “believe,” “plan,” or the like, as well as all statements that are not historical facts.  Forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from current expectations.  Although we believe our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from expectations.

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

In August 2012, we entered into an option agreement to purchase  “The Silver District” project consisting of 85 unpatented lode mining claims, 4 patented lode claims, an Arizona mining lease of 154.66 acres and 23 unpatented mill site claims, totaling over 2,000 acres in Lap Paz County, Arizona.   In addition to our option payments to Columbus Silver to acquire the project, the underlying claims are also subject to third party lease and or purchase obligations and net smelter royalties of varying percentages.  We are obligated to make certain significant payments during 2014 to maintain our option on the Silver District properties.

We also have staked fifty (50) unpatented lode mining claims known as the “Sacramento Mountains” project totaling approximately 1,000 acres, in which we have a 100% unencumbered interest, on

Federal (BLM) land in October 2012 and filed the claims with the BLM in January 2013.    The Project is located in the northwest corner of the Sacramento Mountains approximately 10 miles WNW of Needles, California.

Our primary focus during the next twelve months, and depending on available resources, will be to acquire, explore, and if warranted and feasible, permit and develop our remaining mineral properties.

Results of Operations

Results of Operations for the Years Ended December 31, 2013 and 2012.

	Years Ended December 31,
	2013	2012

Operating expenses:
Exploration costs	$97,740	$58,592
Other operating costs	-	1,504
General and administrative expenses	83,816	272,670
Abandonment of mineral rights	-	89,729
Impairment of mineral rights	14,821	13,307

Total operating expenses	196,377	435,802

Operating loss	(196,377)	(435,802)

Other income (expense):
Interest expense	(17,024)	(4,888)
Net loss	$(213,401)	$(440,690)

Operating expenses

During the year ended December 31, 2013, our total operating expenses were $196,377 as compared to $435,802 during the year ended December 31, 2012.

During the year ended December 31, 2013 we incurred $97,740 of exploration costs as compared to $58,592 during the same period in 2012.  Exploration costs of $88,845 for the year ended December 31, 2013 are primarily comprised of consulting geologist fees and related expenses associated with the review of the Silver District and Sacramento Mountains projects and claim maintenance and renewal fees with the Bureau of Land Management and the State of Arizona and one private party.   The primary objective was to develop drill targets on both projects and file applications with the BLM to conduct exploratory drilling subject to available working capital.  Other exploration costs totaling $8,895 primarily consist of various fees and licenses of $2,186, as well as geologic fees of $6,709.

During the year ended December 31, 2012 we incurred $58,592 of exploration costs.  A significant portion of our 2012 costs was associated with our Secret Canyon Claims leases totaling $28,715.  Total exploration costs for 2012 are comprised of assay and geochemical analysis costs totaling

$17,023, geologist professional fees totaling $15,682, staking expenses totaling $13,090, fees and licenses totaling $7,940, and other exploration costs totaling $4,857.

Other operating costs for the year ended December 31, 2012 totaled $1,504, and were comprised of certain permitting fees associated with the Randall Claims.  No other operating costs were incurred during the year ended December 31, 2013.

General and administrative expenses for the year ended December 31, 2013 totaling $83,816 were mainly comprised professional fees including accounting and audit fees of $28,540, legal fees totaling $10,090, management fees to Mr. Power totaling $30,000, and investor relations and other professional fees totaling $5,727.  The remaining general and administrative expenses totaling $9,459 were generally comprised of travel expenses, office expenses and other operating costs.

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

We did not incur mineral rights abandonment charges during the year ended December 31, 2013.

During the fourth quarter of 2013, and due to the decline in precious metals prices and the absence of currently available funds to further develop these early stage projects, we have recorded impairment charges equal to the amount of our capitalized mineral rights for our Sacramento Mountains Needles and the Churchill County Pony Express projects at December 31, 2013 in the amount of $14,821. We intend to leave our deposits in place with the BLM and maintain our claims so that the projects are available for further exploration should capital formation conditions improve.

In July 2012, we received notice from the Bureau of Land Management that our application to perform certain exploration work on our Randall Claims was not approved and as a result, we impaired 100% of our mineral rights applicable to our Randall Claims and recognized an impairment charge of $13,307 which is included in impairment of mineral rights for the year ended December 31, 2012.

Interest expense for the years ended December 31, 2013 and 2012 totaled $17,024 and $4,888, respectively, and is attributable to our related party line of credit and notes payable which accrue interest at the rate of 6% per year.

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

On December 31, 2012, we entered into a line of credit arrangement with John D. Gibbs, a significant investor, to facilitate timely cash flows for the Company’s operations.  The line of credit initially provided for a maximum balance of $250,000, and accrues interest at 6%, which is payable from time to time and due at maturity.  On December 31, 2013 we amended our credit agreement with Mr. Gibbs to increase the borrowing limit under the line of credit to $750,000.  All other terms of the credit agreement, including the interest rate and maturity date remain unchanged.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Years Ended December 31,
	2013	2012
Net cash used in operating activities	$(240,885)	$(166,348)
Net cash used in investing activities	(40,350)	(123,200)
Net cash provided by financing activities	278,954	293,850
Net (decrease) increase in cash	(2,281)	4,302
Cash and cash equivalents, beginning of period	4,409	107
Cash and cash equivalents, end of period	$2,128	$4,409

As of December 31, 2013, we had $2,128 in cash and a $504,088 working capital deficit. This compares to cash of $4,409 and a working capital deficit of $235,062 at December 31, 2012.

Net cash used in operating activities during the year ended December 31, 2013, was $240,885 and was mainly comprised of our $(213,401) net loss during the period as well as increases in prepaid expenses and other current assets totaling $30,096, and decreases in accounts payable and accrued expenses totaling $20,536, as well as increases totaling $8,327 in amounts due to related parties.  During 2013, we paid $30,096 to the Bureau of Land Management representing deposits for potential reclamation of proposed drilling sites should the Company decide to drill exploratory holes on its Sacramento Mountains and Silver District projects.  In addition, we recorded impairments of certain mineral rights as discussed above totaling $14,821.  As of the date of this report no decision to drill within our projects area has been made but all of the applicable permits are in place, and any decision to drill will require additional financing.

Net cash used in operating activities during the year ended December 31, 2012, was $166,348 and was mainly comprised of our $(440,690) net loss during the period.  This amount was offset by non-cash financing costs of $145,000, common stock issued for services of $3,000, non-cash write-downs and impairment of certain mineral rights totaling $103,036, plus a $12,218 increase in accounts payable, a $7,088 increase in amounts due to related parties, and a $4,000 decrease in prepaid expenses during the period.

During the year ended December 31, 2013 we used $40,350 of cash in investing activities, which is comprised of a $30,000 payment to maintain our option agreement associated with our Silver District claims, and $10,350 for the acquisition of our Sacramento Mountains claims.

During the year ended December 31, 2012, we used $123,200 of cash in investing activities during the period, comprise primarily of $113,200 for the purchase of an option agreement with Columbus Silver Corporation, which granted the Company the right to acquire all of Columbus’ interest in its Silver District properties located in La Paz County, Arizona.  In addition, advance minimum royalty payments applicable to our Secret Canyon Claims mineral rights were also paid in the amount of $10,000.  Effective June 15, 2012, we terminated this agreement without further obligation and expensed this payment and other previously capitalized costs to acquire these mineral rights totaling $25,468 which is included in abandonment of mineral rights in our statements of operations.

During the year ended December 31, 2013, cash provided by financing activities was $278,954.  In December 2012, we entered into a line of credit arrangement with John D. Gibbs, a significant investor, to facilitate timely cash flows for the Company’s operations. On December 31, 2013 we amended our credit agreement with Mr. Gibbs to increase the borrowing limit under the line of credit to $750,000.    During the year ended December 31, 2013 we drew an additional $284,604 on this credit line, which was used primarily to pay for geological consultant, claim staking, claim maintenance and renewal costs and to fund our general corporate expenses. Also, during the year ended December 31, 2013, Mr. Power advanced the Company $31,450, all of which has been repaid.

During the year ended December 31, 2012, cash provided by financing activities was $293,850.  As discussed above, on December 31, 2012 we entered into a line of credit arrangement with John D. Gibbs, a significant investor, to facilitate timely cash flows for the Company’s operations.  Upon establishment of the credit line, a total of $65,000 representing term loans previously made by Mr. Gibbs was transferred to the line of credit balance.  In addition, in December 2012, the Company drew $50,000 from the facility to make a required payment under the option agreement with Columbus Silver Corporation, which grants the Company the right to acquire all of Columbus’ interest in its Silver District properties located in La Paz County, Arizona.  Also, during the year ended December 31, 2012, Mr. Power advanced the Company $30,710, of which has been repaid.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2013. Our CEO concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

 Our current executive officers and directors are:

Name	Age	Position
John C. Power	51	President, Secretary and Director

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

From March 2010 to present, Mr. Power has severed as co-Managing Member of Ryan Air Exposition, LLC, a private California holding company that invests in antique airplanes. Mr. Power has served as President and director of Alta California Broadcasting, Inc., which operated radio stations, from December 1993 to March 2007; and President and director of Four Rivers Broadcasting, Inc., also a radio broadcaster, from May 1997 to March 2005 and Vice President from March 2005 until December 2013. Mr. Power has served as Co-Managing Member of Wyoming Resorts, LLC, which owns and operates an historic hotel in Thermopolis, Wyoming, since June 1997; and Mr. Power has served as President of Power Curve, Inc., a private investment company, since 1986.   Mr. Power has also been the managing member of Best of Sea Ranch, LLC since December 2004 which operated through a joint venture a vacation home rental business in The Sea Ranch California.   Mr. Power has been a general partner of Power Vacaville, LP a real estate investment firm since January 2008.   Mr. Power also serves as the vice-president and director of The Tide Community Broadcasting, Inc. since July 2012

From September 2008 to March 2012, Mr. Power served as an officer and director of Hungry Hunter, Inc., a private California-based restaurant enterprise.  From March 2008 until February 2010, Mr. Power served as a director of Reserve Energy Corporation, a small private oil and gas exploration and production company; and was Managing Member of Montana Resorts, LLC, which is a holding company for Yellowstone Gateway Resorts, LLC,(from May 2002 until May 2008; and was Managing Member of Yellowstone Gateway Resorts, LLC, which owned and operated the Gallatin Gateway Inn, from May 2002 until May 2008. On November 16, 2004, Yellowstone Gateway Resorts, LLC filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in response to an adverse arbitration award in favor of a former employee.  Yellowstone Gateway Resorts, LLC was successfully reorganized under Chapter 11.

Mr. Power attended, but did not receive a degree from, Occidental College and University of California at Davis.

Involvement in Certain Legal Proceedings

During the last 10 years, except as disclosed herein, none of our directors or officers has:

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

Board Meetings

During the year ended December 31, 2013, our Board held no meetings and has taken numerous actions by unanimous written consent.

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

Compliance with Section 16(a), Beneficial Ownership

Under the Securities Laws of the United States, our directors, executive (and certain other) officers, and any persons holding more than ten percent (10%) of our common stock during any part of our most recent fiscal year are required to report their ownership of common stock and any changes in that ownership to the SEC.  Specific due dates for these reports have been established and we are required to report in this Report any failure to file by these dates.  During the year ended December 31, 2013, all of these filing requirements were satisfied by our officers, directors, and ten- percent holders except for Mr. Power who failed to file reports covering nine transactions in a timely fashion.    In making these statements, we have relied on the written representation of our directors and officers or copies of the reports that they have filed with the Commission.

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

Executive Compensation

The following table sets forth all compensation paid to Mr. Power for the years ended December 31, 2012 and 2013. :

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John C. Power, President	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	30,000 30,000	30,000 30,000

Mr. Power is our only executive officer.  We entered into a consulting agreement with Mr. Power at the rate of $30,000 per year for his part-time service as our President. Mr. Power devotes approximately 25% of his time and attention to our business.

We did not have outstanding equity awards at December 31, 2012 and 2013.

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

The following table shows the number of shares owned and the percentage of outstanding common stock owned as of February 27, 2014.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)		Ownership as a Percentage of Outstanding Common Shares(3)

John Gibbs 807 Wood N Creek Ardmore, OK 73041	37,043,041	(4)	75.80%

John C. Power	10,374,300	(5)	21.22%

All officers and directors as a group (one person)	10,374,300		21.22%

(1)	Unless otherwise stated, address is 2010A Harbison Drive # 312, Vacaville, CA 95687.

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

(3)	Shares and percentages beneficially owned are based upon 48,869,091 shares outstanding on February 27, 2014.

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

Management Fees

On January 1, 2011, we entered into a month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Magellan. During the years ended December 31, 2012 and 2013, we incurred $30,000 of management fees to Mr. Power and these costs are included in general and administrative expenses in our statements of operations.  All management fees due Mr. Power through December 31, 2013 have been paid.

Due from Related Parties

During the year ended December 31, 2013 no non-interest bearing advances to related parties were made.  During the year ended December 31, 2012, we made a $5,000 advance to Silver Saddle Resources, LLC, all of which was repaid in 2012.

Line of Credit – Related Parties

Effective December 31, 2012, we entered into an unsecured credit agreement with Mr. Gibbs with a maximum line balance of $250,000.  The promissory notes bear interest at 6% per annum and the principal plus all accrued interest are due December 31, 2014.  At the effective date of the line of credit, Mr. Gibbs was owed a total of $65,000 from previous loans.  These amounts were converted to the line of credit at December 31, 2012 and are included in the line of credit balance at December 31, 2013 and 2012.  On December 31, 2013 we amended our credit agreement with Mr. Gibbs to increase the borrowing limit under the line of credit to $750,000.  The current outstanding line balance is evidenced by $399,604 in credit notes. All other terms of the credit agreement, including the interest rate and maturity date remained unchanged.

Notes Payable - Related Parties

Effective August 23, 2011, we entered into an unsecured loan from John Power, the Company’s sole executive officer, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and is payable on demand with thirty days’ notice from the lender.  In July 2013, the Company paid Mr. Power $1,198 representing accrued interest on this note at June 30, 2013.  At December 31, 2013 a total of $585 of interest was accrued on this promissory note.

Due to Related Parties

Accounts payable, accrued liabilities and accrued interest payable to related parties are included in due to related parties in our balance sheets as follows:

	December 31, 2013	December 31, 2012
Accrued management fees – Mr. Power	$-	$7,500
Accrued interest payable – related parties	20,970	5,143
Due to related parties - total	$20,970	$12,643

Advances Payable – Related Parties

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

Year Ended December 31, 2013
	Advances	Repayments
Mr. Power	$31,450	$37,100

Year Ended December 31, 2012
	Advances	Repayments
Mr. Gibbs (through issuance of shares)	-	25,000
Mr. Power, including entities controlled by Mr. Power	30,710	25,060
	$30,710	$50,060

Subsequent Events

Subsequent to December 31, 2013, Magellan has drawn $45,000 on its line of credit with its majority shareholder to fund its operations and meet its obligations.

Subsequent to December 31, 2013, Mr. Power has made short-term advances of $54,500 and received repayment of short-term advances in the amount of $4,500.

Subsequent to December 31, 2013, Magellan paid $80,000 to Columbus Exploration to provide funds for the final purchase payment of the James G. Blaine patented claim covered under the option agreement between Columbus and Magellan.

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

The aggregate fees billed for the fiscal years 2013 and 2012 for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2013	2012
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$14,200	$12,200
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees"	0	0
Tax fees - tax compliance, tax advice and tax planning	0	0
All other fees - services provided by our principal accountants other than those identified above	0	0
Total fees	$14,200	$12,200

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

PART IV

ITEM15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	Ex. No.	Title
(1)	3.1	Certificate of Incorporation filed September 28, 2010
(1)	3.2	Bylaws
(4)	3.3	Amended and Restated Bylaws
(6)	3.4	Second Amended and Restated Bylaws
(1)	4.1	Specimen Common Stock Certificate
(1)	10.1	Cowles’ Option and Mining Lease
(1)	10.2	Mining Lease – Randall Claims
(1)	10.3	Assignment of Randall Mining Lease Agreement
(1)	10.4	Mining Lease – Secret Claims
(1)	10.5	Consulting Agreement
(2)	10.6	Promissory Note Dated August 23, 2011, in favor of John C. Power
(2)	10.7	Promissory Note Dated August 23, 2011, in favor of John D. Gibbs
(3)	10.8	First Amendment to Mining Lease – Secret Claims
(3)	10.9	Second Amendment to Mining Lease – Randall Claims
(5)	10.10	Promissory Note Dated February 28,2012, in favor of John D. Gibbs
(7)	10.11	Third Amendment to Mining Lease – Randall Claims
(8)	10.12	Option Agreement – Columbus Silver
(9)	10.13	Amendment No. 1 to Promissory Note in favor of John C. Power
(10)	10.14	Credit Agreement dated December 31, 2012 in favor of John D. Gibbs
(11)	10.15	Amendment No. 1 to Silver District Option Agreement
(12)	10.16	Allonge and Modification Agreement with John D. Gibbs
(7)	14.1	Code of Ethics
*	31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance* XBRL Taxonomy Extension Schema** XBRL Taxonomy Extension Calculation** XBRL Taxonomy Extension Definition** XBRL Taxonomy Extension Labels** XBRL Taxonomy Extension Presentation**

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

(11)

Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 23, 2013.

(12)

Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 2, 2014.

*

Filed herewith

**

Furnished, not filed.

MAGELLAN GOLD CORPORATION

(An Exploration Stage Company)

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Magellan Gold Corporation (An Exploration Stage Company)

Vacaville, California

We have audited the accompanying balance sheets of Magellan Gold Corporation (An Exploration Stage Company) (the “Company”) as of December 31, 2013 and 2012, and the related statements of expenses, stockholders’ deficit and cash flows for the years then ended and the period from September 28, 2010 (inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 6, 2014

MAGELLAN GOLD CORPORATION
(An Exploration Stage Company)

BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$ 2,128	$ 4,409

Total current assets	2,128	4,409

Mineral rights, net of impairment	143,200	117,671
Deposit with BLM	30,096	-

Total assets	$ 175,424	$ 122,080

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 65,642	$ 86,178
Line of credit - related party	399,604	115,000
Due to related parties	20,970	12,643
Advances payable - related parties	-	5,650
Notes payable - related parties	20,000	20,000

Total current liabilities	506,216	239,471

Shareholders' deficit:
Preferred shares, $.001 par value, 25,000,000 shares authorized, no shares issued and outstanding
	-	-
Common shares - $0.001 par value; 100,000,000 shares authorized, 48,869,091 shares issued and outstanding, respectively
	48,869	48,869
Additional paid-in capital	419,831	419,831
Accumulated deficit	(799,492)	(586,091)
Total shareholders' deficit	(330,792)	(117,391)

Total liabilities and shareholders' deficit	$ 175,424	$ 122,080

The accompanying notes are an integral part of these audited financial statements.

MAGELLAN GOLD CORPORATION (An Exploration Stage Company) STATEMENTS OF OPERATIONS
	Years Ended December 31,		Inception (September 28, 2010) through
	2013	2012	December 31, 2013

Operating expenses:
Exploration costs	$ 97,740	$ 58,592	$ 178,319
Other operating costs	-	1,504	1,504
General and administrative expenses	83,816	272,670	478,616
Abandonment of mineral rights	-	89,729	89,729
Impairment of mineral rights	14,821	13,307	28,128

Total operating expenses	196,377	435,802	776,296

Operating loss	(196,377)	(435,802)	(776,296)

Other income (expense):
Interest expense	(17,024)	(4,888)	(23,196)
Net loss	$ (213,401)	$ (440,690)	$ (799,492)

Basic and diluted net loss per common
share	$ (0.00)	$ (0.01)

Basic and diluted weighted-average
common shares outstanding	48,869,091	43,570,810

The accompanying notes are an integral part of these audited financial statements.

MAGELLAN GOLD CORPORATION
An Exploration Stage Company
Statement of Shareholders' Deficit
For the period from September 28, 2010 (Date of Inception) through December 31, 2013

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Deficit	Total

Balance, September 28, 2010	-	$ -	-	$ -	$ -	$ -	$ -
Issuance of common shares at $0.0025 per share for settlement of advances payable - related parties, December 2010	-	-	7,391,840	7,392	11,088	-	18,480
Issuance of common shares at $0.0025 per share for cash, December 2010	-	-	25,608,160	25,608	38,412	-	64,020
Net loss	-	-	-	-	-	(8,906)	(8,906)
Balance, December 31, 2010	-	-	33,000,000	33,000	49,500	(8,906)	73,594
Net loss	-		-	-	-	(136,495)	(136,495)
Balance, December 31, 2011	-	-	33,000,000	$ 33,000	$ 49,500	(145,401)	(62,901)
Issuance of common shares at $0.01 per share for settlement of advances payable - related parties, January 2012	-	-	2,500,000	2,500	22,500	-	25,000
Issuance of common shares at $0.01 per share for cash, January 2012	-	-	2,500,000	2,500	22,500	-	25,000
Issuance of common shares at $0.01 per share for cash, April 2012	-	-	2,500,000	2,500	22,500	-	25,000

CONTINUED ON FOLLOWING PAGE

CONTINUED FROM PREVIOUS PAGE MAGELLAN GOLD CORPORATION
An Exploration Stage Company
Statement of Shareholders' Deficit

For the period from September 28, 2010 (Date of Inception) through December 31, 2013

Additional
Preferred Stock		Common Stock		Paid-in	Accumulated
Shares	Amount	Shares	Par Value	Capital	Deficit	Total

Issuance of common shares at $0.02 per share for cash, May 2012	-	-	2,500,000	2,500	47,500	-	50,000
Issuance of common shares at $0.03 per share for cash, June 2012	-	-	1,500,000	1,500	43,500	-	45,000
Issuance of common shares at $0.04 per share for cash, July 2012	-	-	3,000,000	3,000	117,000	-	120,000
Issuance of common shares at $0.055 per share for cash, August 2012	-	-	1,149,091	1,149	62,051	-	63,200
Issuance of common shares at $0.15 per share for services, October 2012	-	-	20,000	20	2,980	-	3,000
Issuance of common shares at $0.15 per share for cash, October 2012	-	-	200,000	200	29,800	-	30,000
Net loss	-	-	-	-	-	(440,690)	(440,690)
Balance, December 31, 2012	-	-	48,869,091	48,869	419,831	(586,091)	(117,391)
Net loss	-	-	-	-	-	(213,401)	(213,401)
Balance, December 31, 2013	-	$ -	48,869,091	$ 48,869	$ 419,831	$ (799,492)	$ (330,792)

The accompanying notes are an integral part of these audited financial statements.

MAGELLAN GOLD CORPORATION
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Inception (September 28, 2010) through
	2013	2012	December 31, 2013
Operating activities:
Net loss	$ (213,401)	$ (440,690)	$ (799,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash financing costs	-	145,000	145,000
Common stock issued for services	-	3,000	3,000
Abandonment of mineral rights	-	89,729	89,729
Impairment of mineral rights	14,821	13,307	28,128
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(30,096)	4,000	(30,096)
Accounts payable and accrued expenses	(20,536)	12,218	35,642
Due to related parties	8,327	7,088	20,970

Net cash used in operating activities	(240,885)	(166,348)	(507,119)

Investing activities:
Advances to related parties	-	(21,000)	(21,000)
Repayments of advances to related parties	-	21,000	21,000
Acquisition of mineral rights	(40,350)	(123,200)	(231,057)

Net cash used in investing activities	(40,350)	(123,200)	(231,057)

CONTINUED ON FOLLOWING PAGE

The accompanying notes are an integral part of these audited financial statements.

MAGELLAN GOLD CORPORATION
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS - CONTINUED

	Years Ended December 31,		Inception (September 28, 2010) through
	2013	2012	December 31, 2013
Financing activities:
Advances on line of credit - related party	284,604	55,000	399,604
Proceeds from advances from related parties	31,450	30,710	132,638
Payments on advances from related parties	(37,100)	(25,060)	(89,158)
Proceeds from notes payable - related parties	-	20,000	20,000
Proceeds from sale of common stock	-	213,200	277,220

Net cash provided by financing activities	278,954	293,850	740,304

Net (decrease) increase in cash	(2,281)	4,302	2,128
Cash at beginning of period	4,409	107	-

Cash at end of period	$ 2,128	$ 4,409	$ 2,128

Supplemental disclosure of cash flow information
Cash paid for interest	$ 1,197	$ 1,029	$ 2,226
Cash paid for income taxes	$ -	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities: Increase of accounts payable applicable to acquisition of mineral rights

	$ -	$ -	$ 30,000
Common shares issued for advances payable- related parties
	$ -	$ 25,000	$ 43,480
Reclass of note payable - related party to line of credit	$ -	$ 40,000	$ 40,000

The accompanying notes are an integral part of these audited financial statements.

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

Liquidity and Going Concern

Our financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At December 31, 2013, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $799,492 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.  On December 31, 2013 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the line of credit to $750,000, which provides the Company an additional $350,396 available under the credit line at December 31, 2013.  We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock.

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

Mineral Rights

We have determined that our mineral rights meet the definition of mineral rights, as defined by accounting standards, and are tangible assets. As a result, our direct costs to acquire or lease mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with: leasing or acquiring patented and unpatented mining claims; leasing mining rights including lease signature bonuses, lease rental payments and advance minimum royalty payments; and options to purchase or lease mineral properties.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any abandonment or impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2013. No impairment loss was recognized during the period from September 28, 2010 (our inception) through December 31, 2011.  However, since 2011, we incurred certain impairment and abandonment charges.  At December 31, 2013 mineral rights totaling $143,200 were net of $117,857 of impairment and abandonment charges.  See Note 3 for discussion of impairment.

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

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. During the period from September 28, 2010 (our inception) through December 31, 2013, there were no potential common shares outstanding.

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

Note 3 – Mineral Rights:

As of December 31, 2013 and 2012, our mineral rights consist of the following:

	December 31, 2013	December 31, 2012
Sacramento Mountains Project	$-	$-
Pony Express Claims	-	4,471
Silver District Claims	143,200	113,200
Total Mineral Rights	$143,200	$117,671

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

During 2013, we paid $8,639 to the Bureau of Land Management (“BLM”) representing a deposit for potential reclamation of proposed drilling sites should the Company decide to drill exploratory holes on its Sacramento Mountains project.  The deposit is included in other non-current assets in the accompanying balance sheet at December 31, 2013 as a Deposit with BLM.

A plan of operation for a small exploration drill program was submitted and approved by the Bureau of Land Management in 2013.  As of the date of this report no decision to drill within the project has been made.

Due to the decline in precious metals prices and the absence of currently available funds to further develop this early stage project, we have recorded an impairment charge equal to the amount of our capitalized mineral rights at December 31, 2013 in the amount of $10,350. We intend to leave our deposit in place with the BLM and maintain our claims so that the project is available for further exploration should capital formation conditions improve.

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

Due to the decline in precious metals prices and the absence of currently available funds to further develop this early stage project, we have recorded an impairment charge equal to the amount of our capitalized mineral rights at December 31, 2013 in the amount of $4,471.   We intend to maintain our claims so that the project is available for further exploration should capital formation conditions improve.

Silver District Claims

On August 28, 2012, we entered into an option agreement with Columbus Silver Corporation, which grants the Company the right to acquire all of Columbus’ interest in its Silver District properties located in La Paz County, Arizona.  We paid Columbus an initial $63,200 on signing of the option.  The funds to make the initial payment were obtained through the sale of common stock to John D. Gibbs, a significant investor.  In addition, we made a $50,000 payment in December 2012 to Columbus as required under the option agreement.  During January 2013, we paid an additional $30,000 for an underlying purchase obligation entered into between Columbus and a third party.  See also Note 6 regarding certain commitments for future payments for these claims.

The Silver District property consists of 117 unpatented mining claims, four patented claims held under lease agreements, and one state lease, totaling over 2,000 acres.  The property is subject to third party net smelter royalties of varying percentages. We also must make payments under the option agreement to maintain the underlying claims, leases and purchases contracts.

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

In November 2013, we paid $21,457 to the Bureau of Land Management (“BLM”) representing a deposit for potential reclamation of proposed drilling sites should the Company decide to drill exploratory holes on its Sacramento Mountains project.  The deposit is included in other non-current assets in the accompanying balance sheet at December 31, 2013 as a Deposit with BLM.

Note 4 – Line of Credit – Related Parties:

Effective December 31, 2012, we entered into a line of credit arrangement with John D. Gibbs, a significant investor, to facilitate timely cash flows for the Company’s operations.  The line of credit provides for a maximum balance of $250,000, and accrues interest at 6% annually.  The line of credit expires and becomes due on December 31, 2014.

At the effective date of the line of credit, Mr. Gibbs was owed a total of $65,000 from previous loans, $40,000 of which was from the previous year and $25,000 of which was received during 2012.  These amounts were converted to the line of credit at December 31, 2012 and are included in the line of credit balance at December 31, 2013 and 2012.

On December 31, 2013 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the line of credit to $750,000.  All other terms of the credit agreement, including the interest rate and maturity date remained unchanged.

During the year ended December 31, 2013 additional draws totaling $284,604, which was primarily used to fund working capital and the $30,000 payment made under the Silver District option agreement in January 2013.  At December 31, 2013 a total of $399,604 was outstanding under this line of credit.  In addition, a total of $20,385 of interest has been accrued on this obligation and is included in Due to related parties on the accompanying balance sheet at December 31, 2013.

Note 5 – Notes Payable – Related Parties:

Effective August 23, 2011, we entered into an unsecured loan from John Power, the Company’s sole executive officer, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and is payable on demand with thirty days’ notice from the lender.  In July 2013, the Company paid Mr. Power $1,198 representing accrued interest on this note at June 30, 2013.  At December 31, 2013 a total of $585 of interest was accrued on this promissory note and is included in Due to related parties on the accompanying balance sheet at December 31, 2013.

Note 6 - Commitments and Contingencies:

Under the Columbus Silver - Silver District option, we were required to make a $400,000 payment due December 31, 2013, and a final $500,000 payment due December 31, 2014 to complete the purchase. On August 20, 2013 the agreement was amended to defer the due dates of the $400,000 and $500,000 payments to December 31, 2014 and 2015, respectively.  In addition, the amendment also requires that any payments due in 2013 and 2014 are mandatory regardless of whether or when the option agreement is terminated.  We are also required to make payments under the option agreement to maintain the underlying claims, leases and purchase contracts.  The required payments include an $80,000 payment on a purchase contract for a patented claim in February 2014, which was made in January 2014, and federal and state claim renewal payments in August and September 2014 of approximately $25,000.

Note 7 – Shareholders’ Equity:

During the year ended December 31, 2012, we issued common shares to Mr. Gibbs, a related party, as follows:

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

During the year ended December 31, 2013 no shares of common stock or other equity instruments or derivatives were issued.

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

Management Fees

On January 1, 2014, we once again extended, for one year, our month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Magellan.

Management fees to Mr. Power totaling $30,000 for both the years ended December 31, 2013 and 2012 are included in general and administrative expenses in our statement of operations.  At December 31, 2012 a total of $7,500 was accrued and unpaid and included in Due to related parties on the accompanying balance sheet at December 31, 2012.  All management fees due Mr. Power through December 31, 2013 have been paid.

Due from Related Parties

During the year ended December 31, 2013 no non-interest bearing advances to related parties were made.  During the year ended December 31, 2012, we made a $5,000 advance to Silver Saddle Resources, LLC, all of which was repaid in 2012.

Due to Related Parties

Accounts payable, accrued liabilities and accrued interest payable to related parties are included in due to related parties in our balance sheets as follows:

	December 31, 2013	December 31, 2012
Accrued management fees – Mr. Power	$-	$7,500
Accrued interest payable – related parties	20,970	5,143
Due to related parties - total	$20,970	$12,643

Advances Payable – Related Parties

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

Year Ended December 31, 2013
	Advances	Repayments
Mr. Power	$31,450	$37,100

Year Ended December 31, 2012
	Advances	Repayments
Mr. Gibbs (through issuance of shares)	-	25,000
Mr. Power, including entities controlled by Mr. Power	30,710	25,060
	$30,710	$50,060

On January 24, 2012, we repaid the $25,000 advance payable to Mr. Gibbs by issuing 2,500,000 common shares valued at $25,000, or $0.01 per share.

Advances payable to related parties totaling $5,650 at December 31, 2012 are due Mr. Power.

Note 9- Income Taxes

Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for the years ended December 31, 2013 and 2012 are as follows:

	Period Ended December 31,
	2013	2012
Expected federal income tax benefit at statutory rate	$279,822	$205,614
Change in valuation allowance	(279,822)	(205,614)
Income tax benefit	$—	$—

Our gross net operating loss carry-forwards available to offset future income for federal tax purposes are $799,492 as of December 31, 2013. These NOLs expire on various dates through 2033.

Note 10 – Subsequent Events

The Company has evaluated subsequent events through the date that the financial statements were available to be issued.

Subsequent to December 31, 2013, Magellan has drawn $45,000 on its line of credit with its majority shareholder to fund its operations and meet its obligations.

Subsequent to December 31, 2013, Mr. Power has made short-term advances of $54,500 and received repayment of short-term advances in the amount of $4,500.

Subsequent to December 31, 2013, Magellan paid $80,000 to Columbus Exploration to provide funds for the final purchase payment of the James G. Blaine patented claim covered under the option agreement between Columbus and Magellan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN GOLD CORPORATION

Date: March 7, 2014	By__/s/ John C. Power________________ John C. Power, President, Principal Executive Officer, Principal Accounting Officer, Secretary & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

_/s/ John C. Power______ John C. Power	President, Principal Executive Officer, Principal Accounting Officer, Secretary & Director	March 7, 2014