Form 10-Q
period 2014-03-31
MAGELLAN GOLD Corp
filed 2014-05-12
CIK 1515317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

On May 7, 2014 there were 48,869,091 shares of the registrant’s common stock, $.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MAGELLAN GOLD CORPORATION
(An Exploration Stage Company)

BALANCE SHEETS

	March 31, 2014	December 31, 2013
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$ 79	$ 2,128
Prepaid expenses	1,260	-

Total current assets	1,339	2,128

Mineral rights, net of impairment	223,200	143,200
Deposit with BLM	30,096	30,096

Total assets	$ 254,635	$ 175,424

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 73,112	$ 65,642
Line of credit - related party	459,604	399,604
Due to related parties	28,307	20,970
Notes payable - related parties	70,000	20,000

Total current liabilities	631,023	506,216

Shareholders' deficit:
Preferred shares, $.001 par value, 25,000,000 shares authorized, no shares issued and outstanding
	-	-
Common shares - $0.001 par value; 100,000,000 shares authorized, 48,869,091 shares issued and outstanding
	48,869	48,869
Additional paid-in capital	419,831	419,831
Accumulated deficit	(845,088)	(799,492)
Total shareholders' deficit	(376,388)	(330,792)

Total liabilities and shareholders' deficit	$ 254,635	$ 175,424

The accompanying notes are an integral part of these unaudited financial statements.

MAGELLAN GOLD CORPORATION (An Exploration Stage Company) STATEMENTS OF OPERATIONS (unaudited)
	Three Months Ended March 31,		Inception (September 28, 2010) through
	2014	2013	March 31, 2014

Operating expenses:
Exploration costs	$ 13,737	$ 34,872	$ 192,056
Other operating costs	-	-	1,504
General and administrative expenses	24,522	27,465	503,138
Abandonment of mineral rights	-	-	89,729
Impairment of mineral rights	-	-	28,128

Total operating expenses	38,259	62,337	814,555

Operating loss	(38,259)	(62,337)	(814,555)

Other income (expense):
Interest expense	(7,337)	(2,584)	(30,533)
Net loss	$ (45,596)	$ (64,921)	$ (845,088)

Basic and diluted net loss per common
share	$ (0.00)	$ (0.00)

Basic and diluted weighted-average
common shares outstanding	48,869,091	48,869,091

The accompanying notes are an integral part of these unaudited financial statements.

MAGELLAN GOLD CORPORATION
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended March 31,		Inception (September 28, 2012) through
	2014	2013	March 31, 2014
Operating activities:
Net loss	$ (45,596)	$ (64,921)	$ (845,088)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-cash financing costs	-	-	145,000
Common stock issued for services	-	-	3,000
Abandonment of mineral rights	-	-	89,729
Impairment of mineral rights	-	-	28,128
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,260)	-	(31,356)
Accounts payable and accrued expenses	7,470	27,364	43,112
Due to related parties	7,337	(4,016)	28,307

Net cash used in operating activities	(32,049)	(41,573)	(539,168)
Investing activities:
Advances to related parties	-	-	(21,000)
Repayments of advances to related parties	-	-	21,000
Acquisition of mineral rights	(80,000)	(40,350)	(311,057)

Net cash used in investing activities	(80,000)	(40,350)	(311,057)
Financing activities:
Advances on line of credit - related party	60,000	74,604	459,604
Proceeds from advances from related parties	4,500	14,800	137,138
Payments on advances from related parties	(4,500)	(10,900)	(93,658)
Proceeds from notes payable - related parties	50,000	-	70,000
Proceeds from sale of common stock	-	-	277,220

Net cash provided by financing activities	110,000	78,504	850,304

CONTINUED ON FOLLOWING PAGE

The accompanying notes are an integral part of these unaudited financial statements.

CONTINUED FROM PREVIOUS PAGE

MAGELLAN GOLD CORPORATION (An Exploration Stage Company) STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended March 31,		Inception (September 28, 2012) through
	2014	2013	March 31, 2014
Net (decrease) increase in cash	(2,049)	(3,419)	79
Cash at beginning of period	2,128	4,409	-

Cash at end of period	$ 79	$ 990	$ 79

Supplemental disclosure of cash flow information
Cash paid for interest	$ -	$ -	$ 2,226
Cash paid for income taxes	$ -	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:

Increase of accounts payable applicable to acquisition of mineral rights
	$ -	$ -	$ 30,000
Common shares issued for advances payable-related parties
	$ -	$ -	$ 43,480
Reclass of note payable - related party to line of credit	$ -	$ -	$ 40,000

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

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014, are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2013.

Liquidity and Going Concern

Our financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At March 31, 2014, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $845,088 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.  On December 31, 2013 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the line of credit to $750,000, which provides the Company an additional $290,396 available under the credit line at March 31, 2014.  We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock.

Note 2 – Mineral Rights:

As of March 31, 2014 and December 31, 2013, our mineral rights consist of the following:

	March 31, 2014	December 31, 2013
Silver District Claims	$ 223,200	$ 143,200
Sacramento Mountains Project	-	-
Pony Express Claims	-	-
	$ 223,200	$ 143,200

Silver District Claims

In August, 2012, we entered into an option agreement with Columbus Silver Corporation, which grants the Company the right to acquire all of Columbus’ interest in its Silver District properties located in La Paz County, Arizona.  We paid Columbus an initial $63,200 on signing of the option. In addition, we made a $50,000 payment in December 2012 to Columbus as required under the option agreement.  During February 2014 and January 2013, we paid an additional $80,000 and $30,000, respectively, for the underlying purchase obligation entered into between Columbus and a third party.  See also Note 5 regarding certain commitments for future payments for these claims.

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

In November 2013, we paid $21,457 to the Bureau of Land Management (“BLM”) representing a deposit for potential reclamation of proposed drilling sites should the Company decide to drill exploratory holes on its Silver District project.  The deposit is included in other non-current assets in the accompanying balance sheet at December 31, 2013 as a Deposit with BLM.

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

Due to the decline in precious metals prices and the absence of currently available funds to further develop this early stage project, we recorded an impairment charge equal to the amount of our capitalized mineral rights at December 31, 2013 in the amount of $10,350. We intend to leave our deposit in place for the Sacramento Mountains project with the BLM and maintain our claims so that the project is available for further exploration should capital formation conditions improve.

Pony Express Claims

In November 2010, we filed two unpatented lode mining claims giving us the right to explore, develop and conduct mining operations on these claims located in Churchill County, Nevada.

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

Note 3 – Line of Credit – Related Parties:

Effective December 31, 2012, we entered into a line of credit arrangement with John D. Gibbs, a significant investor, to facilitate timely cash flows for the Company’s operations.  The line of credit originally provided for a maximum balance of $250,000, and accrued interest at 6% annually.  The line of credit expires and becomes due on December 31, 2014.

At the effective date of the line of credit, Mr. Gibbs was owed a total of $65,000 from previous loans, $40,000 of which was from the previous year and $25,000 of which was received during 2012.  These amounts were converted to the line of credit at December 31, 2012 and are included in the line of credit balance at March 31, 2014 and December 31, 2013.

On December 31, 2013 we amended our credit agreement with Mr. Gibbs to increase the borrowing limit under the line of credit to $750,000.  All other terms of the credit agreement, including the interest rate and maturity date remained unchanged.

During the three months ended March 31, 2014 and 2013, draws totaling $60,000 and $74,604 were made, and were primarily used to fund working capital and certain obligations due to maintain our mining rights and properties.  At March 31, 2014 a total of $459,604 was outstanding under this line of credit.  In addition, a total of $26,797 of interest has been accrued on this obligation and is included in Due to related parties on the accompanying balance sheet at March 31, 2014.

Note 4 – Notes Payable – Related Parties:

In August 2011, we entered into an unsecured loan from John Power, the Company’s sole executive officer, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and is payable on demand with thirty days’ notice from the lender.  In July 2013, the Company paid Mr. Power $1,198 representing accrued interest on this note at June 30, 2013.  And in January 2014, we entered into an unsecured loan from John Power, the Company’s sole executive officer, evidenced by a $50,000 promissory note. The promissory note bears interest at 6.75% per annum and is payable on demand with thirty days’ notice from the lender.  At March 31, 2014 a total of $1,510 of interest was accrued on this promissory note and is included in Due to related parties on the accompanying balance sheet at March 31, 2014.

Note 5 - Commitments and Contingencies:

Under the Columbus Silver - Silver District option, we were required to make a $400,000 payment due December 31, 2013, and a final $500,000 payment due December 31, 2014 to complete the purchase. On August 20, 2013 the agreement was amended to defer the due dates of the $400,000 and $500,000 payments to December 31, 2014 and 2015, respectively.  In addition, the amendment also requires that we make payments under the option agreement to maintain the underlying claims, leases and purchase contracts through December 31, 2014.  The required payments include federal and state claim renewal payments due in August and September 2014 of approximately $25,000.

Note 6 – Shareholders’ Equity:

During the three months ended March 31, 2014 no shares of common stock or other equity instruments or derivatives were issued.

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

Management Fees

On January 1, 2014, we extended, for one year, our month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Magellan.

Management fees to Mr. Power totaling $7,500 for both the three months ended March 31, 2014 and 2013 are included in general and administrative expenses in our statement of operations.  All management fees due Mr. Power through March 31, 2014 have been paid.

Due from Related Parties

During both the three months ended March 31, 2014 and 2013, no non-interest bearing advances to related parties were made.

Due to Related Parties

Amounts due to related parties are included in due to related parties in our balance sheets as follows:

	March 31, 2014	December 31, 2013
Accrued interest payable - Mr. Power	$ 1,510	$ 585
Accrued interest payable - Mr. Gibbs	26,797	20,385
	$ 28,307	$ 20,970

Advances Payable – Related Parties

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

Three Months Ended March 31, 2014
	Advances	Repayments
Mr. Power	$ 4,500	$ 4,500

Three Months Ended March 31, 2013
	Advances	Repayments
Mr. Power	$ 14,800	$ 10,900

At both March 31, 2014 and December 31, 2013, no advances from related parties were outstanding.

The Company also utilizes a credit card owned by Mr. Power to pay various small obligations when the availability of cash is limited or the timing of the payments is considered critical.  At March 31, 2014 a total of $2,799 of Company charges was outstanding on this credit card and is included in the accounts payable balance at March 31, 2014.  No such amounts were outstanding at December 31, 2013.

Note 8 – Subsequent Events

The Company has evaluated subsequent events through the date that the financial statements were available to be issued.

On April 3, 2014 the Company announced that it had commenced core drilling at its Papago target located within the Company’s 100% optioned Silver District project in La Paz County, Arizona.  The drilling was completed in April 2014.

Subsequent to March 31, 2014, Magellan has drawn $45,000 on its line of credit with its majority shareholder to fund its operations and meet its obligations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Magellan,” “we,” “our,” and “us” to refer to Magellan Gold Corporation.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Commission on March 7, 2014, and our interim unaudited condensed financial statements and notes thereto included with this report in Part I. Item 1.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013

Operating expenses:
Exploration costs	$ 13,737	$ 34,872
General and administrative expenses	24,522	27,465

Total operating expenses	38,259	62,337

Operating loss	(38,259)	(62,337)

Other income (expense):
Interest expense	(7,337)	(2,584)
Net loss	$ (45,596)	$ (64,921)

Operating expenses

During the three months ended March 31, 2014, our total operating expenses were $38,259 as compared to $62,337 during the three month ended March 31, 2013.

During the three months ended March 31, 2014 we incurred $13,737 of exploration costs as compared to $34,872 during the same period in 2013.  Exploration costs for the three months ended March 31, 2014 are primarily comprised of $11,651 in consulting geologist fees and related expenses associated with the preparation for our small exploratory drilling program on our Silver District project planned for April 2014.    Other exploration costs totaling $2,086 primarily consist of other exploration related costs associated with our planned drill program.

During the three months ended March 31, 2013 we incurred $34,872 of exploration costs.  Exploration costs for the three months ended March 31, 2013 are entirely comprised of consulting geologist fees and related expenses associated with the review of the Silver District and Sacramento Mountains projects.  The primary objective was to develop drill targets on both projects and file applications with the BLM to conduct exploratory drilling as capital became available.

General and administrative expenses for the three months ended March 31, 2014 totaling $24,522 were comprised professional fees including accounting and audit fees of $10,723, legal fees totaling $3,370, management fees to Mr. Power totaling $7,500, investor relations fees totaling $724, advertising and promotional fees of $1,768, and other expenses totaling $437 mainly comprised of bank service fees and other office related expenses.

General and administrative expenses for the three months ended March 31, 2013 totaling $27,465 were comprised of accounting and audit fees of $9,250, legal fees totaling $4,066, management fees to Mr. Power totaling $7,500, investor relations and other professional fees totaling $2,140, and other expenses of $4,509 primarily comprised of travel expenses, office expenses and other licenses and fees.

Interest expense for the three months ended March 31, 2014 and 2013 totaled $7,337 and $2,584, respectively, and is attributable to our related party line of credit, which accrues interest at the rate of 6.0% per year, and our related party notes payable which accrue interest at a weighted average interest rate of 6.54%.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$ (32,049)	$ (41,573)
Net cash used in investing activities	(80,000)	(40,350)
Net cash provided by financing activities	110,000	78,504
Net decrease in cash	(2,049)	(3,419)
Cash and cash equivalents, beginning of period	2,128	4,409
Cash and cash equivalents, end of period	$ 79	$ 990

As of March 31, 2014, we had $79 in cash and a $629,684 working capital deficit. This compares to cash of $2,128 and a working capital deficit of $504,088 at December 31, 2013.

Net cash used in operating activities during the three months ended March 31, 2014 was $32,049 and was mainly comprised of our $(45,596) net loss during the period as well as increases in prepaid expenses and other current assets totaling $1,260, and increases in accounts payable and accrued expenses totaling $7,470, as well as increases totaling $7,337 in amounts due to related parties representing accrued interest on our related party line of credit and notes payable.

Net cash used in operating activities during the three months ended March 31, 2013, was $41,573 and was mainly comprised of our $(64,921) net loss during the period.  This amount was offset by a $27,364 net increase in our account payable and accrued expenses, and a $4,016 decrease in amounts due to related parties.

During the three months ended March 31, 2014 we used $80,000 of cash in investing activities, which represents a payment to Columbus Exploration under our option agreement to make the final installment on the purchase of a patented claim included in the Silver District land package. During the three months ended March 31, 2013 we used $40,350 of cash in investing activities, which is comprised of a $30,000 payment to maintain our option agreement associated with our Silver District claims, and $10,350 for the acquisition of our Sacramento Mountains claims.

During the three months ended March 31, 2014, cash provided by financing activities was $110,000.  In December 2012, we entered into a line of credit arrangement with John D. Gibbs, a significant investor, to facilitate timely cash flows for the Company’s operations. On December 31, 2013 we amended our credit agreement with Mr. Gibbs to increase the borrowing limit under the line of credit to $750,000.  During the three months ended March 31, 2014 we drew an additional $60,000 on this credit line.  In addition, we received an additional $50,000 in funding from Mr. Power in the form of a demand note, which accrues interest at 6.75%.  Also, during the three months ended March 31, 2014, Mr. Power advanced the Company $4,500, all of which has been repaid.

During the three months ended March 31, 2013, cash provided by financing activities was $78,504.  During the three months ended March 31, 2013 we drew $74,604 on our credit line with Mr. Gibbs, which was used primarily to pay for our claims activities and to fund our general corporate expenses. Also, during the three months ended March 31, 2013, Mr. Power advanced the Company $14,800, of which $10,900 had been repaid.

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

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of such date as a result of a material weakness in our internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure as discussed in Item 9A of our Form 10-K for the fiscal year ended December 31, 2013.

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

MAGELLAN GOLD CORPORATION

Dated: May 12, 2014	By:	/s/ John C. Power
John C. Power
President, Principal Executive Officer, Principal Accounting Officer, Secretary, Treasurer and director.