Form 10-Q
period 2014-06-30
MAGELLAN GOLD Corp
filed 2014-08-13
CIK 1515317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

On August 11, 2014 there were 48,869,091 shares of the registrant’s common stock, $.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MAGELLAN GOLD CORPORATION
BALANCE SHEETS (unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$ 24	$ 2,128
Deposits with BLM	21,457	-

Total current assets	21,481	2,128

Mineral rights, net of impairment	223,200	143,200
Deposits with BLM	8,639	30,096
Total assets	$ 253,320	$ 175,424

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 79,034	$ 65,642
Line of credit - related party	534,604	399,604
Due to related parties	36,965	20,970
Advances payable - related party	27,000	-
Notes payable - related parties	65,000	20,000

Total current liabilities	742,603	506,216

Shareholders' deficit:
Preferred shares, $.001 par value, 25,000,000 shares authorized, no shares issued and outstanding
	-	-
Common shares - $0.001 par value; 100,000,000 shares authorized, 48,869,091 shares issued and outstanding
	48,869	48,869
Additional paid-in capital	419,831	419,831
Accumulated deficit	(957,983)	(799,492)
Total shareholders' deficit	(489,283)	(330,792)
Total liabilities and shareholders' deficit	$ 253,320	$ 175,424

The accompanying notes are an integral part of these unaudited financial statements.

MAGELLAN GOLD CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Operating expenses:
Exploration costs	$ 84,222	$ 21,097	$ 97,959	$ 55,969
General and administrative expenses	20,015	22,511	44,537	49,976
Total operating expenses	104,237	43,608	142,496	105,945

Operating loss	(104,237)	(43,608)	(142,496)	(105,945)

Other income (expense):
Interest expense	(8,658)	(3,670)	(15,995)	(6,254)
Net loss	$ (112,895)	$ (47,278)	$ (158,491)	$ (112,199)

Basic and diluted net loss per common share
	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Basic and diluted weighted-average common shares outstanding
	48,869,091	48,869,091	48,869,091	48,869,091

The accompanying notes are an integral part of these unaudited financial statements.

MAGELLAN GOLD CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$ (158,491)	$ (112,199)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	13,392	(4,996)
Due to related parties	15,995	(484)

Net cash used in operating activities	(129,104)	(117,679)

Investing activities:
Acquisition of mineral rights	(80,000)	(40,350)

Net cash used in investing activities	(80,000)	(40,350)

Financing activities:
Advances on line of credit - related party	135,000	154,604
Proceeds from advances from related parties	34,500	14,800
Payments on advances from related parties	(7,500)	(15,450)
Proceeds from notes payable - related parties	50,000	-
Payments on notes payable from related parties	(5,000)	-

Net cash provided by financing activities	207,000	153,954

Net decrease in cash	(2,104)	(4,075)
Cash at beginning of period	2,128	4,409

Cash at end of period	$ 24	$ 334

Supplemental disclosure of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2014, are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2013.

During the quarter ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

Liquidity and Going Concern

Our financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At June 30, 2014, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $957,983 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.  On December 31, 2013 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the line of credit to $750,000, which provides the Company an additional $215,396 available under the credit line at June 30, 2014.  We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock.

Note 2 – Mineral Rights:

As of June 30, 2014 and December 31, 2013, our mineral rights consist of the following:

	June 30, 2014	December 31, 2013
Silver District Claims	$ 223,200	$ 143,200
Sacramento Mountains Project	-	-
Pony Express Claims	-	-
	$ 223,200	$ 143,200

Silver District Claims

In August, 2012, we entered into an option agreement with Columbus Exploration f/k/a Columbus Silver Corporation, which grants the Company the right to acquire all of Columbus’ interest in its Silver District properties located in La Paz County, Arizona.  We paid Columbus an initial $63,200 on signing of the option. In addition, we made a $50,000 payment in December 2012 to Columbus as required under the option agreement.  During February 2014 and January 2013, we paid an additional $80,000 and $30,000, respectively, for the underlying patented claim purchase obligation entered into between Columbus and a third party.  See also Note 5 regarding certain commitments for future payments for these claims.

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

In November 2013, we paid $21,457 to the Bureau of Land Management (“BLM”) representing a deposit for potential reclamation of proposed drilling sites should the Company decide to drill exploratory holes on its Silver District project.  In April 2014 the Company completed an exploratory drilling program, and upon its completion requested the return of the deposited funds from the BLM, and in July 2014 those funds were received.  As such, the deposit is included in other current assets at June 30, 2014, and as other non-current assets as of December 31, 2013 as Deposits with BLM in the accompanying balance sheets.

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

During 2013, we paid $8,639 to the Bureau of Land Management (“BLM”) representing a deposit for potential reclamation of proposed drilling sites should the Company decide to drill exploratory holes on its Sacramento Mountains project.  The deposit is included in other non-current assets in the accompanying balance sheets at June 30, 2014 and December 31, 2013 as Deposits with BLM.

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

At the effective date of the line of credit, Mr. Gibbs was owed a total of $65,000 from previous loans, $40,000 of which was from the previous year and $25,000 of which was received during 2012.  These amounts were converted to the line of credit at December 31, 2012 and are included in the line of credit balance at June 30, 2014 and December 31, 2013.

On December 31, 2013 we amended our credit agreement with Mr. Gibbs to increase the borrowing limit under the line of credit to $750,000.  All other terms of the credit agreement, including the interest rate and maturity date remained unchanged.

During the six months ended June 30, 2014 and 2013, draws totaling $135,000 and $154,604 were made, and were primarily used to fund working capital and certain obligations due to maintain our mining rights and properties.  At June 30, 2014 a total of $534,604 was outstanding under this line of credit.  In addition, a total of $34,370 of interest has been accrued on this obligation and is included in Due to related parties on the accompanying balance sheet at June 30, 2014.

Note 4 – Notes Payable – Related Parties:

In August 2011, we entered into an unsecured loan from John Power, the Company’s sole executive officer, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and is payable on demand with thirty days’ notice from the lender.  In July 2013, the Company paid Mr. Power $1,198 representing accrued interest on this note at June 30, 2013.  During the second quarter of 2014, the Company made payments totaling $5,000 to pay down the principal balance of the Note.

In January 2014, we entered into an unsecured loan from John Power, the Company’s sole executive officer, evidenced by a $50,000 promissory note. The promissory note bears interest at 6.75% per annum and is payable on demand with thirty days’ notice from the lender.

At June 30, 2014 a total of $2,595 of interest was accrued on these two promissory notes and is included in Due to related parties on the accompanying balance sheet at June 30, 2014.

Note 5 - Commitments and Contingencies:

Under the Columbus Exploration  - Silver District option, we were required to make a $400,000 payment due December 31, 2013, and a final $500,000 payment due December 31, 2014 to complete the purchase. On August 20, 2013 the agreement was amended to defer the due dates of the $400,000 and $500,000 payments to December 31, 2014 and 2015, respectively.  In addition, the amendment also requires that we make payments under the option agreement to maintain the underlying claims, leases and purchase contracts through December 31, 2014.  The required payments include federal and state claim renewal payments due in August and September 2014 of approximately $25,000.

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

Management fees to Mr. Power totaling $15,000 for both the six months ended June 30, 2014 and 2013 are included in general and administrative expenses in our statement of operations.  All management fees due Mr. Power through June 30, 2014 have been paid.

Due to Related Parties

Amounts due to related parties are included in due to related parties in our balance sheets as follows:

	June 30, 2014	December 31, 2013
Accrued interest payable - Mr. Power	$ 2,595	$ 585
Accrued interest payable - Mr. Gibbs	34,370	20,385
	$ 36,965	$ 20,970

Advances Payable – Related Parties

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

Six Months Ended June 30, 2014
	Advances	Repayments
Mr. Power	$ 34,500	$ 7,500

Six Months Ended June 30, 2013
	Advances	Repayments
Mr. Power	$ 14,800	$ 15,450

At June 30, 2014 and December 31, 2013, $27,000 and $-0- of advances from related parties were outstanding.

The Company also utilizes a credit card owned by Mr. Power to pay various small obligations when the availability of cash is limited or the timing of the payments is considered critical.  At June 30, 2014 a total of $359 of Company charges was outstanding on this credit card and is included in the accounts payable balance at June 30, 2014.  No such amounts were outstanding at December 31, 2013.

Note 7 – Subsequent Events

The Company has evaluated subsequent events through the date that the financial statements were available to be issued.

Subsequent to June 30, 2014, Magellan has drawn $20,000 on its line of credit with its majority shareholder to fund its operations and meet its obligations.

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

In August 2012, we entered into an option agreement to purchase  “The Silver District” project consisting of 85 unpatented lode mining claims, 4 patented lode claims, an Arizona mining lease of 154.66 acres and 23 unpatented mill site claims, totaling over 2,000 acres in La Paz County, Arizona.   In 2013, Magellan added 9 unpatented lode mining claims to the claim block.  In addition to the terms of our option agreement with Columbus Exploration to acquire the project, the underlying claims are also subject to third party lease and or purchase obligations and net smelter royalties of varying percentages.  We are obligated to make certain significant payments during the third quarter of 2014 to maintain our option on the Silver District properties.

We also have staked fifty (50) unpatented lode mining claims known as the “Sacramento Mountains” project totaling approximately 1,000 acres, in which we have a 100% unencumbered interest, on Federal (BLM) land in October 2012 and filed the claims with the BLM in January 2013 which must be renewed with the BLM prior to August 31, 2014 .    The Project is located in the northwest corner of the Sacramento Mountains approximately 10 miles WNW of Needles, California.

Our primary focus during the next twelve months, and depending on available resources, will be to acquire, explore, and if warranted and feasible, permit and develop our mineral properties.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,
	2014	2013

Operating expenses:
Exploration costs	$ 84,222	$ 21,097
General and administrative expenses	20,015	22,511

Total operating expenses	104,237	43,608

Operating loss	(104,237)	(43,608)

Other income (expense):
Interest expense	(8,658)	(3,670)
Net loss	$ (112,895)	$ (47,278)

Operating expenses

During the three months ended June 30, 2014, our total operating expenses were $104,237 as compared to $43,608 during the three month ended June 30, 2013.

During the three months ended June 30, 2014 we incurred $84,222 of exploration costs as compared to $21,097 during the same period in 2013.  Exploration costs for the three months ended June 30, 2014 are primarily comprised of drilling expenses, geologist fees and other related costs totaling $80,907 associated with our exploratory drilling program on our Silver District project during the month of April 2014.  Magellan drilled three core holes totaling 990 feet.  One hole was a confirmation hole intended to verify results reported by a prior operator and the other two holes were more exploratory in nature.  Our geologist selected 52 samples from the three holes that were submitted to an independent assay lab for analysis.  These drill results will be incorporated into the existing historic drill database for use in planning additional drilling of the immediate project area.  Geologic evaluation of the entire district continues as we develop additional drill targets in and around the multiple satellite deposits in the Silver District land package.  The results from the drilling program were previously reported in our Form 8-K and related press release dated May 15, 2014.

Other exploration costs totaling $3,315 primarily consist of various geologic, geochemical and other exploration related costs associated with other projects.

During the three months ended June 30, 2013 we incurred $21,097 of exploration costs, and are primarily comprised of consulting geologist fees and related expenses associated with the review of the Silver District and Sacramento Mountains projects.  The primary objective was to develop exploration plans for both projects and file applications with the BLM to conduct exploratory drilling.

General and administrative expenses for the three months ended June 30, 2014 totaling $20,015 were comprised professional fees including accounting and audit fees of $5,422, legal fees totaling $2,529, management fees to Mr. Power totaling $7,500, investor relations fees totaling $459, advertising and promotional fees of $945, and other expenses totaling $3,160 mainly comprised of travel expenses and other office related expenses.

General and administrative expenses for the three months ended June 30, 2013 totaling $22,511 were mainly comprised professional fees including accounting and audit fees of $8,320, legal fees totaling $876, management fees to Mr. Power totaling $7,500, investor relations and other professional fees totaling $2,392.  The remaining general and administrative expenses totaling $3,423 were generally comprised of travel expenses, office expenses and other operating costs.

Interest expense for the three months ended June 30, 2014 and 2013 totaled $8,658 and $3,670, respectively, and is attributable to our related party line of credit, which accrues interest at the rate of 6.0% per year, and our related party notes payable which accrue interest at a weighted average interest rate of 6.58%.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,
	2014	2013

Operating expenses:
Exploration costs	$ 97,959	$ 55,969
General and administrative expenses	44,537	49,976

Total operating expenses	142,496	105,945

Operating loss	(142,496)	(105,945)

Other income (expense):
Interest expense	(15,995)	(6,254)
Net loss	$ (158,491)	$ (112,199)

Operating expenses

During the six months ended June 30, 2014, our total operating expenses were $142,496 as compared to $105,945 during the six months ended June 30, 2013.

During the six months ended June 30, 2014 we incurred $97,959 of exploration costs as compared to $55,969 during the same period in 2013.  Exploration costs for the six months ended June 30, 2014 are primarily comprised of drilling expenses, geologist fees and other related costs totaling $93,171 associated with our exploratory drilling program on our Silver District project during April 2014.  Magellan drilled three core holes totaling 990 feet.  One hole was a confirmation hole intended to verify results reported by a prior operator and the other two holes were more exploratory in nature.  Our geologist selected 52 samples from the three holes that were submitted to an independent assay lab for analysis.  The new drill results will be incorporated into the existing historic drill database for use in planning additional drilling of the immediate project area.  Geologic evaluation of the entire district continues as we develop additional drill targets in and around the multiple satellite deposits in the Silver District land package.  The results from the drilling program were previously reported in our Form 8-K and related press release dated May 15, 2014.

Other exploration costs totaling $4,788 primarily consist of various geologic, geochemical, and other exploration related costs associated with other projects.

During the six months ended June 30, 2013 we incurred $55,969 of exploration costs, and are primarily comprised of consulting geologist fees and related expenses associated with the review of the Silver District and Sacramento Mountains projects.  The primary objective of the review was to develop drill targets on both projects and file applications with the BLM to conduct exploratory drilling.

General and administrative expenses for the six months ended June 30, 2014 totaling $44,537 were comprised professional fees including accounting and audit fees of $16,145, legal fees totaling $5,899, management fees to Mr. Power totaling $15,000, investor relations fees totaling $1,183, advertising and promotional fees of $2,713, and other expenses totaling $3,597 mainly comprised of travel expenses and other office related expenses.

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

Interest expense for the six months ended June 30, 2014 and 2013 totaled $15,995 and $6,254, respectively, and is attributable to our related party line of credit, which accrues interest at the rate of 6.0% per year, and our related party notes payable which accrue interest at a weighted average interest rate of 6.58%.

Liquidity and Capital Resources:

We intend to meet our cash requirements for the next 12 months primarily through the utilization of our line of credit established in December 2012, as well as the private placement of debt or equity instruments. We currently do not have any arrangements in place to complete private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Six Months Ended June 30,
	2014	2013
Net cash used in operating activities	$ (129,104)	$ (117,679)
Net cash used in investing activities	(80,000)	(40,350)
Net cash provided by financing activities	207,000	153,954
Net decrease in cash	(2,104)	(4,075)
Cash and cash equivalents, beginning of period	2,128	4,409
Cash and cash equivalents, end of period	$ 24	$ 334

As of June 30, 2014, we had $24 in cash and a $721,122 working capital deficit. This compares to cash of $2,128 and a working capital deficit of $504,088 at December 31, 2013.

Net cash used in operating activities during the six months ended June 30, 2014 was $129,104 and was mainly comprised of our $(158,491) net loss during the period and increases in accounts payable and accrued expenses totaling $13,392, as well as increases totaling $15,995 in amounts due to related parties representing accrued interest on our related party line of credit and notes payable.

Net cash used in operating activities during the six months ended June 30, 2013, was $117,679 and was comprised of our $(112,199) net loss during the period, and decreases in accounts payable and accrued expenses totaling $4,996, and net decreases totaling $484 in amounts due to related parties.

During the six months ended June 30, 2014 we used $80,000 of cash in investing activities, which represents a payment to Columbus Exploration under our option agreement to make the final installment on the purchase of a patented claim included in the Silver District land package. During the six months ended June 30, 2013 we used $40,350 of cash in investing activities, which was comprised of a $30,000 payment to maintain our option agreement associated with our Silver District claims, and $10,350 for the acquisition of our Sacramento Mountains claims.

During the six months ended June 30, 2014, cash provided by financing activities was $207,000.  In December 2012, we entered into a line of credit arrangement with John D. Gibbs, a significant investor, to facilitate timely cash flows for the Company’s operations. On December 31, 2013 we amended our credit agreement with Mr. Gibbs to increase the borrowing limit under the line of credit to $750,000.  During the six months ended June 30, 2014 we drew an additional $135,000 on this credit line.  In addition, we received an additional $50,000 in funding from Mr. Power in the form of a demand note, which accrues interest at 6.75%.  During the second quarter of 2014, the Company paid $5,000 representing a reduction of principal on Mr. Power’s $20,000 demand note, which accrues interest at 6%.  Also, during the six months ended June 30, 2014, Mr. Power advanced the Company $34,500, of which $7,500 has been repaid.

During the six months ended June 30, 2013, cash provided by financing activities was $153,954.  During the six months ended June 30, 2013 we drew an additional $154,604 on this credit line, which was used primarily to pay for our claims activities and to fund our general corporate expenses. Also, during the six months ended June 30, 2013, Mr. Power advanced the Company $14,800, all of which had been repaid.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of June 30, 2014. No impairment loss was recognized during either the six months ended June 30, 2014 and 2013.

Impairment of Long-lived Assets

We continually monitor events and changes in circumstances that could indicate that our carrying amounts of long-lived assets, including mineral rights, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Exploration Costs

Mineral exploration costs are expensed as incurred. When it has been determined that it is economically feasible to extract minerals and the permitting process has been initiated, exploration costs incurred to further delineate and develop the property are considered pre-commercial production costs and will be capitalized and included as mine development costs in our consolidated balance sheets.

Share-based Payments

We measure and recognize compensation expense or professional services expense for all share-based payment awards made to employees, directors and non-employee consultants based on estimated fair values. We estimate the fair value of stock options on the date of grant using the Black-Scholes-Merton option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the options. Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected life of the options.

We expense share-based compensation, adjusted for estimated forfeitures, using the straight-line method over the vesting term of the award for our employees and directors and over the expected service term for our non-employee consultants. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. Our excess tax benefits, if any, cannot be credited to stockholders’ equity until the deduction reduces cash taxes payable; accordingly, we realized no excess tax benefits during any of the periods presented in the accompanying consolidated financial statements.

Income Taxes

We account for income taxes through the use of the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and for income tax carry-forwards. A valuation allowance is recorded to the extent that we cannot conclude that realization of deferred tax assets is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

We follow a two-step approach to recognizing and measuring tax benefits associated with uncertain tax positions taken, or expected to be taken in a tax return. The first step is to determine if, based on the technical merits, it is more likely than not that the tax position will be sustained upon examination by a taxing authority, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement with a taxing authority. We recognize interest and penalties, if any, related to uncertain tax positions in our provision for income taxes in the consolidated statements of operations. To date, we have not recognized any tax benefits from uncertain tax positions.

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

MAGELLAN GOLD CORPORATION

Dated: August 12, 2014	By:	/s/ John C. Power
John C. Power
President, Chief Executive Officer, Chief Accounting Officer, Secretary, Treasurer and Director.