Form 10-Q
period 2014-09-30
MAGELLAN GOLD Corp
filed 2014-11-14
CIK 1515317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

On October 30, 2014 there were 48,869,091 shares of the registrant’s common stock, $.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MAGELLAN GOLD CORPORATION

BALANCE SHEETS

	September 30, 2014	December 31, 2013
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$ 83	$ 2,128

Total current assets	83	2,128

Mineral rights and properties, net	323,200	143,200
Deposits with BLM	8,639	30,096

Total assets	$ 331,922	$ 175,424

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 77,603	$ 65,642
Line of credit - related party	689,604	399,604
Due to related parties	46,575	20,970
Advances payable - related party	9,850	-
Notes payable - related parties	65,000	20,000

Total current liabilities	888,632	506,216

Shareholders' deficit:
Preferred shares, $.001 par value, 25,000,000 shares authorized, no shares issued and outstanding
	-	-
Common shares - $0.001 par value; 100,000,000 shares authorized, 48,869,091 shares issued and outstanding
	48,869	48,869
Additional paid-in capital	419,831	419,831
Accumulated deficit	(1,025,410)	(799,492)
Total shareholders' deficit	(556,710)	(330,792)

Total liabilities and shareholders' deficit	$ 331,922	$ 175,424

The accompanying notes are an integral part of these unaudited financial statements.

MAGELLAN GOLD CORPORATION

STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Operating expenses:
Exploration costs	$ 36,167	$ 40,711	$ 134,126	$ 96,680
General and administrative expenses	21,650	18,625	66,187	68,601

Total operating expenses	57,817	59,336	200,313	165,281

Operating loss	(57,817)	(59,336)	(200,313)	(165,281)

Other income (expense):
Interest expense	(9,610)	(4,900)	(25,605)	(11,154)
Net loss	$ (67,427)	$ (64,236)	$ (225,918)	$ (176,435)

Basic and diluted net loss per common share
	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Basic and diluted weighted-average common shares outstanding
	48,869,091	48,869,091	48,869,091	48,869,091

The accompanying notes are an integral part of these unaudited financial statements.

MAGELLAN GOLD CORPORATION

STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$ (225,918)	$ (176,435)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	21,457	(8,639)
Accounts payable and accrued expenses	11,961	(9,071)
Due to related parties	25,605	2,457

Net cash used in operating activities	(166,895)	(191,688)

Investing activities:
Acquisition of mineral rights	(180,000)	(40,350)

Net cash used in investing activities	(180,000)	(40,350)

Financing activities:
Advances on line of credit - related party	290,000	224,604
Proceeds from advances from related parties	42,350	24,500
Payments on advances from related parties	(32,500)	(20,650)
Proceeds from notes payable - related parties	50,000	-
Payments on notes payable from related parties	(5,000)	-

Net cash provided by financing activities	344,850	228,454

Net decrease in cash	(2,045)	(3,584)
Cash at beginning of period	2,128	4,409

Cash at end of period	$ 83	$ 825

Supplemental disclosure of cash flow information
Cash paid for interest	$ -	$ 1,198
Cash paid for income taxes	$ -	$ -

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

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2014, are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2013.

During the quarter ended September 30, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allowed the company to remove the inception to date information and all references to development stage.

Liquidity and Going Concern

Our financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At September 30, 2014, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $1,025,410 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.  On December 31, 2013 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the line of credit to $750,000, which provides the Company an additional $60,396 available under the credit line at September 30, 2014.  We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock.

Note 2 – Mineral Rights and Properties:

As of September 30, 2014 and December 31, 2013, our mineral rights and properties consist of the following:

	September 30, 2014	December 31, 2013
Silver District Claims	$ 323,200	$ 143,200
Sacramento Mountains Project	-	-
	$ 323,200	$ 143,200

Silver District Claims

In August 2012, we entered into an option agreement with Columbus Exploration f/k/a Columbus Silver Corporation, which granted us the right to acquire all of Columbus’ interest in its Silver District properties located in La Paz County, Arizona.  We paid Columbus an initial $63,200 on signing of the option and a further $50,000 in December 2012.  During February 2014 and January 2013, we paid the final two payments of $80,000 and $30,000, respectively, towards the purchase of the James Blaine-patented claim purchase obligation entered into between Columbus and a third party.  We also paid all of the costs to maintain all of the claims and leases during 2013 and 2014.  On September 30, 2014, we paid an additional $100,000 to Columbus Exploration and acquired all of Columbus’ interest in its Silver District properties located in La Paz County, Arizona.   See also Note 5 regarding certain commitments for future payments for these claims.

The Silver District property consists of 110 unpatented lode and millsite mining claims, four patented lode claims held directly or under lease agreements, and one Arizona state lease, totaling over 2,000 acres.  The various claims are subject to third party net smelter royalties and/or net profits of varying percentages.

In August 2014, we renewed the BLM lode and mill site claims with the Bureau of Land Management and recorded a notice of intent to hold mining claims with La Paz County, Arizona and these claims remain in good standing through August 31, 2015.   In July 2013, we staked and filed with the Bureau of Land Management and recorded with La Paz County an additional 9 lode claims or approximately 180 acres to our Silver District land holdings.   We renewed two of those claims with the Bureau of Land Management in August 2014 and they remain in good standing through August 31, 2015.

During August 2014, we made an advance minimum royalty payment of $7,500 to a third party landowner on the Red Cloud lease which includes the Red Cloud Patented claim and two BLM lode claims under the Columbus option agreement and in September 2014 successfully renewed the exploration permit on portions of the Arizona State section that comprises part of our Silver District land package.

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

Sacramento Mountains Project

Magellan staked fifty (50) unpatented lode mining claims known as the “Sacramento Mountains Project” totaling approximately 1,000 acres, in which they have a 100% unencumbered interest, on Federal (BLM) land in October 2012 and filed the claims with the BLM in January 2013.    The Project is located in the northwest corner of the Sacramento Mountains approximately 10 miles WNW of Needles, California.  In August 2014, we renewed these claims with the Bureau of Land Management and our claims remain in good standing through August 31, 2015.

During 2013, we paid $8,639 to the Bureau of Land Management (“BLM”) representing a deposit for potential reclamation of proposed drilling sites should the Company decide to drill exploratory holes on its Sacramento Mountains project.  The deposit is included in other non-current assets in the accompanying balance sheets at September 30, 2014 and December 31, 2013 as Deposits with BLM.

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

At the effective date of the line of credit, Mr. Gibbs was owed a total of $65,000 from previous loans, $40,000 of which was from the previous year and $25,000 of which was received during 2012.  These amounts were converted to the line of credit at December 31, 2012 and are included in the line of credit balance at September 30, 2014 and December 31, 2013.

On December 31, 2013 we amended our credit agreement with Mr. Gibbs to increase the borrowing limit under the line of credit to $750,000.  All other terms of the credit agreement, including the interest rate and maturity date remained unchanged.

During the nine months ended September 30, 2014 and 2013, draws totaling $290,000 and $224,604 were made, and were primarily used to fund working capital and obligations to maintain and expand our mining rights and properties.  At September 30, 2014 a total of $689,604 was outstanding under this line of credit.  In addition, a total of $42,903 of interest has been accrued on this obligation and is included in Due to related parties on the accompanying balance sheet at September 30, 2014.

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

At September 30, 2014 a total of $3,672 of interest was accrued on these two promissory notes and is included in Due to related parties on the accompanying balance sheet at September 30, 2014.

Note 5 - Commitments and Contingencies:

Under the Columbus Exploration - Silver District option, we had a $400,000 option payment due December 31, 2013, and a final $500,000 option payment due December 31, 2014 to complete the purchase. On August 20, 2013 the agreement was amended to defer the due dates of the $400,000 and $500,000 payments to December 31, 2014 and 2015, respectively.  We negotiated an agreement to pay $100,000 to Columbus Exploration on September 30, 2014 in lieu of making the future option payments totaling $900,000.  The option is deemed to have been exercised as of that date and no future financial obligations to Columbus.  On September 30, 2014 we made the $100,000 payment per the amended agreement.

As part of the agreement, we assumed the Red Cloud lease whose initial term expires in August 2026.  The lease requires annual advance minimum royalty payments of $10,000 through the term of the lease due on the annual anniversary of the agreement.  The lease is also subject to a 2% net production royalty to be paid to the lessor from the sale of precious metals extracted from the leased property.

In order to maintain the BLM lode and mill site claims, annual payments are required before the end of August of each year.

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

Management fees to Mr. Power totaling $22,500 for both the nine months ended September 30, 2014 and 2013 are included in general and administrative expenses in our statement of operations.  All management fees due Mr. Power through September 30, 2014 have been paid.

Due to Related Parties

Amounts due to related parties are included in due to related parties in our balance sheets as follows:

	September 30, 2014	December 31, 2013
Accrued interest payable - Mr. Power	$ 3,672	$ 585
Accrued interest payable - Mr. Gibbs	42,903	20,385
	$ 46,575	$ 20,970

Advances Payable – Related Parties

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

Nine Months Ended September 30, 2014
	Advances	Repayments
Mr. Power	$ 42,350	$ 32,500

Nine Months Ended September 30, 2013
	Advances	Repayments
Mr. Power	$ 24,500	$ 20,650

At September 30, 2014 and December 31, 2013, $9,850 and $-0- of advances from related parties were outstanding.

The Company also utilizes a credit card owned by Mr. Power to pay various obligations when the availability of cash is limited or the timing of the payments is considered critical.  At September 30, 2014 a total of $12,600 of Company charges was outstanding on this credit card and is included in the accounts payable balance at September 30, 2014.  No such amounts were outstanding at December 31, 2013.

Note 7 – Subsequent Events

The Company has evaluated subsequent events through the date that the financial statements were available to be issued.

Subsequent to September 30, 2014, Magellan has drawn $10,000 on its line of credit with its majority shareholder to fund its operations and meet its obligations.

Effective October 1, 2014, we issued a Convertible Promissory Note (“Note”) to a provider of legal services in the original principal amount of approximately $51,514.  The Note was issued to evidence the Company’s indebtedness for legal services previously rendered.   Interest will accrue on the outstanding balance of the Note at 6% per annum. The Note is convertible at any time into shares of common stock at a conversion price of $0.039, which represented the closing bid price of the common stock on the OTC Bulletin Board on the date of issuance.  The principal plus accrued and unpaid interest due upon five (5) days’ written demand.  The Note is unsecured.

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

We also have staked fifty (50) unpatented lode mining claims known as the “Sacramento Mountains” project totaling approximately 1,000 acres, in which we have a 100% unencumbered interest, on Federal (BLM) land in October 2012 and filed the claims with the BLM in January 2013 which must be renewed with the BLM prior to August 31, 2014.  The Project is located in the northwest corner of the Sacramento Mountains approximately 10 miles WNW of Needles, California.

Our primary focus during the next twelve months, and depending on available resources, will be to acquire, explore, and if warranted and feasible, permit and develop our mineral properties.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,
	2014	2013

Operating expenses:
Exploration costs	$ 36,167	$ 40,711
General and administrative expenses	21,650	18,625

Total operating expenses	57,817	59,336

Operating loss	(51,817)	(59,336)

Other income (expense):
Interest expense	(9,610)	(4,900)
Net loss	$ (67,427)	$ (64,236)

Operating expenses

During the three months ended September 30, 2014, our total operating expenses were $57,817 as compared to $59,336 during the three month ended September 30, 2013.

During the three months ended September 30, 2014 we incurred $36,167 of exploration costs as compared to $40,711 during the same period in 2013.  Exploration costs for the three months ended September 30, 2014 are primarily comprised of claim renewal payments to the Bureau of Land Management totaling $8,060, and $27,988 of payments made to maintain our Silver District lease.

Exploration costs for the three months ended September 30, 2013 totaled $40,711 and are primarily comprised of filing fees with the Bureau of Land Management to maintain our claims totaling $12,605 and filing fees with the Bureau of Land Management, the State of Arizona and a lease payment to a private party to maintain our Silver District claims totaling $28,048.

General and administrative expenses for the three months ended September 30, 2014 totaling $21,650 were comprised professional fees including accounting and audit fees of $5,583, legal fees totaling $3,270, management fees to Mr. Power totaling $7,500, investor relations fees totaling $759, and other expenses totaling $4,538 mainly comprised of travel expenses and other corporate marketing and office related expenses.

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

Interest expense for the three months ended September 30, 2014 and 2013 totaled $9,610 and $4,900, respectively, and is attributable to our related party line of credit, which accrues interest at the rate of 6.0% per year, and our related party notes payable which accrue interest at a weighted average interest rate of 6.58%.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,
	2014	2013

Operating expenses:
Exploration costs	$ 134,126	$ 96,680
General and administrative expenses	66,187	68,601

Total operating expenses	200,313	165,281

Operating loss	(200,313)	(165,281)

Other income (expense):
Interest expense	(25,605)	(11,154)
Net loss	$ (225,918)	$ (176,435)

Operating expenses

During the nine months ended September 30, 2014, our total operating expenses were $200,313 as compared to $165,281 during the nine months ended September 30, 2013.

During the nine months ended September 30, 2014 we incurred $134,126 of exploration costs as compared to $96,680 during the same period in 2013.  Exploration costs for the nine months ended September 30, 2014 are primarily comprised of drilling expenses, geologist fees and other related costs totaling approximately $93,000 associated with our exploratory drilling program on our Silver District project during April 2014.  Magellan drilled three core holes totaling 990 feet.  One hole was a confirmation hole intended to verify results reported by a prior operator and the other two holes were more exploratory in nature.  Our geologist selected 52 samples from the three holes that were submitted to an independent assay lab for analysis.  The new drill results will be incorporated into the existing historic drill database for use in planning additional drilling of the immediate project area.  Geologic evaluation of the entire district continues as we develop additional drill targets in and around the multiple satellite deposits in the Silver District land package.  The results from the drilling program were previously reported in our Form 8-K and related press release dated May 15, 2014.

Other exploration costs totaling approximately $41,000 primarily consist of various geologic, geochemical, lease maintenance and other exploration related costs associated with other projects.

During the nine months ended September 30, 2013 we incurred $96,680 of exploration costs.  Exploration costs of approximately $88,000 for the nine months ended September 30, 2013 are primarily comprised of consulting geologist fees and related expenses associated with the review of the Silver District and Sacramento Mountains projects and claim maintenance and renewal fees with the Bureau of Land Management and the State of Arizona and one private party.   The primary objective was to develop drill targets on both projects and file applications with the BLM to conduct exploratory drilling subject to available working capital.  Other exploration costs totaling approximately $9,000 primarily consist of geologic fees and other fees and licenses.

General and administrative expenses for the nine months ended September 30, 2014 totaling $66,187 were comprised professional fees including accounting and audit fees of $21,728, legal fees totaling $9,169, management fees to Mr. Power totaling $22,500, investor relations fees totaling $1,942, advertising and promotional fees of $2,713, and other expenses totaling $8,135 mainly comprised of travel expenses, corporate marketing and other office related expenses.

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

Interest expense for the nine months ended September 30, 2014 and 2013 totaled $25,605 and $11,154, respectively, and is attributable to our related party line of credit, which accrues interest at the rate of 6.0% per year, and our related party notes payable which accrue interest at a weighted average interest rate of 6.58%.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Nine Months Ended September 30,
	2014	2013
Net cash used in operating activities	$ (166,895)	$ (191,688)
Net cash used in investing activities	(180,000)	(40,350)
Net cash provided by financing activities	344,850	228,454
Net decrease in cash	(2,045)	(3,584)
Cash and cash equivalents, beginning of period	2,128	4,409
Cash and cash equivalents, end of period	$ 83	$ 825

As of September 30, 2014, we had $83 in cash and a $888,549 working capital deficit. This compares to cash of $2,128 and a working capital deficit of $504,088 at December 31, 2013.

Net cash used in operating activities during the nine months ended September 30, 2014 was $166,895 and was mainly comprised of our $(225,918) net loss during the period, which was partially offset with increases in accounts payable and accrued expenses totaling $11,961, as well as increases totaling $25,605 in amounts due to related parties representing accrued interest on our related party line of credit and notes payable.

Also, in November 2013, we paid $21,457 to the Bureau of Land Management (“BLM”) representing a deposit for potential reclamation of proposed drilling sites should the Company decide to drill exploratory holes on its Silver District project.  In April 2014 we completed an exploratory drilling program, and upon its completion requested the return of the deposited funds from the BLM, and in July 2014 those funds were received.

Net cash used in operating activities during the nine months ended September 30, 2013, was $191,688 and was mainly comprised of our $(176,435) net loss during the period as well as decreases in accounts payable and accrued expenses totaling $9,071 and increases totaling $2,457 in amounts due to related parties.  In addition, in August 2013, we paid $8,639 to the Bureau of Land Management representing a deposit for potential reclamation of proposed drilling sites on our Sacramento Mountains project.

During the nine months ended September 30, 2014 we used $180,000 of cash in investing activities, of which $80,000 represents a payment to Columbus Exploration under our option agreement to make the final installment on the purchase of a patented claim included in the Silver District land package.  In addition, effective September 29, 2014, we entered into a purchase agreement with Columbus Silver Corporation and its wholly-owned subsidiary of Columbus Exploration Corporation.  Under the terms of the agreement, we purchased certain patented and unpatented mining claims, an Arizona State minerals lease and a mining lease with a third-party in La Paz County, Arizona known as the Silver District which were the subject of the Option Agreement-Silver District dated August 28, 2012 between the Company and Columbus.  The Agreement supersedes the Option Agreement and conveys the Silver District Claims to the Company.

The consideration for the Silver District Claims was a one-time payment of $100,000, which we obtained through a draw against our credit agreement with Mr. Gibbs. There are no additional future payments required under the Agreement to Columbus, however, there are certain ongoing obligations under the mineral leases to maintain them in good standing.  All of the underlying obligations under the claims, and leases have been met for 2014.

During the nine months ended September 30, 2013 we used $40,350 of cash in investing activities, which was comprised of a $30,000 payment to maintain our option agreement associated with our Silver District claims, and $10,350 for the acquisition of our Sacramento Mountains claims.

During the nine months ended September 30, 2014, cash provided by financing activities was $344,850.  In December 2012, we entered into a line of credit arrangement with John D. Gibbs, a significant investor, to facilitate timely cash flows for the Company’s operations. On December 31, 2013 we amended our credit agreement with Mr. Gibbs to increase the borrowing limit under the line of credit to $750,000.  During the nine months ended September 30, 2014 we drew an additional $290,000 on this credit line.  In addition, we received an additional $50,000 in funding from Mr. Power in the form of a demand note, which accrues interest at 6.75%.  During the second quarter of 2014, the Company paid $5,000 representing a reduction of principal on Mr. Power’s $20,000 demand note, which accrues interest at 6%.  Also, during the nine months ended September 30, 2014, Mr. Power advanced the Company $42,350, of which $32,500 has been repaid.

During the nine months ended September 30, 2013, cash provided by financing activities was $228,454, and is primarily comprised of draws on our credit agreement with Mr. Gibbs totaling $224,604 on this credit line, which were used primarily to pay for geological consultant, claim staking, claim maintenance and renewal costs and to fund our general corporate expenses. Also, during the nine months ended September 30, 2013, Mr. Power advanced the Company $24,500, of which $20,650 had been repaid.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of September 30, 2014. No impairment loss was recognized during either the nine months ended September 30, 2014 and 2013.

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

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Purchase Agreement with Columbus Silver (U.S.) Corporation effective September 29, 2014 filed as an exhibit to Form 8-K dated September 29, 2014 and filed with the Commission on October 2, 2014.
99.2	Promissory Note payable to Clifford L. Neuman dated effective October 2, 2014 and filed as an exhibit to Form 8-K dated September 29, 2014 and filed with the Commission on October 2, 2014.
____________________
101.INS	XBRL Instance**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.DEF	XBRL Taxonomy Extension Definition**
101.LAB	XBRL Taxonomy Extension Labels**
101.PRE	XBRL Taxonomy Extension Presentation**

*	Filed herewith
**	Furnished, not filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN GOLD CORPORATION

Dated: November 13, 2014	By:	/s/ John C. Power
John C. Power
President, Chief Executive Officer, Chief Accounting Officer, Secretary, Treasurer and Director.