Form 10-K
period 2014-12-31
MAGELLAN GOLD Corp
filed 2015-03-23
CIK 1515317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of the 2,498,090 shares of voting and non-voting common equity held by non-affiliates of the Company calculated by taking the last sales price of the Company's common stock of $0.03 on March 13, 2015 was $1,466,073.

The number of shares outstanding of the registrant’s common stock, as of March 17, 2015 is 48,869,091.

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

In August 2012, we entered into an Option Agreement with Columbus Silver (US) Corporation (“Columbus”) to purchase  “The Silver District Claims” consisting of 85 unpatented lode mining claims, 4 patented lode claims, an Arizona mining lease of 154.66 acres and 23 unpatented mill site claims, totaling over 2,000 acres in Lap Paz County, Arizona.   In addition, Magellan staked 9

unpatented claims in 2013 in the Silver District adjacent to the land package then under option from Columbus.  Magellan renewed in 2014 only 2 of the 9 claims staked in 2013.

Effective September 29, 2014, we entered into a Purchase Agreement  with Columbus Silver (US) Corporation, a wholly-owned subsidiary of Columbus Exploration Corporation (TSXV:CLX) to purchase the patented and unpatented mining claims that had been covered by the Option Agreement.   The Purchase Agreement superseded the Option Agreement and conveyed the Silver District Claims to the Company.  In consideration of the Silver District Claims, we made a one time payment to Columbus in the amount of $100,000.  Following our purchase of the Silver District Claims, we formed a new wholly-owned subsidiary “Gulf + Western Industries, Inc.” (“Gulf + Western”) and transferred our interest in the Silver District Claims to Gulf + Western.

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

Our primary focus during the next twelve months will be to further explore, and, if warranted and feasible, permit and pursue exploration drilling on these mineral properties subject to available funding.

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

Magellan, Athena and Silver Saddle are each is involved in the business of acquisition and exploration of mineral resources.

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

The following map illustrates the location of our significant properties in the States of Arizona and California:

Magellan Gold Corporation
Project Location Map
Canada
USA
Mexico
CALIFORNIA
ARIZONA
Sacramento
Mtns. Project
Silver District
Project
N
0
300 Km
0
200 Miles

SILVER DISTRICT, LA PAZ COUNTY, ARIZONA

Effective August 28, 2012, Magellan entered into an Option Agreement  with Columbus Silver  Corporation, a Nevada corporation (“Columbus”), which Option Agreement grants the Company the right to acquire all of Columbus’ interest in its Silver District properties located in La Paz County, Arizona. Magellan paid Columbus an initial $63,200 on signing the Option and an additional $50,000 before December 31, 2012.   An amendment was signed in August 2013 extending the payments to exercise the option.

Effective September 29, 2014, we entered into a Purchase Agreement  with Columbus Silver (US) Corporation, a wholly-owned subsidiary of Columbus Exploration Corporation (TSXV:CLX) to purchase the patented and unpatented mining claims that had been covered by the Option Agreement.   The Purchase Agreement superseded the Option Agreement and conveyed the Silver District Claims to the Company.  In consideration of the Silver District Claims, we made a one-time payment to Columbus in the amount of $100,000.   Following our purchase of the Silver District Claims, we formed a new wholly-owned subsidiary “Gulf + Western Industries, Inc.” (“Gulf + Western”) and transferred our interest in the Silver District Claims to Gulf + Western.

A Notice of Intent to Operate was submitted to the Bureau of Land Management (BLM) Field Office in Yuma, AZ on March 15, 2013. It was accepted as complete and approved for bonding by BLM on April 4, 2013. The Notice comprises a program of up to twelve (12) exploratory drill holes on twelve (12) drill pads on Magellan’s unpatented claims near the Papago and Red Cloud mines in the Silver District.  Magellan submitted a personal (cash) bond in the amount of $21,457 to the State BLM office in Phoenix on December 20, 2013 and the bond was accepted by BLM on December 26, 2013.  Magellan also applied for a State of Arizona permit to drill for all twelve drill holes on November 6, 2013.  A Drilling Authorization Certificate was issued to Magellan and its drilling contractor by the Arizona Department of Water Resources on February 5, 2014.  Our initial drill program was completed in May 2014 as described below.

Upon completion of the drill program and site reclamation, our NOI was completed and our bond of $21,457 was refunded in 2014.

Magellan drilled two (PA-01 / 336 total depth & PA-02 / 380 total depth) core holes to test its Papago target and one (RC-01/ 244 total depth) to test its Red Cloud target.  Our consulting geologist selected 52 samples that were delivered to ALS Labs in Reno, NV for analysis.

The highlights of the assay results include the following:

•

Excellent comparison of our core hole PA-01 with historic RC hole with S242P.   Magellan PA-01 intercept of 90 feet grading 6.05 OPT Ag, (including 10 feet of 17.06 OPT Ag), compare very favorably to the historic result of 90 feet grading 5.78 OPT Ag (including 10 feet averaging 14.60 OPT Ag).

•

Previously unreported significant zinc and lead assays from the mineralization in PA-01 4.71% Zn and 1.56% Pb over 90 feet, including 10 feet averaging 8.35% Zn and 4.02% Pb.

•

PA-01 intercepted a previously unknown vein structure, about 15 feet wide and approximately 50 feet below the known mineralized structure, that includes 3 feet grading 3.64% Zn, 0.62% Pb and 0.15 OPT Ag. The significance of this occurrence relative to the Papago resource area is unknown at this time.

•

PA-02 was drilled 250 feet east of PA-01 to test for the down plunge extension of that intercept, but did not encounter any mineralization due to offset by a late fault.

•

RC-01 was drilled just north of the Red Cloud open pit to intersect the extension of the Red Cloud vein beneath the Red Cloud Fault.  Although the vein was known to be partly cut off by that fault, the hole intersected over 10 feet of the footwall of the vein, which has never been mined, including five feet grading 3.2% Pb, 7.47% Zn, 0.6 OPT Ag and Trace Au. The granodiorite in the footwall of the vein was extensively altered with stockwork veins for over 50 feet, containing anomalous levels of Pb, Zn, Ag and Au.

The new drill results will be incorporated into the existing historic drill database for use in planning additional drilling of the immediate project area.  Geologic evaluation of the entire district continues as Magellan develops additional drill targets in and around the multiple satellite deposits in the Silver District land package.   We have not filed a new Notice of Intent to Operate with the BLM for follow up drilling.

The Silver District project area  consists of  87 unpatented lode mining claims, 4 patented lode claims, an Arizona mining lease of 154.66 acres and 23 unpatented mill site claims, totaling over 2,000 acres is approximately 80 kilometers (50 miles) north of Yuma in southwest Arizona.

PATENTED CLAIMS UNDER SILVER DISTRICT PURCHASE AGREEMENT

Red Cloud Patented Mining Claim – MS 749; Parcel #301-34-003 La Paz Co. Assessor

(Subject to lease agreement)

JAMES G. BLAINE Patented Mining Claim – MS 1258-A   Parcel #301-31-001 La Paz Co. Assessor

BLACK ROCK;  Patented Mining Claim – MS 291 Parcel #301-34-002 La Paz Co. Assessor

PACIFIC; Patented Mining Claim – MS 292 Parcel #301-34-002 La Paz Co. Assessor

ARIZONA STATE MINING LEASE UNDER SILVER DISTRICT PURCHASE

 AGREEMENT

MINERAL EXPLORATION PERMIT #08-114891 - ARIZONA STATE LEASE SIGNED: Sept. 24, 2010   154.66 ACRES

UNPATENTED CLAIMS HELD UNDER SILVER DISTRICT PURCHASE AGREEMENT

Plata No. 1(3rd am)	AMC# 44189 (subject to lease agreement)
Plata No. 2 (2nd Am.)	AMC# 44190 (subject to lease agreement)
POP #1 (2dAm.)	AMC# 43990
POP #2 (2d Am.)	AMC# 43991
POP #3 (2d Am)	AMC# 43992
POP #4 (2d Am)	AMC# 43993
POP #5 (2d Am)	AMC# 43994
POP #6 (2d Am)	AMC# 43995
POP #7 (2d Am)	AMC# 43996
POP #8 (2d Am)	AMC# 43997
POP #9 (2d Am)	AMC# 43998
POP #10 (2d Am)	AMC# 43999
POP #11 (2d Am)	AMC# 44000
POP #13 (2dAm)	AMC# 44002
POP #14 (2dAm)	AMC# 44003
POP #15 (2dAm)	AMC# 44004
POP #16 (2dAm)	AMC# 44005
POP #17 (Am)	AMC# 44006
POP #19 (Am)	AMC# 44008
POP #21 (Am)	AMC# 44010
POP #22 (Am)	AMC# 44011
POP #24 (2d Am	AMC# 44013
POP #25 (2d Am	AMC# 44014
POP #26 (2d Am	AMC# 44015
POP #27 (2d Am	AMC# 44016
POP #28 (2d Am	AMC# 44017
POP #29 (2d Am	AMC# 44018
POP #30 (Am)	AMC# 44019
POP #31 (Am)	AMC# 44020
POP #32 (Am)	AMC# 44021
POP #37 (2d Am)	AMC# 44026
POP #38 (2d Am)	AMC# 44027
POP #43 (Am)	AMC# 44032
POP #50 – POP #51	AMC# 207723-207724
POP #53 – POP #57	AMC# 207725-207729
POP #62	AMC# 207734
RUF #1	AMC # 129269
RUF #2	AMC # 129270
RUF #5	AMC # 129273
RUF #9	AMC # 129277
RUF #10	AMC# 129278
RUF #12	AMC# 129280
RUF #13	AMC# 129281
RUF #14	AMC# 129282
RUF #15	AMC# 129283
RUF #17	AMC# 129285
RUF #18	AMC# 129286
RUF #22	AMC# 129290
RUF #23	AMC# 129291
RUF #24	AMC# 129292
MIL #1	AMC # 129261
MIL #2	AMC# 129262
MIL #3	AMC# 129263
MIL #4	AMC# 129264
MIL #5	AMC# 129265
MIL #6	AMC# 129266
G + W #2	AMC # 129255
G + W #3	AMC # 129256
G + W #4	AMC # 129257
PL-1 – PL-2	AMC # 366944-366945
Arch	AMC # 366937
RU 1 – RU 3	AMC # 366947-366949
CH-1 – CH-6	AMC # 366938-366943
POP 39	AMC # 366946
A-1	AMC # 369924
RIHO	AMC # 369925
MAX 13-26	AMC # 386562-386575
Ruth #1 Amended	AMC # 42216
Ruth #3 Amended	AMC# 44218
Ruth #5 Amended	AMC# 44220
Ruth #7 Amended	AMC# 44222
Plata No. 3 Amended	AMC# 44191
Plata No. 5 Amended	AMC# 44193
Plata No. 6 Amended	AMC# 44194
Plata No.10 Amended	AMC# 44195
Plata No.11 Amended	AMC# 44196
Plata No.12 Amended	AMC# 44197
Plata No.14	AMC# 44199
Plata No.15 Amended	AMC# 44200
Chuck No.5	AMC# 44208
Chuck No.7	AMC# 44210
Chuck No.9	AMC# 44212

STAKED & MAINTAINED BY MAGELLAN IN SILVER DISTRICT

UNPATENTED BLM CLAIMS

SD 30

AMC424398

SD 37

AMC424404

The Silver District Claims are subject to third party lease and/or net smelter royalties of varying percentages.

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

A Notice of Intent to Operate was submitted to the Bureau of Land Management (BLM) Field Office in Needles, CA on February 11, 2013. It was accepted as complete and approved for bonding by BLM on February 11, 2013. The Notice comprises a program of up to six (6) exploratory drill holes on six (6) drill pads on Magellan’s SMF claim group.  Magellan submitted a personal (cash) bond in the amount of $8,639.00 to the Needles BLM office on August 30, 2013; at which time Magellan was authorized to commence exploratory drilling.  The Notice was good for two (2) years from date of acceptance and has been extended until February 2017.

Discontinued Mineral Interests

Pony Express Claims

On November 18, 2010, we staked two unpatented lode mining claims (the “Pony Express Claims”) giving us the right to explore, develop and conduct mining operations on these claims located in Churchill County, Nevada.    We did not renew these claims in 2014.

BLM Claim No.

Claim Name

 BLM# NMC1036374

Pony Express #1

 BLM# NMC1036375

Pony Express #10

Unpatented Mining Claims:  The Mining Law of 1872

Except for the Arizona State Mineral Lease and patented claims held within the Silver District Claims, our mineral rights consist of leases covering "unpatented" mining claims created and maintained in accordance with the U.S. General Mining Law of 1872, or the “General Mining Law.” Unpatented mining claims are unique U.S. property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. The validity of an unpatented mining claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law that supplement the General Mining Law. Also, unpatented mining claims and related rights, including rights to use the surface, are subject to possible challenges by third parties or contests by the federal government. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining claims. We have not filed a patent application for any of our unpatented mining claims that are located on federal public lands in the United States and, under possible future legislation to change the General Mining Law, patents may be difficult to obtain.

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
La Paz County, Arizona
Claim Location Map
1000 meters
200 feet
March 2, 2015
N
723,000E
724,000E
725,000E
726,000E
3,669,000N
3,668,000N
3,667,000N
3,666,000N
3,665,000N
3,664,000N
3,663,000N
3,662,000N
T 3 S - R 23 W
T 3 S - R 22 W
T 3 S - R 23 W
T 4 S - R 23 W
T 4 S
R 23 W
STATE LEASE
Section 2
Partial Acreage
STATE LEASE
~160 acres Sec. 2
A-1
Arch
POP 62
POP 2
POP 3
POP 4
POP 5
POP 1
POP 6
POP 7
POP 8
POP #9
POP #10
POP #11
POP #13
POP #14
POP #15
POP #16
POP #17
POP #19
POP 21
POP 22
POP 24
POP 25
POP 26
POP 27
POP #28
POP #29
POP #30
POP #31
POP #32
POP 50
POP 51
POP 53
POP 54
POP 55
POP 56
POP 57
POP 37
POP #39
POP 43
G+W #2
G+W #3
G+W #4
MENDIVIL
PRINCESS
MAX 13
MAX 14
MAX 15
MAX 16
MAX 17
MAX 18
MAX 19
MAX 20
MAX 21
MAX 22
MAX 23
MAX 24
MAX 25
MAX 26
CH-6
CH-5
CH-4
CH-3
CH-1
CH-2
CHUCK 9
CHUCK 7
CHUCK 5
Plata 3
Plata No. 15
Plata No. 14
Plata No. 11
Plata No. 12
Plata No. 10
RED CLOUD
RUTH 1
RUTH 3
RUTH 5
RUTH 7
Plata 5
Plata 6
Plata No. 1
PL-1
PL-2
RUF #1
RUF #2
RUF #5
RUF #9
RUF #10
RUF #12
RUF #13
RUF #14
RUF #15
RUF #17
RUF #18
RUF #22
RUF #23
RUF #24
RU 1
RU 2
RU 3
SILVER GLANCE
Pacific Sur. No. 292
Black Rock Sur. No. 291
MIL 1
MIL 2
MIL 3
MIL 4
MIL 5
MIL 6
SD 30
RIHO
SD 37

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

North on US 95 from Yuma. Turn on the road to Martinez Lake approximately 2 1/2 miles north of the Imperial Dam turn-off (from US 95N); after turning west, you travel through the Yuma Proving Grounds about 6 or 7 miles. There is a trailer park-type settlement on the east side of the lake and a sign to Martinez Lake, turn right (North) towards Wildlife Refuge and that road is known as the Red Cloud mine Road. Stay on Red Cloud Mine road along the wash and actually passes back through a corner of the Yuma Proving Grounds and leads to the Red Cloud Mine.

The “Silver District” project consists of 87 unpatented lode mining claims, 4 patented lode claims, an Arizona mining lease of 154.66 acres and 23 unpatented mill site claims, totaling over 2,000 acres in Lap Paz County, Arizona.

The underlying claims are also subject to third party lease and net smelter royalties of varying percentages.

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

Modern exploration, principally shallow drilling, metallurgical test work and a number of scoping studies to evaluate development of the silver and fluorspar deposits of the District, was carried out intermittently from 1973 through 1992 by Gulf + Western Industries (no relation to our recently-formed subsidiary) through its New Jersey Zinc subsidiary, Orbex Resources and its successor companies, Silver Glance Resources and Silverspar Minerals.  A total of 465 holes for an aggregate length of 62,866 feet were drilled during this period.  The project has been largely inactive since that time.

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

Past explorers in the District identified a number of outcropping ore bodies (some of which saw production in the late 19th and early 20th centuries) and defined new and larger resources to moderate depths with drilling.  These known occurrences are the exposed portions of three long, through going fault trends in the District.  Potential for the discovery of additional mineralization is likely to be at depth below known ore bodies and along the fault trends in between known ore bodies. The best methods for pursuing this objective are drilling at depth below known ore bodies, using geology as a targeting tool and remote sensing tools such as geophysics to look for blind (non-outcropping) mineralization in the unexplored areas described.  Positive results from geophysical surveys would likely require testing with a drill.  Both of these approaches will need to be progressive, with drilling and geophysical orientation over the best known mineralization on one fault or vein trend, as defined by geological review.  Currently, the known mineralization at the historic Red Cloud and Papago mines would be our initial exploration targets.

Geological mapping, with rock sampling and assaying, will help guide the drilling and geophysical surveying. The geophysical survey will be designed to test for sulfide mineralization within the vein structure below the currently known resources at Red Cloud and Papago and, if successful, will be used in future campaigns to test for similar mineralization under other historic resource areas in the district and the unexplored areas between them. Drilling of geologically and geophysically defined targets will initially be done by coring to provide control on the geology of the vein system and to help in characterizing the mineralization and grades therein.

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

Magellan staked fifty (50) unpatented lode mining claims (SMF 1-50) or approximately 1,000 acres, in which they have a 100% unencumbered interest, on Federal (BLM) land in October 2012.  The claims were properly recorded in the San Bernardino County and with the Bureau of Land Management. The claims are currently in good standing until September 1, 2015, by which time Federal maintenance fees of $155 per claim must be paid to the BLM in Sacramento. In addition, a Notice of Intent to Hold must be recorded in San Bernardino County.

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

PLAN OF EXPLORATION

The further exploration on our Silver District (Arizona) and Sacramento Mountains Project (California) during 2015 in the manner previously described is contingent upon securing additional loans or equity funding.

GOLD PRICES

Our operating results are substantially dependent upon the world market prices of gold. We have no control over gold prices, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low prices of gold (as reported by www.kitco.com) per ounce during the periods indicated:

	Year Ended December 31,
	2014		2013		2012
	HIGH	LOW	HIGH	LOW	HIGH	LOW
GOLD	$1,385.00	$1,142.00	$1,693.75	$1,192.00	$1,791.75	$1,540.00

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

Our financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the reports of our auditors issued in connection with our financial statements for the fiscal year ended December 31, 2014, contain explanatory paragraphs indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern.

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

• speculative activities;

• expectations for inflation; and,

• political and economic conditions.

The aggregate effect of these factors on metals prices is impossible for us to predict. Decreases in metals prices could adversely affect our ability to finance the exploration and development of our properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline. As reported on the website www.kitco.com, during the year  ended December 31, 2014, the high and low settlement prices for gold were $1,385.00 and $1,142.00 per ounce, respectively.

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

None

ITEM 4.

REMOVED AND RESERVED

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Effective May 2012, our common stock was approved for quotation on the OTC Bulletin Board under the ticker symbol “MAGE.”  The following sets forth the high and low trading prices for the periods shown:

	2014
	High	Low
First quarter ended March 31	$0.050	$0.040
Second quarter ended June 30	$0.510	$0.020
Third quarter ended September 30	$0.049	$0.031
Fourth quarter ended December 31	$0.040	$0.035

The bid and ask prices of the Company's common stock as of December 31, 2014 were $0.036 and $0.050 respectively, as reported on the OTCBB.  The OTCBB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer.  The prices do not reflect prices in actual transactions.  As of February 11, 2015 there were approximately 51 record owners of the Company's common stock.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Magellan,” “we,” “our,” and “us” to refer to Magellan Gold Corporation.

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report. The discussion of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

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

In August 2012, we entered into an option agreement to purchase  “The Silver District” project consisting of 85 unpatented lode mining claims, 4 patented lode claims, an Arizona mining lease of 154.66 acres and 23 unpatented mill site claims, totaling over 2,000 acres in La Paz County, Arizona.   In 2013, we added 9 unpatented lode mining claims to the claim block, which we subsequently reduced by 7 claims resulting in a net addition of 2 claims.   In September 2014, we renegotiated our option agreement and purchased the Silver District claims from Columbus Exploration.   In addition, all our ownership interests in the Silver District properties have been pledged as security for amounts outstanding under the credit agreement we have with Mr. John D. Gibbs.  As of December 31, 2014, the total amount owed under the credit agreement was $783,231, which includes $53,627 of accrued interest.

We also have staked fifty (50) unpatented lode mining claims known as the “Sacramento Mountains” project totaling approximately 1,000 acres, in which we have a 100% unencumbered interest, on Federal (BLM) land in October 2012 and filed the claims with the BLM in January 2013 which were renewed with the BLM in 2013 and 2014.  The Project is located in the northwest corner of the Sacramento Mountains approximately 10 miles WNW of Needles, California.

Our primary focus during the next twelve months, and depending on available resources, will be to further explore our mineral properties.

Results of Operations

Results of Operations for the Years Ended December 31, 2014 and 2013

	Years Ended December 31,
	2014	2013

Operating expenses:
Exploration costs	$ 134,697	$ 97,740
General and administrative expenses	92,234	83,816
Impairment of mineral rights	-	14,821
Total operating expenses	226,931	196,377

Operating loss	(226,931)	(196,377)

Other income (expense):
Interest expense	(68,118)	(17,024)
Loss on change in fair value of derivative	(580)	-
Net loss	$ (295,629)	$ (213,401)

Operating expenses

During the year ended December 31, 2014, our total operating expenses were $226,931 as compared to $196,377 during the year ended December 31, 2013.

During the year ended December 31, 2014 we incurred $134,697 of exploration costs as compared to $97,740 in 2013.  Exploration costs for the year ended December 31, 2014 are primarily comprised of drilling expenses, geologist fees and other related costs totaling approximately $93,000 associated with our exploratory drilling program on our Silver District project during April 2014.  We drilled three core holes totaling 990 feet.  One hole was a confirmation hole intended to verify results reported by a prior operator and the other two holes were more exploratory in nature.  Our geologist selected 52 samples from the three holes that were submitted to an independent assay lab for analysis.  The new drill results will be incorporated into the existing historic drill database for use in planning additional drilling of the immediate project area.  Geologic evaluation of the entire district continues as we develop additional drill targets in and around the multiple satellite deposits in the Silver District land package.  The results from the drilling program were previously reported in our Form 8-K and related press release dated May 15, 2014.

Other exploration costs totaling approximately $42,000 primarily consist of various geologic, geochemical, lease maintenance and other exploration related costs associated with our projects.

During the year ended December 31, 2013 we incurred $97,740 of exploration costs.  Exploration costs totaling approximately $89,000 are primarily comprised of consulting geologist fees and related expenses associated with the review of the Silver District and Sacramento Mountains projects and claim maintenance and renewal fees with the Bureau of Land Management and the State of Arizona and one private party.   The primary objective was to develop drill targets on both projects and file applications with the BLM to conduct exploratory drilling subject to available working capital.  Other exploration costs totaling approximately $9,000 primarily consist of geologic fees and various other fees and licenses.

General and administrative expenses for the year ended December 31, 2014 totaling $92,234 were comprised professional fees including accounting and audit fees of $27,503, legal fees totaling $20,532, management fees to Mr. Power totaling $30,000, other professional fees of $4,443, and other expenses totaling $9,756 mainly comprised of travel expenses, fees, licenses and other office related expenses.

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

During the fourth quarter of 2013, and due to a decline in precious metals prices and the absence of currently available funds to further develop these early stage projects, we recorded impairment charges equal to the amount of our capitalized mineral rights for our Sacramento Mountains and the Pony Express projects at December 31, 2013 in the amount of $14,821.

Interest expense for the years ended December 31, 2014 and 2013 totaled $68,118 and $17,024, respectively, and is partially attributable to our related party line of credit, which accrues interest at the rate of 6.0% per year, and our related party notes payable which accrue interest at a weighted average interest rate of 6.58%.

In addition, in October 2014 we converted certain amounts payable to a legal services provider into a Convertible Note Payable (“Note”).  Interest accrues quarterly on the outstanding principal and interest balances of the Note at 6% per annum.

The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price.  Accordingly, the conversion features of the Note are considered a discount to the Note.  However, since the Note is payable upon demand by the note holder, the value of the discount is considered interest expense at the time of its inception.  The Note shall be evaluated quarterly, and upon any quarterly valuations in which the value of the discount increases, we will recognize a loss due to an increase in the fair value of the derivative liability.  Therefore, we recorded a derivative liability at the Note inception, and adjusted the liability at December 31, 2014.  As a result of these valuations, $29,940 of interest expense was incurred during the quarter ended December 31, 2014 and $580 was recorded as a loss due to change in fair value of derivative.

We estimate the fair value of this derivative at each balance sheet date until such time the Note is paid or converted.

We estimated the fair value of the derivative on the date of issuance and at December 31, 2014 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.

The following table summarizes the assumptions used to value the derivative Note discount at inception on October 1, 2014:

Fair value assumptions – derivative:	Inception: October 31, 2014
Risk free interest rate	0.11%
Expected term (years)	1.0
Expected volatility	146%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative Note discount at December 31, 2014:

Fair value assumptions – derivative:	December 31, 2014
Risk free interest rate	0.25%
Expected term (years)	1.0
Expected volatility	162%
Expected dividends	0%

Liquidity and Capital Resources:

We intend to meet our cash requirements for the next 12 months primarily through the utilization of our line of credit, as amended, established in December 2012, as well as the private placement of debt or equity instruments. We currently do not have any arrangements in place to complete private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

On December 31, 2012, we entered into a line of credit arrangement with John D. Gibbs, a significant investor, to facilitate timely cash flows for the Company’s operations.  The line of credit initially provided for a maximum balance of $250,000, and accrues interest at 6%, which is payable from time to time and due at maturity.  On December 31, 2013 we amended our credit agreement with Mr. Gibbs to increase the borrowing limit under the line of credit to $750,000.  And on December 31, 2014 the agreement was again amended to increase the borrowing limit under the line of credit to $900,000 and extend the maturity date to December 31, 2015.  In addition, on December 31, 2014 we pledged all our ownership interests in the Silver District properties as security for all outstanding amounts under the credit agreement.  All other terms of the credit agreement, including the interest rate remained unchanged. The Company evaluated the amended for significant modification and concluded that there were no discounts recorded on the line of credit or fees and as such there is no accounting for the modification.

Our primary priority is to retain our reporting status with the SEC, which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on further exploration and development of our mineral properties. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Years Ended December 31,
	2014	2013
Net cash used in operating activities	$ (199,884)	$ (240,885)
Net cash used in investing activities	(180,000)	(40,350)
Net cash provided by financing activities	377,850	278,954
Net decrease in cash	(2,034)	(2,281)
Cash and cash equivalents, beginning of period	2,128	4,409
Cash and cash equivalents, end of period	$ 94	$ 2,128

At December 31, 2014, we had $94 in cash and a $958,440 working capital deficit. This compares to cash of $2,128 and a working capital deficit of $504,088 at December 31, 2013.

Net cash used in operating activities during the year ended December 31, 2014 was $199,884 and was mainly comprised of our $(295,629) net loss during the period, which was partially offset with interest expense and the change in our derivative liability as discussed above in Results of Operations, and a decrease in prepaid expenses and other assets totaling $21,457 representing a refund of a deposit we paid in November 2013 to the Bureau of Land Management for potential reclamation of proposed drilling sites should we decide to drill exploratory holes on our Silver District project.  In April 2014 we completed an exploratory drilling program, and upon its completion requested the return of the deposited funds from the BLM, and in July 2014 those funds were received.  We also had increases in accounts payable and accrued expenses totaling $5,590, as well as increases in accrued interest totaling $38,178 representing accrued interest on our related party line of credit and notes payable.

Net cash used in operating activities during the year ended December 31, 2013, was $240,885 and was mainly comprised of our $(213,401) net loss during the period as well as increases in prepaid expenses and other current assets totaling $30,096.  During 2013, we paid $30,096 to the Bureau of Land Management representing deposits for potential reclamation of proposed drilling sites should the Company decide to drill exploratory holes on its Sacramento Mountains and Silver District projects. We also had decreases in accounts payable and accrued expenses totaling $28,036, as well as increases in accrued interest totaling $15,827 representing accrued interest on our related party line of credit and notes payable.  In addition, we recorded impairments of certain mineral rights as discussed above totaling $14,821.

During the year ended December 31, 2014 we used $180,000 of cash in investing activities, of which $80,000 represented a payment under our option agreement to make the final installment on the purchase of a patented claim and $100,000 payment to Columbus Exploration to complete the purchase of the Silver District properties as described more fully below.  Effective September 29, 2014, we entered into a purchase agreement with Columbus Silver Corporation and its wholly-owned subsidiary of Columbus Exploration Corporation.  Under the terms of the agreement, we purchased certain patented and unpatented mining claims, an Arizona State minerals lease and a mining lease with a third-party in La Paz County, Arizona known as the Silver District which were the subject of the Option Agreement-Silver District dated August 28, 2012 between the Company and Columbus.  The Agreement supersedes the Option Agreement and conveys the Silver District Claims to the Company.

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

During the year ended December 31, 2013 we used $40,350 of cash in investing activities, which is comprised of a $30,000 payment on an underlying patented claim purchase contract to maintain our option agreement associated with our Silver District claims, and $10,350 for the acquisition of our Sacramento Mountains claims.

During the year ended December 31, 2014, cash provided by financing activities was $377,850.  In December 2012, we entered into a line of credit arrangement with John D. Gibbs, a significant investor, to facilitate timely cash flows for the Company’s operations. On December 31, 2013 we amended our credit agreement with Mr. Gibbs to increase the borrowing limit under the line of credit to $750,000.  On December 31, 2014 we again amended the agreement to increase the borrowing limit to $900,000 and extended the maturity date to December 31, 2015.  During 2014, we drew an additional $330,000 on this credit line.  In addition, we received an additional $50,000 in funding from Mr. Power in the form of a demand note, which accrues interest at 6.75%.  During the second quarter of 2014, the Company paid $5,000 representing a reduction of principal on Mr. Power’s $20,000 demand note, which accrues interest at 6%.  Also, during 2014, Mr. Power advanced the Company $42,350, of which $39,500 has been repaid.

During the year ended December 31, 2013, cash provided by financing activities was $278,954.  During 2013 we drew $284,604 on the credit line funded by Mr. Gibbs as noted above, which was used primarily to pay for geological consultant, claim staking, claim maintenance and renewal costs and to fund our general corporate expenses. Also, during 2013, Mr. Power advanced the Company $31,450, all of which has been repaid.

Off Balance Sheet Arrangements

We do not have and have never had any off-balance sheet arrangements.

Recent Accounting Pronouncements:

During the year ended December 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allowed the company to remove the inception to date information and all references to development stage.

Other recently issued Financial Accounting Standards Board Accounting Standards Codification guidance has either been implemented or is not significant to us.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2014. During 2013, and due to a decline in precious metals prices and the absence of currently available funds to further develop these early stage projects, we recorded impairment charges equal to the amount of our capitalized mineral rights for our Sacramento Mountains and the Pony Express projects in the amount of $14,821. No impairment loss was recognized during the year ended December 31, 2014.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2014. Our CEO concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

 Our current executive officers and directors are:

Name	Age	Position
John C. Power	52	President, Secretary and Director

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

From March 2010 to present, Mr. Power has severed as co-Managing Member of Ryan Air Exposition, LLC, a private California holding company that invests in antique airplanes. Mr. Power has served as President and director of Alta California Broadcasting, Inc., which operated radio stations, from December 1993 to March 2007; and President and director of Four Rivers Broadcasting, Inc., also a radio broadcaster, from May 1997 to March 2005 and Vice President from March 2005 until December 2013. Mr. Power has served as Co-Managing Member of Wyoming Resorts, LLC, which owns and operates an historic hotel in Thermopolis, Wyoming, since June 1997; and Mr. Power has served as President of Power Curve, Inc., a private investment company, since 1986.   Mr. Power has also been the managing member of Best of Sea Ranch, LLC since December 2004 which operated through a joint venture a vacation home rental business in The Sea Ranch California.   Mr. Power has been a general partner of Power Vacaville, LP a real estate investment firm since January 2008.  Mr. Power also serves as the vice-president and director of The Tide Community Broadcasting, Inc. since July 2012.

From September 2008 to March 2012, Mr. Power served as an officer and director of Hungry Hunter, Inc., a private California-based restaurant enterprise.  From March 2008 until February 2010, Mr. Power served as a director of Reserve Energy Corporation, a small private oil and gas exploration and production company; and was Managing Member of Montana Resorts, LLC, which is a holding company for Yellowstone Gateway Resorts, LLC, (from May 2002 until May 2008; and was Managing Member of Yellowstone Gateway Resorts, LLC, which owned and operated the Gallatin Gateway Inn, from May 2002 until May 2008. On November 16, 2004, Yellowstone Gateway Resorts, LLC filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in response to an adverse arbitration award in favor of a former employee.  Yellowstone Gateway Resorts, LLC was successfully reorganized under Chapter 11.

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

Board Meetings

During the year ended December 31, 2014, our Board held no meetings and has taken numerous actions by unanimous written consent.

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

Compliance with Section 16(a), Beneficial Ownership

Under the Securities Laws of the United States, our directors, executive (and certain other) officers, and any persons holding more than ten percent (10%) of our common stock during any part of our most recent fiscal year are required to report their ownership of common stock and any changes in that ownership to the SEC.  Specific due dates for these reports have been established and we are required to report in this Report any failure to file by these dates.  During the year ended December 31, 2014, all of these filing requirements were satisfied by our officers, directors, and ten- percent holders.   In making these statements, we have relied on the written representation of our directors and officers or copies of the reports that they have filed with the Commission.

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

Executive Compensation

The following table sets forth all compensation paid to Mr. Power for the years ended December 31, 2013 and 2014. :

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John C. Power, President	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	30,000 30,000	30,000 30,000

Mr. Power is our only executive officer.  We entered into a consulting agreement with Mr. Power at the rate of $30,000 per year for his part-time service as our President. Mr. Power devotes approximately 25% of his time and attention to our business.

We did not have outstanding equity awards at December 31, 2013 and 2014.

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

The following table shows the number of shares owned and the percentage of outstanding common stock owned as of February 11, 2015.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)		Ownership as a Percentage of Outstanding Common Shares(3)

John Gibbs 807 Wood N Creek Ardmore, OK 73041	36,976,291	(4)	75.66

John C. Power	9,394,710		19.22%

All officers and directors as a group (one person)	46,371,001		94.89%

(1)	Unless otherwise stated, address is 2010A Harbison Drive # 312, Vacaville, CA 95687.

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

(3)	Shares and percentages beneficially owned are based upon 48,869,091 shares outstanding on February 11, 2015.

(4)	Includes 516,500 shares owned by TriPower Resources, Inc., of which John D. Gibbs is President and controlling shareholder.

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

Management Fees

On January 1, 2011, we entered into a month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Magellan. The agreement has been renewed on an annual basis effective January 1st each year since its inception.  During the years ended December 31, 2013 and 2014, we incurred $30,000 of management fees to Mr. Power and these costs are included in general and administrative expenses in our statements of operations.  All management fees due Mr. Power through December 31, 2014 have been paid.

Advances to Related Parties

During the years ended December 31, 2013 and 2014, no non-interest bearing advances to related parties were made.

Line of Credit – Related Parties

Effective December 31, 2012, we entered into an unsecured credit agreement with Mr. Gibbs with a maximum line balance of $250,000.  The promissory notes bear interest at 6% per annum and the principal plus all accrued interest are due December 31, 2014.  At the effective date of the line of credit, Mr. Gibbs was owed a total of $65,000 from previous loans.  These amounts were converted to the line of credit at December 31, 2012 and are included in the line of credit balance at December 31, 2013 and 2014.  On December 31, 2013 we amended our credit agreement with Mr. Gibbs to increase the borrowing limit under the line of credit to $750,000.  On December 31, 2014, we again amended the credit agreement to increase the borrowing limit to $900,000 and extend the maturity date to December 31, 2015.  Also, effective December 31, 2014 the Company pledged all its ownership interest in the Company’s wholly-owned subsidiary, Gulf+Western Industries, Inc. as security for amounts outstanding under the credit agreement.  All other terms of the credit agreement, including the interest rate and maturity date remained unchanged.  The outstanding line balance at December 31, 2014 is evidenced by $729,604 in credit notes.

Notes Payable - Related Parties

In August 2011, we entered into an unsecured loan from John Power, the Company’s sole executive officer, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and is payable on demand with thirty days’ notice from the lender.  In July 2013, the Company paid Mr. Power $1,198 representing accrued interest on this note at June 30, 2013.  During the second quarter of 2014, the Company made payments totaling $5,000 to pay down the principal balance of the Note.  At December 31, 2014 the Note balance was $15,000.

In January 2014, we entered into an unsecured loan from John Power, the Company’s sole executive officer, evidenced by a $50,000 promissory note. The promissory note bears interest at 6.75% per annum and is payable on demand with thirty days’ notice from the lender.

Accrued Interest - Related Parties

Accrued interest due to related parties resulting from our related party line of credit and other related party debt is as follows:

	December 31, 2014	December 31, 2013
Accrued interest payable - Mr. Power	$ 4,750	$ 585
Accrued interest payable - Mr. Gibbs	53,627	20,385
	$ 58,377	$ 20,970

Advances Payable – Related Parties

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

Year Ended December 31, 2014
	Advances	Repayments
Mr. Power	$ 42,350	$ 39,500

Year Ended December 31, 2013
	Advances	Repayments
Mr. Power	$ 31,450	$ 37,100

At December 31, 2014 and 2013, $2,850 and $-0-, respectively, of advances from related parties were outstanding.

The Company also utilizes a credit card owned by Mr. Power to pay various obligations when the availability of cash is limited or the timing of the payments is considered critical.  A total of $650 of Company charges was outstanding on this credit card and is included in the accounts payable balance at December 31, 2014.  No such amounts were outstanding at December 31, 2013.

Subsequent Events

Subsequent to December 31, 2014, additional advances totaling $30,000 were made on the Company’s credit agreement with Mr. Gibbs.

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

The aggregate fees billed for the fiscal years 2014 and 2013 for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2014	2013
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$ 14,200	$14,200
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees"	0	0
Tax fees - tax compliance, tax advice and tax planning	0	0
All other fees - services provided by our principal accountants other than those identified above	0	0
Total fees	$ 14,200	$14,200

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

PART IV

ITEM15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	Ex. No.	Title
(1)	3.1	Certificate of Incorporation filed September 28, 2010
(1)	3.2	Bylaws
(4)	3.3	Amended and Restated Bylaws
(6)	3.4	Second Amended and Restated Bylaws
(1)	4.1	Specimen Common Stock Certificate
(1)	10.1	Cowles’ Option and Mining Lease
(1)	10.2	Mining Lease – Randall Claims
(1)	10.3	Assignment of Randall Mining Lease Agreement
(1)	10.4	Mining Lease – Secret Claims
(1)	10.5	Consulting Agreement
(2)	10.6	Promissory Note Dated August 23, 2011, in favor of John C. Power
(2)	10.7	Promissory Note Dated August 23, 2011, in favor of John D. Gibbs
(3)	10.8	First Amendment to Mining Lease – Secret Claims
(3)	10.9	Second Amendment to Mining Lease – Randall Claims
(5)	10.10	Promissory Note Dated February 28,2012, in favor of John D. Gibbs
(7)	10.11	Third Amendment to Mining Lease – Randall Claims
(8)	10.12	Option Agreement – Columbus Silver
(9)	10.13	Amendment No. 1 to Promissory Note in favor of John C. Power
(10)	10.14	Credit Agreement dated December 31, 2012 in favor of John D. Gibbs
(11)	10.15	Amendment No. 1 to Silver District Option Agreement
(12)	10.16	Allonge and Modification Agreement with John D. Gibbs
(13)	10.17	Promissory Note in favor of John Power
(14)	10.18	Silver District / Columbus Silver Purchase Agreement
(14)	10.19	Promissory Note in favor of Clifford Neuman
(15)	10.20	Second Allonge and Modification Agreement with John D. Gibbs
(16)	10.21	Amendment No. 1 to Promissory Note in favor of Clifford Neuman
(7)	14.1	Code of Ethics
*	31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(13)

Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on April 29, 2014.

(14)

Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 2, 2014.

(15)

Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 3, 2015.

(16)

Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on March 18, 2015

*

Filed herewith

**

Furnished, not filed.

MAGELLAN GOLD CORPORATION

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Magellan Gold Corporation

Vacaville, California

We have audited the accompanying consolidated balance sheets of Magellan Gold Corporation and its subsidiary (collectively the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magellan Gold Corporation and its subsidiary as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenue and further losses are anticipated. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 19, 2015

MAGELLAN GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$ 94	$ 2,128

Total current assets	94	2,128

Mineral rights, net of impairment	323,200	143,200
Deposits with BLM	8,639	30,096

Total assets	$ 331,933	$ 175,424

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 19,700	$ 65,642
Line of credit - related party	729,604	399,604
Accrued interest - related parties	58,377	20,970
Accrued interest	771	-
Advances payable - related party	2,850	-
Notes payable - related parties	65,000	20,000
Convertible note payable	51,532	-
Derivative liability	30,520	-
Total current liabilities	958,354	506,216

Shareholders' deficit:
Preferred shares, $.001 par value, 25,000,000 shares authorized, no shares issued and outstanding
	-	-
Common shares - $0.001 par value; 100,000,000 shares authorized, 48,869,091 shares issued and outstanding
	48,869	48,869
Additional paid-in capital	419,831	419,831
Accumulated deficit	(1,095,121)	(799,492)
Total shareholders' deficit	(626,421)	(330,792)

Total liabilities and shareholders' deficit	$ 331,933	$ 175,424

The accompanying notes are an integral part of these consolidated financial statements.

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013

Operating expenses:
Exploration costs	$ 134,697	$ 97,740
General and administrative expenses	92,234	83,816
Impairment of mineral rights	-	14,821

Total operating expenses	226,931	196,377

Operating loss	(226,931)	(196,377)

Other income (expense):
Interest expense	(68,118)	(17,024)
Loss on change in derivative	(580)	-
Net loss	$ (295,629)	$ (213,401)

Basic and diluted net loss per common
share	$ (0.01)	$ (0.00)

Basic and diluted weighted-average
common shares outstanding	48,869,091	48,869,091

The accompanying notes are an integral part of these consolidated financial statements.

MAGELLAN GOLD CORPORATION
Consolidated Statement of Shareholders' Deficit
For the years ended December 31, 2014 and December 31, 2013

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2012	-	-	48,869,091	48,869	419,831	(586,091)	(117,391)
Net loss	-	-	-	-	-	(213,401)	(213,401)
Balance, December 31, 2013	-	$ -	48,869,091	$ 48,869	$ 419,831	$ (799,492)	$ (330,792)
Net loss	-	-	-	-	-	(295,629)	(295,629)
Balance, December 31, 2014	-	$ -	48,869,091	$ 48,869	$ 419,831	$ (1,095,121)	$ (626,421)

The accompanying notes are an integral part of these consolidated financial statements.

MAGELLAN GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
Operating activities:
Net loss	$ (295,629)	$ (213,401)
Adjustments to reconcile net loss to net cash used in operating activities:

Change in derivative liability	580	-
Amortization of debt discount	29,940
Impairment of mineral rights	-	14,821
Changes in operating assets and liabilities:
Prepaid expenses and other assets	21,457	(30,096)
Accounts payable and accrued expenses	5,590	(28,036)
Accrued interest	38,178	15,827

Net cash used in operating activities	(199,884)	(240,885)

Investing activities:
Acquisition of mineral rights	(180,000)	(40,350)
Net cash used in investing activities	(180,000)	(40,350)

Financing activities:
Advances on line of credit - related party	330,000	284,604
Proceeds from advances from related parties	42,350	31,450
Payments on advances from related parties	(39,500)	(37,100)
Proceeds from notes payable - related parties	50,000	-
Payments on notes payable from related parties	(5,000)	-

Net cash provided by financing activities	377,850	278,954

Net decrease in cash	(2,034)	(2,281)
Cash at beginning of period	2,128	4,409

Cash at end of period	$ 94	$ 2,128

Supplemental disclosure of cash flow information
Cash paid for interest	$ -	$ 1,197
Cash paid for income taxes	$ -	$ -

Non-cash financing and investing activities:
Conversion of accounts payable to convertible note payable	$ 51,532	$ -
Debt Discount due to derivative liability	$ 29,940	$ -

The accompanying notes are an integral part of these consolidated financial statements.

MAGELLAN GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 30, 2014, we formed and organized a new wholly-owned subsidiary, Gulf + Western Industries, Inc., a Nevada corporation (“Gulf+Western” or “G+W”), to own and operate our Silver District mining interests.  On October 1, 2014 we completed the transfer of those assets from Magellan to G+W.  Magellan owns all the outstanding common stock of G+W.   Effective December 31, 2014 Magellan pledged all its ownership interest in G+W to Mr. John D. Gibbs, a significant shareholder in the Company, as security for outstanding amounts under a line of credit agreement between Magellan and Mr. Gibbs.

We rely upon the sale of our securities as well as advances and loans from our President and significant shareholders to fund our operations as we have not generated any revenue.

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At December 31, 2014, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $1,095,121. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.  On December 31, 2013 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the line of credit to $750,000.  Then on December 31, 2014 we again amended the credit agreement to increase the borrowing limit to $900,000, which provides the Company an additional $170,396 available under the credit line at December 31, 2014.  As part of the 2014 amendment, we pledged 100% of our newly-formed subsidiary, G+W, which owns all our ownership interests in the Silver District properties as security for all amounts outstanding under the credit agreement.  We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiary, Gulf+Western Industries, Inc. All intercompany transactions and balances have been eliminated.  Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any abandonment or impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2014.  At December 31, 2014 mineral rights totaling $323,200 were net of $117,857 of impairment and abandonment charges.  See Note 3 for discussion of impairment.

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

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the year ended December 31, 2014, potential common shares associated with convertible notes payable have been omitted from the net loss per common share computation as they are anti-dilutive due to the net loss for the year.  For the year ended December 31, 2013, there were no potential common shares outstanding.

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

Recently Adopted Accounting Standards

During the year ended December 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allowed the company to remove the inception to date information and all references to development stage.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Note 3 – Mineral Rights and Properties:

As of December 31, 2014 and 2013, our mineral rights and properties consist of the following:

	December 31, 2014	December 31, 2013
Silver District Claims	$ 323,200	$ 143,200
Sacramento Mountains Project	-	-
Pony Express Claims	-	-
	$ 323,200	$ 143,200

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

During 2013, we paid $8,639 to the Bureau of Land Management (“BLM”) representing a deposit for potential reclamation of proposed drilling sites should the Company decide to drill exploratory holes on its Sacramento Mountains project.  The deposit is included in other non-current assets in the accompanying balance sheets at December 31, 2014 and 2013 as Deposits with BLM.

A plan of operation for a small exploration drill program was submitted and approved by the Bureau of Land Management in 2013.  As of the date of this report no decision to drill within the project has been made.   Our permit expires February 2017.    Due to the decline in precious metals prices and the absence of currently available funds to further develop this early stage project, we recorded an impairment charge equal to the amount of our capitalized mineral rights at December 31, 2013 in the amount of $10,350. We intend to leave our deposit in place for the Sacramento Mountains project with the BLM and maintain our claims so that the project is available for further exploration should capital formation conditions improve.

Pony Express Claims

On November 18, 2010, we filed two unpatented lode mining claims giving us the right to explore, develop and conduct mining operations on these claims located in Churchill County, Nevada.

In August 2013, we renewed these claims with the Bureau of Land Management.  However, due to the decline in precious metals prices and the absence of currently available funds to further develop this project, we recorded an impairment charge equal to the amount of our capitalized mineral rights at December 31, 2013 in the amount of $4,471.  During 2014 we allowed the claims to lapse without renewal, and the Company no longer intends to pursue those claims.

Note 4 - Fair Value of Financial Instruments

Financial assets and liabilities recorded at fair value in our condensed consolidated balance sheets are categorized based upon a fair value hierarchy established by GAAP, which prioritizes the inputs used to measure fair value into the following levels:

Level 1— Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2— Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3— Inputs reflecting management’s best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Value at December 31, 2014	Fair Value Measurement at December 31, 2014
		Level 1	Level 2	Level 3

Derivative warrant liability	$30,520	$—	$—	$30,520

The carrying amount of cash and cash equivalents, prepaid expenses, accounts payable, and accrued liabilities, approximates fair value because of the short-term nature of these financial instruments. We are unable to estimate the fair value of amounts due to related parties, including notes and advances payable and our credit facility to related parties, without incurring excessive costs because quoted market prices are not available, we have not developed the valuation model necessary to make these estimates, and the cost of obtaining independent valuations would be excessive.

Note 5 – Line of Credit – Related Parties:

Effective December 31, 2012, we entered into a line of credit arrangement with John D. Gibbs, a significant investor, to facilitate timely cash flows for the Company’s operations.  The line of credit originally provided for a maximum balance of $250,000, accrued interest at 6% annually, and matured on December 31, 2014.

On December 31, 2013 we amended our credit agreement with Mr. Gibbs to increase the borrowing limit under the line of credit to $750,000.  All other terms of the credit agreement, including the interest rate and maturity date remained unchanged.  On December 31, 2014, we again amended the credit agreement to increase the borrowing limit to $900,000 and extend the maturity date to December 31, 2015.  Also, effective December 31, 2014 the Company pledged all its ownership interest in the Company’s wholly-owned subsidiary, Gulf+Western Industries, Inc. as security for amounts outstanding under the credit agreement.

During the years ended December 31, 2014 and 2013, draws totaling $330,000 and $284,604 were made, respectively, and were primarily used to fund working capital and obligations to maintain and expand our mining rights and properties.  At December 31, 2014 a total of $729,604 was outstanding under this line of credit.  In addition, a total of $53,627 of interest has been accrued on this obligation and is included in Accrued interest - related parties on the accompanying balance sheet at December 31, 2014.  The Company evaluated the amendment for significant modification and concluded that there were no discounts recorded on the line of credit or fees and as such there is no accounting for the modification.

Note 6 – Notes Payable – Related Parties:

In August 2011, we entered into an unsecured loan from John Power, the Company’s sole executive officer, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and is payable on demand with thirty days’ notice from the lender.  In July 2013, the Company paid Mr. Power $1,198 representing accrued interest on this note at June 30, 2013.  During the second quarter of 2014, the Company made payments totaling $5,000 to pay down the principal balance of the Note.  At December 31, 2014 the Note balance was $15,000.

In January 2014, we entered into an unsecured loan from John Power, the Company’s sole executive officer, evidenced by a $50,000 promissory note. The promissory note bears interest at 6.75% per annum and is payable on demand with thirty days’ notice from the lender.

A total of $4,750 of interest was accrued on these two promissory notes and is included in Accrued interest - related parties on the accompanying balance sheet at December 31, 2014.

Note 7 – Convertible Notes Payable:

On October 1, 2014, we issued a Convertible Promissory Note (“Note”) to a provider of legal services in the original principal amount of approximately $51,532.  The Note was issued to evidence the Company’s indebtedness for legal services previously rendered.   Interest accrues quarterly on the outstanding principal and interest balance of the Note at 6% per annum. Furthermore, any additional past due billings shall be added to the principal of the Note as they occur.  The note holder has agreed to waive inclusion of $3,328 of fourth quarter billings as these amounts are to be paid in cash to the service provider.  The principal plus accrued and unpaid interest is due upon five days’ written demand of the Note holder.  The Note is unsecured.

The Note is convertible at any time into shares of common stock at a conversion price of $0.039, which represented the closing bid price of the common stock on the OTC Bulletin Board on the date of issuance.

The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price.  Accordingly, the conversion features of the Note are considered a discount to the Note.  However, since the Note is payable upon demand by the note holder, the value of the discount is considered interest expense at the time of its inception.  The Note shall be evaluated quarterly, and upon any quarterly valuations in which the value of the discount increases, we will recognize a loss due to an increase in the fair value of the derivative liability.  Therefore, we recorded a derivative liability at the Note inception, and adjusted the liability at December 31, 2014.  As a result of these valuations, $29,940 of interest expense was incurred during the quarter ended December 31, 2014 and $580 was recorded as a loss due to change in fair value of derivative.

We estimate the fair value of this derivative at each balance sheet date until such time the Note is paid or converted.

We estimated the fair value of the derivative on the date of issuance and at December 31, 2014 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.

The following table summarizes the assumptions used to value the derivative Note discount at inception on October 1, 2014:

Fair value assumptions – derivative:	Inception: October 31, 2014
Risk free interest rate	0.11%
Expected term (years)	1.0
Expected volatility	146%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative Note discount at December 31, 2014:

Fair value assumptions – derivative:	December 31, 2014
Risk free interest rate	0.25%
Expected term (years)	1.0
Expected volatility	162%
Expected dividends	0%

A total of $771 of interest has accrued on the Note and is included in Accrued interest on the accompanying balance sheet at December 31, 2014.

Note 8 - Commitments and Contingencies:

As part of our acquisition of the Silver District properties from Columbus Exploration, we assumed the Red Cloud lease whose initial term expires in August 2026.  The lease requires annual advance minimum royalty payments of $10,000 through the term of the lease due on the annual anniversary of the agreement.  The lease is also subject to a 2% net production royalty to be paid to the lessor from the sale of precious metals extracted from the leased property.   In order to maintain the BLM lode and mill site claims, annual payments are required before the end of August of each year.

Note 9 – Related Party Transactions:

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

Management fees to Mr. Power totaling $30,000 for both the years ended December 31, 2014 and 2013 are included in general and administrative expenses in our statement of operations.  All management fees due Mr. Power through December 31, 2014 have been paid.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our balance sheets as follows:

	December 31, 2014	December 31, 2013
Accrued interest payable - Mr. Power	$ 4,750	$ 585
Accrued interest payable - Mr. Gibbs	53,627	20,385
	$ 58,377	$ 20,970

Advances Payable – Related Parties

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

Year Ended December 31, 2014
	Advances	Repayments
Mr. Power	$ 42,350	$ 39,500

Year Ended December 31, 2013
	Advances	Repayments
Mr. Power	$ 31,450	$ 37,100

At December 31, 2014 and 2013, $2,850 and $-0-, respectively, of advances from related parties were outstanding.

The Company also utilizes a credit card owned by Mr. Power to pay various obligations when the availability of cash is limited or the timing of the payments is considered critical.  A total of $650 of

Company charges was outstanding on this credit card and is included in the accounts payable balance at December 31, 2014.  No such amounts were outstanding at December 31, 2013.

Note 10 - Income Taxes

Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for the years ended December 31, 2014 and 2013 are as follows:

	Period Ended December 31,
	2014	2013
Expected federal income tax benefit at statutory rate	$410,669	$279,822
Change in valuation allowance	(410,669)	(279,822)
Income tax benefit	$—	$—

Our gross net operating loss carry-forwards available to offset future income for federal tax purposes are $1,095,128 as of December 31, 2014. These NOLs expire on various dates through 2034.

Note 11 – Subsequent Events

Subsequent to December 31, 2014, additional advances totaling $30,000 were made on the Company’s credit agreement with Mr. Gibbs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN GOLD CORPORATION

Date: March 23, 2015	By__/s/ John C. Power John C. Power, President, Principal Executive Officer, Principal Accounting Officer, Secretary & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John C. Power __ John C. Power	President, Principal Executive Officer, Principal Accounting Officer, Secretary & Director	March 23, 2015