Form 10-Q
period 2015-03-31
MAGELLAN GOLD Corp
filed 2015-05-14
CIK 1515317

UNITED STATESSECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934For the quarterly period ended March 31, 2015

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

On May 13, 2015 there were 48,869,091 shares of the registrant’s common stock, $.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MAGELLAN GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$ 7,613	$ 94
Prepaid expenses	5,625	-

Total current assets	13,238	94

Mineral rights, net of impairment	323,200	323,200
Deposits with BLM	8,639	8,639
Total assets	$ 345,077	$ 331,933

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 36,055	$ 19,700
Line of credit - related party	769,604	729,604
Accrued interest - related parties	70,513	58,377
Accrued interest	1,545	771
Advances payable - related party	-	2,850
Notes payable - related parties	65,000	65,000
Convertible note payable	51,532	51,532
Derivative liability	34,840	30,520

Total current liabilities	1,029,089	958,354

Shareholders' deficit:
Preferred shares, $.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common shares - $0.001 par value; 100,000,000 shares authorized, 48,869,091 shares issued and outstanding	48,869	48,869
Additional paid-in capital	419,831	419,831
Accumulated deficit	(1,152,712)	(1,095,121)
Total shareholders' deficit	(684,012)	(626,421)
Total liabilities and shareholders' deficit	$ 345,077	$ 331,933

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAGELLAN GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three months ended March 31,
	2015	2014

Operating expenses:
Exploration costs	$ 1,969	$ 13,737
General and administrative expenses	38,392	24,522

Total operating expenses	40,361	38,259

Operating loss	(40,361)	(38,259)

Other income (expense):
Interest expense	(12,910)	(7,337)
Loss on change in derivative	(4,320)	-
Net loss	$ (57,591)	$ (45,596)

Basic and diluted net loss per common
share	$ (0.00)	$ (0.00)

Basic and diluted weighted-average common shares outstanding	48,869,091	48,869,091

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAGELLAN GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$ (57,591)	$ (45,596)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss in derivative liability	4,320	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,625)	(1,260)
Accounts payable and accrued expenses	16,355	7,470
Accrued interest	12,910	7,337

Net cash used in operating activities	(29,631)	(32,049)

Investing activities:
Acquisition of mineral rights	-	(80,000)

Net cash used in investing activities	-	(80,000)

Financing activities:
Advances on line of credit - related party	40,000	60,000
Proceeds from advances from related parties	-	4,500
Payments on advances from related parties	(2,850)	(4,500)
Proceeds from notes payable - related parties	-	50,000

Net cash provided by financing activities	37,150	110,000

Net increase (decrease) in cash	7,519	(2,049)
Cash at beginning of period	94	2,128

Cash at end of period	$ 7,613	$ 79

Supplemental disclosure of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAGELLAN GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2014.

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

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At March 31, 2015, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $1,152,712. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.  On December 31, 2014 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit to $900,000, which provides the Company an additional $130,396 available under the credit line at March 31, 2015.  As part of the 2014 amendment, we pledged 100% of our equity in our newly-formed subsidiary, G+W, which owns all our ownership interests in the Silver District properties as security for all amounts outstanding under the credit agreement.  We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock.

Note 2 – Mineral Rights and Properties:

As of March 31, 2015 and December 31, 2014, our mineral rights and properties consist of the following:

	March 31, 2015	December 31, 2014
Silver District Claims	$ 323,200	$ 323,200
Sacramento Mountains Project	-	-
	$ 323,200	$ 323,200

Silver District Claims

In August 2012, we entered into an option agreement with Columbus Exploration f/k/a Columbus Silver Corporation, which granted us the right to acquire all of Columbus’ interest in its Silver District properties located in La Paz County, Arizona.  We paid Columbus an initial $63,200 on signing of the option and a further $50,000 in December 2012.  During February 2014 and January 2013, we paid the final two payments of $80,000 and $30,000, respectively, towards the purchase of the James Blaine-patented claim purchase obligation entered into between Columbus and a third party.  We also paid all of the costs to maintain all of the claims and leases during 2013 and 2014.  On September 30, 2014, we paid an additional $100,000 to Columbus Exploration and acquired all of Columbus’ interest in its Silver District properties located in La Paz County, Arizona.   See also Note 7 regarding certain commitments for future payments for these claims.

The Silver District property consists of 110 unpatented lode and millsite mining claims, four patented lode claims, and an Arizona land lease, all of which are held directly or under lease agreements, totaling over 2,000 acres.  The various claims are subject to third party net smelter royalties and/or net profits of varying percentages.

In August 2014, we renewed the BLM lode and mill site claims with the Bureau of Land Management and recorded a notice of intent to hold mining claims with La Paz County, Arizona and these claims remain in good standing through August 31, 2015.   In July 2013, we staked and filed with the Bureau of Land Management and recorded with La Paz County an additional 9 lode claims or approximately 180 acres to our Silver District land holdings.   We renewed two of those claims with the Bureau of Land Management in August 2014 and they will remain in good standing through August 31, 2015.

During August 2014, we made an advance minimum royalty payment of $7,500 to a third party landowner on the Red Cloud lease which includes the Red Cloud Patented claim and two BLM lode claims under the Columbus option agreement and in September 2014 successfully renewed the exploration permit on portions of the Arizona State section that comprises part of our Silver District land package.

Sacramento Mountains Project

Magellan staked fifty (50) unpatented lode mining claims known as the “Sacramento Mountains Project” totaling approximately 1,000 acres, in which it has a 100% unencumbered interest, on Federal (BLM) land in October 2012 and filed the claims with the BLM in January 2013.    The project is located in the northwest corner of the Sacramento Mountains approximately 10 miles WNW of Needles, California.  In August 2014, we renewed these claims with the Bureau of Land Management and our claims will remain in good standing through August 31, 2015.

During 2013, we paid $8,639 to the Bureau of Land Management (“BLM”) representing a deposit for potential reclamation of proposed drilling sites should the Company decide to drill exploratory holes on its Sacramento Mountains project.  The deposit is included in other non-current assets in the accompanying consolidated balance sheets at March 31, 2015 and December 31, 2014 as deposits with BLM.

A plan of operation for a small exploration drill program was submitted and approved by the Bureau of Land Management in 2013.  As of the date of this report, no decision to drill within the project has been made.   Our permit expires in February 2017.    Due to the decline in precious metals prices and the absence of currently available funds to further develop this early stage project, we recorded an impairment charge equal to the amount of our capitalized mineral rights at December 31, 2013 in the amount of $10,350. We intend to leave our deposit in place for the Sacramento Mountains project with the BLM and maintain our claims so that the project is available for further exploration should capital formation conditions improve.

Note 3 - Fair Value of Financial Instruments

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value at March 31, 2015	Fair Value Measurement at March 31, 2015
		Level 1	Level 2	Level 3

Derivative conversion option liability	$34,840	$—	$—	$34,840

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

During the three months ended March 31, 2015 and 2014, draws totaling $40,000 and $60,000 were made, and were primarily used to fund working capital and certain obligations due to maintain our mining rights and properties.  At March 31, 2015 a total of $769,604 was outstanding under this line of credit.  In addition, a total of $64,709 of interest has been accrued on this obligation and is included in Interest payable - related parties on the accompanying consolidated balance sheet at March 31, 2015.

Note 5 – Notes Payable – Related Parties:

In August 2011, we entered into an unsecured loan from John Power, the Company’s sole executive officer, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and is payable on demand with thirty days’ notice from the lender. During the second quarter of 2014, the Company made payments totaling $5,000 to pay down the principal balance of the note.  At March 31, 2015 the Note balance was $15,000.

In January 2014, we entered into an unsecured loan from John Power, the Company’s sole executive officer, evidenced by a $50,000 promissory note. The promissory note bears interest at 6.75% per annum and is payable on demand with thirty days’ notice from the lender.

A total of $5,804 of interest was accrued on these two promissory notes and is included in Accrued interest - related parties on the accompanying consolidated balance sheet at March 31, 2015.

Note 6 – Convertible Notes Payable:

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

The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price.  Accordingly, the conversion features of the Note are considered a discount to the Note.  However, since the Note is payable upon demand by the note holder, the value of the discount is considered interest expense at the time of its inception.  The Note shall be evaluated quarterly, and upon any quarterly valuations in which the value of the discount increases, we recognize a loss due to an increase in the fair value of the derivative liability.  Therefore, we recorded a derivative liability at the Note inception, and adjusted the liability at December 31, 2014 and again on March 31, 2015.  As a result of these valuations, $29,940 of interest expense was incurred during the quarter ended December 31, 2014 and $580 was recorded as a loss due to change in fair value of derivative.  On March 31, 2015 the fair value of the derivative liability was determined to be $34,840, resulting in a loss on change of derivative liability charge of $4,320 for the three months ended March 31, 2015.

We estimate the fair value of this derivative at each balance sheet date until such time the Note is paid or converted.

We estimated the fair value of the derivative at December 31, 2014 and March 31, 2015 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.

The following table summarizes the assumptions used to value the derivative Note discount at March 31, 2015:

Fair value assumptions – derivative:	March 31, 2015
Risk free interest rate	0.26%
Expected term (years)	1.0
Expected volatility	162%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative Note discount at December 31, 2014:

Fair value assumptions – derivative:	December 31, 2014
Risk free interest rate	0.25%
Expected term (years)	1.0
Expected volatility	162%
Expected dividends	0%

A total of $1,545 and $771 of interest has accrued on the Note at March 31, 2015 and December 31, 2014, respectively, and is included in Accrued interest on the accompanying consolidated balance sheets.

Note 7 - Commitments and Contingencies:

As part of our acquisition of the Silver District properties from Columbus Exploration, we assumed the Red Cloud lease whose initial term expires in August 2026.  The lease requires annual advance minimum royalty payments of $10,000 through the term of the lease due on the annual anniversary of the agreement.  The lease is also subject to a 2% net production royalty to be paid to the lessor from the sale of precious metals extracted from the leased property.   In order to maintain the BLM lode and mill site claims and the Arizona land lease, annual payments are required before the end of August of each year.

Note 8 – Related Party Transactions:

Conflicts of Interests

Athena Silver Corporation (“Athena”) is a company under common control. Mr. Power is also a director and CEO of Athena. Mr. Gibbs is a significant investor in both Magellan and Athena. Magellan and Athena are both exploration stage companies involved in the business of acquisition and exploration of mineral resources.

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

Management Fees

The Company maintains a month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Magellan.

Management fees to Mr. Power totaling $7,500 for both the three months ended March 31, 2015 and 2014 are included in general and administrative expenses in our statement of operations.  All management fees due Mr. Power through March 31, 2015 have been paid.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	March 31, 2015	December 31, 2014
Accrued interest payable - Mr. Power	$ 5,804	$ 4,750
Accrued interest payable - Mr. Gibbs	64,709	53,627
	$ 70,513	$ 58,377

Advances Payable – Related Parties

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

Three Months Ended March 31, 2015
	Advances	Repayments
Mr. Power	$ -	$ 2,850

Three Months Ended March 31, 2014
	Advances	Repayments
Mr. Power	$ 4,500	$ 4,500

At March 31, 2015 and December 31, 2014, $-0- and $2,850, respectively, of advances from related parties were outstanding.

The Company also utilizes a credit card owned by Mr. Power to pay various obligations when the availability of cash is limited or the timing of the payments is considered critical.  A total of $3,786 and $650 of Company charges were outstanding on this credit card at March 31, 2015 and December 31, 2014, respectively, and is included in Accounts payable on the accompanying consolidated balance sheets.

Note 9 – Subsequent Events

Subsequent to March 31, 2015, additional advances totaling $10,000 were made on the Company’s credit agreement with Mr. Gibbs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Magellan,” “we,” “our,” and “us” to refer to Magellan Gold Corporation.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Commission on March 23, 2015, and our interim unaudited condensed financial statements and notes thereto included with this report in Part I. Item 1.

Forward-Looking Statements

Some of the information presented in this Form 10-Q constitutes “forward-looking statements”.  These forward-looking statements include, but are not limited to, statements that include terms such as “may,” “will,” “intend,” “anticipate,” “estimate,” “expect,” “continue,” “believe,” “plan,” or the like, as well as all statements that are not historical facts.  Forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from current expectations.  Although we believe our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from expectations.

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

In August 2012, we entered into an option agreement to purchase  “The Silver District” project consisting of 85 unpatented lode mining claims, 4 patented lode claims, an Arizona mining lease of 154.66 acres and 23 unpatented mill site claims, totaling over 2,000 acres in La Paz County, Arizona.   In 2013, we added 9 unpatented lode mining claims to the claim block, which we subsequently reduced by 7 claims resulting in a net addition of 2 claims.   In September 2014, we renegotiated our option agreement and purchased the Silver District claims from Columbus

Exploration.   In addition, all our ownership interests in the Silver District properties have been pledged as security for amounts outstanding under the credit agreement we have with Mr. John D. Gibbs.  As of March 31, 2015, the total amount owed under the credit agreement was $834,313, which includes $769,604 of principal and $64,709 of accrued interest.

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

Results of Operations

Results of Operations for the three months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014

Operating expenses:
Exploration costs	$ 1,969	$ 13,737
General and administrative expenses	38,392	24,522
Total operating expenses	40,361	38,259

Operating loss	(40,361)	(38,259)

Other income (expense):
Interest expense	(12,910)	(7,337)
Loss on change in derivative	(4,320)	-
Net loss	$ (57,591)	$ (45,596)

Operating expenses

During the three months ended March 31, 2015, our total operating expenses were $40,361 as compared to $38,259 during the three months ended March 31, 2014.

During the three months ended March 31, 2015 we incurred $1,969 of exploration costs as compared to $13,737 in 2014.  Exploration costs for the three months ended March 31, 2015 are comprised of geologist fees associated with oversight of our holdings and review of potential opportunities.

During the three months ended March 31, 2014 we incurred $13,737 of exploration costs.  Exploration costs for the three months ended March 31, 2014 are primarily comprised of $11,651 in consulting geologist fees and related expenses associated with the preparation for our exploratory drilling program on our Silver District project performed in 2014.  Other exploration costs totaling $2,086 primarily consist of other exploration related costs associated with a planned drill program.

General and administrative expenses for the three months ended March 31, 2015 totaling $38,392 were comprised professional fees including accounting and audit fees of $17,220, legal fees totaling $8,908, management fees to Mr. Power totaling $7,500, other professional fees of $2,462, and other expenses totaling $2,302 mainly comprised of travel expenses, transfer fees paid to the BLM, licenses and other administrative related expenses.

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

Interest expense for the three months ended March 31, 2015 and 2014 totaled $12,910 and $7,337, respectively, and is primarily attributable to our related party line of credit, which accrues interest at the rate of 6.0% per year, and our related party notes payable which accrue interest at a weighted average interest rate of 6.58%.

In addition, in October 2014 we converted certain amounts payable to a legal services provider into a Convertible Note Payable.  Interest accrues quarterly on the outstanding principal and interest balances of the Note at 6% per annum.

The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price.  Accordingly, the conversion features of the Note are considered a discount to the Note.  However, since the Note is payable upon demand by the note holder, the value of the discount is considered interest expense at the time of its inception.  The Note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount increases, we recognize a loss due to an increase in the fair value of the derivative liability.  Therefore, we recorded a derivative liability at the Note inception, and adjusted the liability at March 31, 2015 and December 31, 2014, which resulted in losses on the change in the derivative liability of $4,320 and $580, respectively.  We estimate the fair value of this derivative at each balance sheet date until such time the Note is paid or converted.

We estimated the fair value of the derivative at March 31, 2015 and December 31, 2014 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.

The following table summarizes the assumptions used to value the derivative Note discount at March 31, 2015:

Fair value assumptions – derivative:	March 31, 2015
Risk free interest rate	0.26%
Expected term (years)	1.0
Expected volatility	162%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative Note discount at December 31, 2014:

Fair value assumptions – derivative:	December 31, 2014
Risk free interest rate	0.25%
Expected term (years)	1.0
Expected volatility	162%
Expected dividends	0%

Liquidity and Capital Resources:

We intend to meet our cash requirements for the next 12 months primarily through the utilization of our line of credit, as well as the private placement of debt or equity instruments. We currently do not have any arrangements in place to complete private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

On December 31, 2012, we entered into a line of credit arrangement with John D. Gibbs, a significant investor, to facilitate timely cash flows for the Company’s operations.  The line of credit initially provided for a maximum balance of $250,000, and accrues interest at 6%, which is payable from time to time and due at maturity.  On December 31, 2013 we amended our credit agreement with Mr. Gibbs to increase the borrowing limit under the line of credit to $750,000.  Finally, on December 31, 2014 the agreement was again amended to increase the borrowing limit under the line of credit to $900,000 and extend the maturity date to December 31, 2015.  In addition, on December 31, 2014 we pledged all our ownership interests in the Silver District properties as security for all outstanding amounts under the credit agreement.  All other terms of the credit agreement, including the interest rate remained unchanged.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$ (29,631)	$ (32,049)
Net cash used in investing activities	-	(80,000)
Net cash provided by financing activities	37,150	110,000
Net increase (decrease) in cash	7,519	(2,049)
Cash and cash equivalents, beginning of period	94	2,128
Cash and cash equivalents, end of period	$ 7,613	$ 79

At March 31, 2015, we had $7,613 in cash and a $1,015,851 working capital deficit. This compares to cash of $94 and a working capital deficit of $958,260 at December 31, 2014.

Net cash used in operating activities during the three months ended March 31, 2015 was $29,631 and was mainly comprised of our $(57,591) net loss during the period, which was partially offset with the change in our derivative liability as discussed above in Results of Operations, and an increase in prepaid expenses and other assets totaling $5,625.  We also had increases in accounts payable totaling $16,355, as well as increases in accrued interest totaling $12,910 representing accrued interest on our related party line of credit and notes payable.

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

During the three months ended March 31, 2015, we had no investing activity transactions.  During the three months ended March 31, 2014 we used $80,000 of cash in investing activities, which represents a payment to Columbus Exploration under our option agreement to make the final installment on the purchase of a patented claim included in the Silver District land package.

During the three months ended March 31, 2015, net cash provided by financing activities was $37,150, which primarily reflects additional borrowings totaling $40,000 under our credit agreement with Mr. Gibbs.  In addition, we repaid $2,850 in advances made by Mr. Power.

During the three months ended March 31, 2014, cash provided by financing activities was $110,000.  During the three months ended March 31, 2014 we drew $60,000 on our credit agreement with Mr. Gibbs.  In addition, we received an additional $50,000 in funding from Mr.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of March 31, 2015. No impairment loss was recognized during either the three months ended March 31, 2015 and 2014.

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

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of such date as a result of a material weakness in our internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure as discussed in Item 9A of our Form 10-K for the fiscal year ended December 31, 2014.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. to Part I. of our Annual Report on  Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All sales of unregistered securities were reported on Form 8-K during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None

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

MAGELLAN GOLD CORPORATION

Dated: May 14, 2015	By:	/s/ John C. Power
John C. Power
President, Principal Executive Officer, Principal Accounting Officer, Secretary, Treasurer and director.