Form 10-Q
period 2015-06-30
MAGELLAN GOLD Corp
filed 2015-08-14
CIK 1515317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

On August __, 2015, there were 48,869,091 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MAGELLAN GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,246	$94
Prepaid expenses	3,750	-
Deferred compensation	45,833	-
Total current assets	51,829	94

Mineral rights, net of impairment	323,200	323,200
Deposits with BLM	8,639	8,639

Total assets	$383,668	$331,933

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$30,963	$19,700
Line of credit - related party	804,604	729,604
Accrued interest - related parties	78,568	58,377
Accrued interest	2,327	771
Advances payable - related party	-	2,850
Notes payable - related parties	65,000	65,000
Convertible note payable	51,532	51,532
Derivative liability	39,140	30,520
Total current liabilities	1,072,134	958,354

Shareholders' deficit:
Preferred shares, $.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common shares - $0.001 par value; 100,000,000 shares authorized, 48,869,091 shares issued and outstanding	48,869	48,869
Additional paid-in capital	424,292	419,831
Accumulated deficit	(1,205,828)	(1,095,121)
Total Magellan shareholders' deficit	(732,667)	(626,421)
Noncontrolling interest in subsidiary	44,201	-
Total shareholders' deficit	(688,466)	(626,421)

Total liabilities and shareholders’ deficit	$383,668	$331,933

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Operating expenses:
Exploration costs	$ 2,190	$ 84,222	$ 4,159	$ 97,959
General and administrative expenses	34,377	20,015	72,769	44,537

Total operating expenses	36,567	104,237	76,928	142,496

Operating loss	(36,567)	(104,237)	(76,928)	(142,496)

Other income (expense):
Interest expense	(13,587)	(8,658)	(26,497)	(15,995)
Loss on change in derivative liability	(4,300)	-	(8,620)	-

Net loss	(54,454)	(112,895)	(112,045)	(158,491)

Net loss attributable to noncontrolling interest	(1,338)	-	(1,338)	-

Net loss attributable to common shareholders	$ (53,116)	$ (112,895)	$ (110,707)	$ (158,491)

Basic and diluted net loss per common
share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Basic and diluted weighted-average
common shares outstanding	48,869,091	48,869,091	48,869,091	48,869,091

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAGELLAN GOLD CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(112,045)	$(158,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	4,167	-
Change in derivative liability	8,620	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,750)	-
Accounts payable and accrued expenses	11,263	13,392
Accrued interest – related parties	20,191	15,995
Accrued interest	1,556	-
Net cash used in operating activities	(69,998)	(129,104)

Investing activities:
Acquisition of mineral rights	-	(80,000)
Net cash used in investing activities	-	(80,000)

Financing activities:
Advances on line of credit - related party	75,000	135,000
Proceeds from advances from related parties	2,125	34,500
Payments on advances from related parties	(4,975)	(7,500)
Proceeds from notes payable - related parties	-	50,000
Payments on notes payable - related parties	-	(5,000)
Net cash provided by financing activities	72,150	207,000

Net increase (decrease) in cash	2,152	(2,104)

Cash at beginning of period	94	2,128

Cash at end of period	$2,246	$24

Supplemental disclosure of cash flow information
Cash paid for interest	$4,750	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financial activities:
Common stock of subsidiary issued in exchange for executive services	$50,000

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

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2015 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2014.

On September 30, 2014, we formed and organized a new wholly-owned subsidiary, Gulf + Western Industries, Inc., a Nevada corporation (“Gulf+Western” or “G+W”), to own and operate our Silver District mining interests.  On October 1, 2014 we completed the transfer of those assets from Magellan to G+W.  At the time of the transfer, Magellan owned all the outstanding common stock of G+W.   Effective December 31, 2014 Magellan pledged all its ownership interest in G+W to Mr. John D. Gibbs, a significant shareholder in the Company, as security for outstanding amounts under a line of credit agreement between Magellan and Mr. Gibbs.

On June 1, 2015, we transferred 15% of our ownership interest in G+W to Dr. Pierce Carson in exchange for one year of service as President, Chief Executive Officer and Director of G+W.  As a result of the transaction, Magellan’s ownership interest in G+W was reduced to 85%.  The transaction was valued at $50,000 representing deferred compensation for the one-year period from June 2015 through May 2016.

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At June 30, 2015, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $1,205,828. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.  On December 31, 2014 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit to $900,000, which provides the Company an additional $95,396 available under the credit line at June 30, 2015.  As part of the 2014 amendment and the subsequent appointment of Dr. Pierce Carson as the President, CEO and Director of G+W effective June 1, 2015, we have pledged all of our 85% equity interest in G+W, which owns the Silver District properties, as security for all amounts outstanding under the credit agreement.  We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock.

Note 2 – Mineral Rights and Properties:

As of June 30, 2015 and December 31, 2014, our mineral rights and properties consist of the following:

	June 30, 2015	December 31, 2014
Silver District Claims	$323,200	$323,200
Sacramento Mountains Project	-	-
	$323,200	$323,200

Silver District Claims

In August 2012, we entered into an option agreement with Columbus Exploration f/k/a Columbus Silver Corporation, which granted us the right to acquire all of Columbus’ interest in its Silver District properties located in La Paz County, Arizona.  We paid Columbus an initial $63,200 on signing of the option and a further $50,000 in December 2012.  During February 2014 and January 2013, we paid the final two payments of $80,000 and $30,000, respectively, towards the purchase of the James Blaine-patented claim purchase obligation entered into between Columbus and a third party.  We also paid all of the costs to maintain all of the claims and leases during 2013 and 2014.  On September 30, 2014, we paid an additional $100,000 to Columbus Exploration to acquire all of Columbus’ interest in its Silver District properties located in La Paz County, Arizona.   See also Note 7 regarding certain commitments for future payments for these claims.

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

During 2013, we paid $8,639 to the Bureau of Land Management (“BLM”) representing a deposit for potential reclamation of proposed drilling sites should the Company decide to drill exploratory holes on its Sacramento Mountains project.  The deposit is included in other non-current assets in the accompanying consolidated balance sheets at June 30, 2015 and December 31, 2014 as deposits with BLM.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value at June 30, 2015	Fair Value Measurement at June 30, 2015
		Level 1	Level 2	Level 3

Derivative conversion option liability	$39,140	$—	$—	$39,140

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

On December 31, 2013 we amended our credit agreement with Mr. Gibbs to increase the borrowing limit under the line of credit to $750,000.  All other terms of the credit agreement, including the interest rate and maturity date remained unchanged.  On December 31, 2014, we again amended the credit agreement to increase the borrowing limit to $900,000 and extend the maturity date to December 31, 2015.  As part of the 2014 amendment and the subsequent appointment of Dr. Pierce Carson as the President, CEO and Director of G+W effective June 1, 2015, we have pledged all of our 85% equity interest in G+W, which owns the Silver District properties, as security for all amounts outstanding under the credit agreement.

During the six months ended June 30, 2015 and 2014, draws totaling $75,000 and $135,000, respectively, were made and were primarily used to fund working capital and certain obligations due to maintain our mining rights and properties.  At June 30, 2015 a total of $804,604 was outstanding under this line of credit.  In addition, a total of $76,448 of interest has been accrued on this obligation and is included in Interest payable - related parties on the accompanying consolidated balance sheet at June 30, 2015.

Note 5 – Notes Payable – Related Parties:

In August 2011, we entered into an unsecured loan from John Power, the Company’s sole executive officer, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and is payable on demand with thirty days’ notice from the lender. During the second quarter of 2014, the Company made payments totaling $5,000 to pay down the principal balance of the note.  At June 30, 2015 the Note balance was $15,000.

In January 2014, we entered into an unsecured loan from John Power, the Company’s sole executive officer, evidenced by a $50,000 promissory note. The promissory note bears interest at 6.75% per annum and is payable on demand with thirty days’ notice from the lender.

In April 2015, we paid a total of $4,750 to Mr. Power representing interest accrued on the Notes.  A total of $2,120 of unpaid interest has accrued on these two promissory notes and is included in Accrued interest - related parties on the accompanying consolidated balance sheet at June 30, 2015.

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

The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price.  Accordingly, the conversion features of the Note are considered a discount to the Note.  However, since the Note is payable upon demand by the note holder, the value of the discount is considered interest expense at the time of its inception.  The Note shall be evaluated quarterly, and upon any quarterly valuations in which the value of the discount increases, we recognize a loss due to an increase in the fair value of the derivative liability.  Therefore, we recorded a derivative liability at the Note inception, and adjusted the liability at December 31, 2014.  As a result of these valuations, $29,940 of interest expense was incurred during the quarter ended December 31, 2014 and $580 was recorded as a loss due to change in fair value of derivative.  On June 30, 2015 the fair value of the derivative liability was determined to be $39,140, resulting in a loss on change of derivative liability charge of $8,620 for the six months ended June 30, 2015.

We estimate the fair value of this derivative at each balance sheet date until such time the Note is paid or converted.

We estimated the fair value of the derivative at December 31, 2014 and June 30, 2015 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.

The following table summarizes the assumptions used to value the derivative Note discount at June 30, 2015:

Fair value assumptions – derivative:	June 30, 2015
Risk free interest rate	0.28%
Expected term (years)	1.0
Expected volatility	171%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative Note discount at December 31, 2014:

Fair value assumptions – derivative:	December 31, 2014
Risk free interest rate	0.25%
Expected term (years)	1.0
Expected volatility	162%
Expected dividends	0%

A total of $2,327 and $771 of interest has accrued on the Note at June 30, 2015 and December 31, 2014, respectively, and is included in Accrued interest on the accompanying consolidated balance sheets.

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

Management fees to Mr. Power totaling $15,000 for both the six months ended June 30, 2015 and 2014 are included in general and administrative expenses in our statement of operations.  All management fees due Mr. Power through June 30, 2015 have been paid.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	June 30, 2015	December 31, 2014
Accrued interest payable - Mr. Power	$2,120	$4,750
Accrued interest payable - Mr. Gibbs	76,448	53,627
	$78,568	$58,377

In April 2015, we paid a total of $4,750 to Mr. Power representing unpaid accrued interest.

Advances Payable – Related Parties

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

	Six Months Ended June 30, 2015
	Advances	Repayments
Mr. Power	$2,125	$4,975

	Six Months Ended June 30, 2014
	Advances	Repayments
Mr. Power	$34,500	$7,500

At June 30, 2015 and December 31, 2014, $-0- and $2,850, respectively, of advances from related parties were outstanding.

The Company also utilizes a credit card owned by Mr. Power to pay various obligations when the availability of cash is limited or the timing of the payments is considered critical.  A total of $1,775 and $650 of Company charges were outstanding on this credit card at June 30, 2015 and December 31, 2014, respectively, and is included in Accounts payable on the accompanying consolidated balance sheets.

Deferred Compensation

On June 1, 2015, the Company appointed W. Pierce Carson to the positions of President, Chief Executive Officer and a Director of G+W.  In connection with his appointment, the Company assigned to Mr. Carson restricted shares of G+W common stock representing 15% of the total issued and outstanding shares of G+W in return for one year of his services. The Company determined the value of the transaction at $50,000, which was recorded as deferred compensation to be amortized monthly over the initial one-year term of the employment agreement. As such, we have recognized $4,167 of compensation expense through June 30, 2015 in connection with this transaction.

Note 9 – Subsequent Events

Subsequent to June 30, 2015, additional advances totaling $15,000 were made on the Company’s credit agreement with Mr. Gibbs.

On July 9, 2015, the G+W entered into two Lease and Purchase Agreements (“Agreements”) with an individual that grant the Company certain exploration and mining rights for two separate properties located in La Paz county, Arizona. The Agreements provide for scheduled variable annual advance minimum royalty payments to the lessor. In addition, the Agreements have an initial term of 20 years, and provide for the purchase of the properties for $125,000 each during the term of the lease, net of any advance royalty payments made up to the date of the purchase. The Company has paid the initial advance royalty payments totaling $3,000, which was due upon the signing of the Agreements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Magellan,” “we,” “our,” and “us” to refer to Magellan Gold Corporation.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and our interim unaudited condensed financial statements and notes thereto included with this report in Part I. Item 1.

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

On September 30, 2014, we formed and organized a new wholly-owned subsidiary, Gulf + Western Industries, Inc., a Nevada corporation (“Gulf+Western” or “G+W”), to own and operate our Silver District mining interests.  On October 1, 2014 we completed the transfer of those assets from Magellan to G+W.  At the time of the transfer, Magellan owned all the outstanding common stock of G+W.   Effective December 31, 2014, Magellan pledged all its ownership interest in G+W to Mr. John D. Gibbs, a significant shareholder in the Company, as security for outstanding amounts under a line of credit agreement between Magellan and Mr. Gibbs.  As of June 30, 2015, the total amount owed under the credit agreement was $881,052, which includes $804,604 of principal and $76,448 of accrued interest.

On June 1, 2015, we transferred 15% of our ownership interest in G+W to Dr. Pierce Carson in exchange for one year of service as President, Chief Executive Officer and Director of G+W.  As a result of the transaction, Magellan’s ownership interest in G+W was reduced to 85%.  The transaction was valued at $50,000 representing deferred compensation for the one-year period June 2015, through May 2016.

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

Results of Operations

Results of Operations for the three months Ended June 30, 2015 and 2014

	Three Months Ended June 30,
	2015	2014
Operating expenses:
Exploration costs	$2,190	$84,222
General and administrative expenses	34,377	20,015
Total operating expenses	36,567	104,237

Operating loss	(36,567)	(104,237)

Other income (expense):
Interest expense	(13,587)	(8,658)
Loss on change in derivative	(4,300)	-
Net loss	$(54,454)	$(112,895)

Operating expenses

During the three months ended June 30, 2015, our total operating expenses were $36,567 as compared to $104,237 during the three months ended June 30, 2014.

During the three months ended June 30, 2015 we incurred $2,190 of exploration costs as compared to $84,222 in 2014.  Exploration costs for the three months ended June 30, 2015 are comprised of geologist fees associated with oversight of our holdings and review of potential opportunities.

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

General and administrative expenses for the three months ended June 30, 2015 totaling $34,377 were comprised professional fees including accounting and audit fees of $7,415, legal fees totaling $7,605, management fees to Mr. Power totaling $7,500, other professional fees of $2,296, and other expenses totaling $5,394 mainly comprised of travel expenses, transfer fees paid to the BLM, licenses and other administrative related expenses.

In addition, on June 1, 2015, we transferred 15% of our ownership interest in G+W to Dr. Pierce Carson in exchange for one year of service as President, Chief Executive Officer and Director of G+W.  As a result of the transaction, Magellan’s ownership interest in G+W was reduced to 85%.  The transaction was valued at $50,000 representing deferred compensation for the one-year period June 2015, through May 2016.  General and administrative expenses for the three months ended June 30, 2015 includes $4,167 of compensation expense representing the amortization of deferred compensation for the month of June 2015.

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

Interest expense for the three months ended June 30, 2015 and 2014 totaled $13,587 and $8,658, respectively, and is primarily attributable to our related party line of credit, which accrues interest at the rate of 6.0% per year, and our related party notes payable which accrue interest at a weighted average interest rate of 6.58%.

In addition, in October 2014 we converted certain amounts payable to a legal services provider into a Convertible Note Payable.  Interest accrues quarterly on the outstanding principal and interest balances of the Note at 6% per annum.

The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price.  Accordingly, the conversion features of the Note are considered a discount to the Note.  However, since the Note is payable upon demand by the note holder, the value of the discount was considered interest expense at the time of its inception.  The Note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount increases, we recognize a loss due to an increase in the fair value of the derivative liability.  For the three months ended June 30, 2015, we recorded a loss on the change in the derivative liability of $4,300.

We estimated the fair value of the derivative at June 30, 2015 and using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.

The following table summarizes the assumptions used to value the derivative Note discount at June 30, 2015:

Fair value assumptions – derivative:	June 30, 2015
Risk free interest rate	0.28%
Expected term (years)	1.0
Expected volatility	171%
Expected dividends	0%

Results of Operations for the six months Ended June 30, 2015 and 2014

	Six Months Ended June 30,
	2015	2014

Operating expenses:
Exploration costs	$4,159	$97,959
General and administrative expenses	72,769	44,537
Total operating expenses	76,928	142,496

Operating loss	(76,928)	(142,496)

Other income (expense):
Interest expense	(26,497)	(15,995)
Loss on change in derivative	(8,620)	-
Net loss	$(112,045)	$(158,491)

Operating expenses

During the six months ended June 30, 2015, our total operating expenses were $76,928 as compared to $142,496 during the six months ended June 30, 2014.

During the six months ended June 30, 2015 we incurred $4,159 of exploration costs as compared to $97,959 in 2014.  Exploration costs for the six months ended June 30, 2015 are comprised of geologist fees associated with oversight of our holdings and review of potential opportunities.

Exploration costs for the six months ended June 30, 2014 were primarily comprised of drilling expenses, geologist fees and other related costs totaling $93,171 associated with our exploratory drilling program on our Silver District project during April 2014, as well as other various geologic, geochemical, and other exploration related costs associated with other projects.

General and administrative expenses for the six months ended June 30, 2015 totaling $72,769 were comprised professional fees including accounting and audit fees of $24,635, legal fees totaling $16,513, management fees to Mr. Power totaling $15,000, other professional fees of $4,758, and other expenses totaling $7,696 mainly comprised of travel expenses, transfer fees paid to the BLM, licenses and other administrative related expenses.

In addition, on June 1, 2015, we transferred 15% of our ownership interest in G+W to Dr. Pierce Carson in exchange for one year of service as President, Chief Executive Officer and Director of G+W.  As a result of the transaction, Magellan’s ownership interest in G+W was reduced to 85%.  The transaction was valued at $50,000 representing deferred compensation for the one-year period June 2015, through May 2016.  General and administrative expenses for the six months ended June 30, 2015 includes $4,167 of compensation expense representing the amortization of deferred compensation for the month of June 2015.

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

Interest expense for the six months ended June 30, 2015 and 2014 totaled $26,497 and $15,995, respectively, and is primarily attributable to our related party line of credit, which accrues interest at the rate of 6.0% per year, as well as our related party notes payable which accrue interest at a weighted average interest rate of 6.58%.

In addition, in October 2014 we converted certain amounts payable to a legal services provider into a Convertible Note Payable.  Interest accrues quarterly on the outstanding principal and interest balances of the Note at 6% per annum.

The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price.  Accordingly, the conversion features of the Note are considered a discount to the Note.  However, since the Note is payable upon demand by the note holder, the value of the discount was considered interest expense at the time of its inception.  The Note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount increases, we recognize a loss due to an increase in the fair value of the derivative liability.  For the six months ended June 30, 2015, we recorded a loss on the change in the derivative liability of $8,620.

We estimated the fair value of the derivative at June 30, 2015 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.

The following table summarizes the assumptions used to value the derivative Note discount at June 30, 2015:

Fair value assumptions – derivative:	June 30, 2015
Risk free interest rate	0.28%
Expected term (years)	1.0
Expected volatility	171%
Expected dividends	0%

Liquidity and Capital Resources:

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At June 30, 2015, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $1,205,828. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

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

On December 31, 2012, we entered into a line of credit arrangement with John D. Gibbs, a significant investor, to facilitate timely cash flows for the Company’s operations.  The line of credit initially provided for a maximum balance of $250,000, and accrues interest at 6%, which is payable from time to time and due at maturity.  On December 31, 2013 we amended our credit agreement with Mr. Gibbs to increase the borrowing limit under the line of credit to $750,000.  Finally, on December 31, 2014 the agreement was again amended to increase the borrowing limit under the line of credit to $900,000 and extend the maturity date to December 31, 2015.  As part of the 2014 amendment and the subsequent appointment of Dr. Pierce Carson as the President, CEO and Director of G+W effective June 1, 2015, we have pledged all of our 85% equity interest in G+W, which owns the Silver District properties, as security for all amounts outstanding under the credit agreement.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(69,998)	$(129,104)
Net cash used in investing activities	-	(80,000)
Net cash provided by financing activities	72,150	207,000
Net increase (decrease) in cash	2,152	(2,104)
Cash and cash equivalents, beginning of period	94	2,128
Cash and cash equivalents, end of period	$2,246	$24

At June 30, 2015, we had $2,246 in cash and a $1,020,305 working capital deficit. This compares to cash of $94 and a working capital deficit of $958,260 at December 31, 2014.

Net cash used in operating activities during the six months ended June 30, 2015 was $69,998 and was mainly comprised of our $(112,045) net loss during the period, which was partially offset with the change in our derivative liability and the amortization of deferred compensation, both as discussed above in Results of Operations.  We also had increases in prepaid expenses of $3,750 as well as increases in accounts payable totaling $11,263, as well as increases in accrued interest totaling $21,747 representing accrued interest on our related party line of credit and notes payable.

Net cash used in operating activities during the six months ended June 30, 2014 was $129,104 and was mainly comprised of our $(158,491) net loss during the period and increases in accounts payable and accrued expenses totaling $13,392, as well as increases totaling $15,995 in accrued interest on our related party line of credit and notes payable.

During the six months ended June 30, 2015, we had no investing activity transactions.  During the six months ended June 30, 2014 we used $80,000 of cash in investing activities, which represents a payment to Columbus Exploration under our option agreement to make the final installment on the purchase of a patented claim included in the Silver District land package.

During the six months ended June 30, 2015, net cash provided by financing activities was $72,150, which primarily reflects additional borrowings totaling $75,000 under our credit agreement with Mr. Gibbs.  In addition, we repaid $2,850 in advances made by Mr. Power.

During the six months ended June 30, 2014, cash provided by financing activities was $207,000. We drew a total of $135,000 on our credit agreement with Mr. Gibbs during the six months ended June 30, 2014.  In addition, we received an additional $50,000 in funding from Mr. Power in the form of a demand note, which accrues interest at 6.75%.  During the second quarter of 2014, the Company paid $5,000 representing a reduction of principal on Mr. Power’s $20,000 demand note, which accrues interest at 6%.  Also, during the six months ended June 30, 2014, Mr. Power advanced the Company $34,500, of which $7,500 had been repaid.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of June 30, 2015. No impairment loss was recognized during either the six months ended June 30, 2015 and 2014.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.DEF	XBRL Taxonomy Extension Definition **
101.LAB	XBRL Taxonomy Extension Labels**
101.PRE	XBRL Taxonomy Extension Presentation**
____________________

*	Filed herewith
**	Furnished, not filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2015.

MAGELLAN GOLD CORPORATION

By: _/s/ John C. Power___

      John C. Power

      President, Chief Executive Officer

      (Principal Executive Officer), Chief

      Financial Officer (Principal

      Accounting Officer), Secretary,

      Treasurer and Director.