Form 10-Q
period 2015-09-30
MAGELLAN GOLD Corp
filed 2015-11-13
CIK 1515317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

On November 13, 2015, there were 48,869,091 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MAGELLAN GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ 94
Prepaid expenses	4,109	-
Deferred compensation	33,333	-

Total current assets	37,442	94

Mineral rights, net of impairment	323,200	323,200
Deposits with BLM	8,639	8,639

Total assets	$ 369,281	$ 331,933

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$ 22	$ -
Accounts payable	37,640	19,700
Accrued liabilities	718	-
Line of credit - related party	859,604	729,604
Accrued interest - related parties	89,705	58,377
Accrued interest	3,188	771
Advances payable - related party	-	2,850
Notes payable - related parties	65,000	65,000
Convertible note payable	51,532	51,532
Derivative liability	47,410	30,520

Total current liabilities	1,154,819	958,354

Shareholders' deficit:
Preferred shares, $.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common shares - $0.001 par value; 100,000,000 shares authorized, 48,869,091 shares issued and outstanding	48,869	48,869
Additional paid-in capital	424,292	419,831
Accumulated deficit	(1,288,339)	(1,095,121)
Total Magellan shareholders' deficit	(815,178)	(626,421)
Noncontrolling interest in subsidiary	29,640	-

Total shareholders' deficit	(785,538)	(626,421)

Total liabilities and shareholders’ deficit	$ 369,281	$ 331,933

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Operating expenses:
Exploration costs	$ 13,337	$ 36,167	$ 17,496	$ 134,126
General and administrative expenses	60,967	21,650	133,736	66,187

Total operating expenses	74,304	57,817	151,232	200,313

Operating loss	(74,304)	(57,817)	(151,232)	(200,313)

Other income (expense):
Interest expense	(14,498)	(9,610)	(40,995)	(25,605)
Loss on change in derivative liability	(8,270)	-	(16,890)	-

Net loss	(97,072)	(67,427)	(209,117)	(225,918)

Net loss attributable to noncontrolling interest	(14,561)	-	(15,899)	-

Net loss attributable to common shareholders	$ (82,511)	$ (67,427)	$ (193,218)	$ (225,918)

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Basic and diluted weighted-average common shares outstanding	48,869,091	48,869,091	48,869,091	48,869,091

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$ (209,117)	$ (225,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	16,667	-
Change in derivative liability	16,890	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,109)	21,457
Accounts payable and accrued expenses	18,680	11,961
Accrued interest	33,745	25,605

Net cash used in operating activities	(127,244)	(166,895)

Investing activities:
Acquisition of mineral rights	-	(180,000)

Net cash used in investing activities	-	(180,000)

Financing activities:
Advances on line of credit - related party	130,000	290,000
Proceeds from advances from related parties	5,350	42,350
Payments on advances from related parties	(8,200)	(32,500)
Proceeds from notes payable - related parties	-	50,000
Payments on notes payable - related parties	-	(5,000)

Net cash provided by financing activities	127,150	344,850

Net decrease in cash	(94)	(2,045)
Cash at beginning of period	94	2,128

Cash at end of period	$ -	$ 83

Supplemental disclosure of cash flow information
Cash paid for interest	$ 7,250	$ -
Cash paid for income taxes	$ -	$ -
Supplemental disclosure of non-cash investing and financing activities
Common stock of subsidiary issued in exchange for executive services	$ 50,000	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAGELLAN GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Organization, Basis of Presentation, and Continuance of Operations:

Magellan Gold Corporation (“we,” “our,” “us,” or “Magellan”) is engaged in the acquisition and exploration of mineral resources.  Magellan was formed and organized effective September 28, 2010, under the laws of the State of Nevada.  Our principal business is the acquisition and exploration of mineral resources. We have not presently determined whether our mineral properties contain mineral reserves that are economically recoverable.

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

Our primary focus going forward will be to continue evaluation of our properties, and possibly to acquire additional mineral rights and conduct additional exploration, development and permitting activities.  Our mineral lease payments, permitting applications and exploration and development efforts will require additional capital.  Further information regarding our mining properties and rights are discussed below in Note 2 – Mineral Rights and Properties.

Basis of Presentation

We prepared these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At September 30, 2015, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $1,288,339. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.  On December 31, 2014 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit to $900,000, which provides the Company an additional $40,396 available under the credit line at September 30, 2015.  As part of the 2014 amendment and the subsequent appointment of Dr. Pierce Carson as the President, CEO and Director of G+W effective June 1, 2015, we have pledged all of our 85% equity interest in G+W, which owns the Silver District properties, as security for all amounts outstanding under the credit agreement. We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock.

Note 2 – Mineral Rights and Properties:

As of September 30, 2015 and December 31, 2014, our mineral rights and properties consist of the following:

	September 30, 2015	December 31, 2014
Silver District Claims	$ 323,200	$ 323,200
Sacramento Mountains Project	-	-
	$ 323,200	$ 323,200

Silver District Claims

In August 2012, we entered into an option agreement with Columbus Exploration f/k/a Columbus Silver Corporation, which granted us the right to acquire all of Columbus’ interest in its Silver District properties located in La Paz County, Arizona.  We paid Columbus an initial $63,200 on signing of the option and a further $50,000 in December 2012.  During February 2014 and January 2013, we paid the final two payments of $80,000 and $30,000, respectively, towards the purchase of the James Blaine-patented claim purchase obligation entered into between Columbus and a third party.  We also paid all of the costs to maintain all of the claims and leases. On September 30, 2014, we paid an additional $100,000 to Columbus Exploration to acquire all of Columbus’ interest in its Silver District properties located in La Paz County, Arizona. See also Note 7 regarding certain commitments for future payments on these claims.

The Silver District property consists of 110 unpatented lode and mill site mining claims, six patented lode claims, and an Arizona State Minerals Exploration Permit, all of which are held directly or under lease agreements, totaling over 2,000 acres. The various claims are subject to third party net smelter royalties and/or net profits of varying percentages.

In August 2015, we renewed the BLM lode and mill site claims with the Bureau of Land Management and are in the process of recording a notice of intent to hold mining claims with La Paz County, Arizona and these claims remain in good standing through August 31, 2016.   During August 2015, we made an advance minimum royalty payment of $10,000 to a third party landowner on the Red Cloud lease which includes the Red Cloud Patented claim and two BLM lode claims and in September 2015 obtained approval to assume and expand the exploration permit on the Arizona State section that comprises part of our Silver District land package.  Upon receipt of the final documentation from Arizona, we will be required to make the annual lease payment to the State of Arizona.

On July 9, 2015, G+W entered into two Lease and Purchase Agreements (“Agreements”) with an individual that grant the Company certain exploration and mining rights for two patented lode claims located in the Silver District, La Paz County, Arizona. The Agreements provide for scheduled variable annual advance minimum royalty payments to the lessor. In addition, the Agreements have an initial term of 20 years, and provide for the purchase of the properties for $125,000 each during the term of the lease, net of any advance royalty payments made up to the date of the purchase. The Company paid the initial advance royalty payments totaling $3,000, which was due upon the signing of the Agreements. Due to an uncertainty associated with the clarification of the legal title for these two patented lode claims, these payments have not been capitalized as mining rights, and therefore are included in exploration costs for the three and nine months ended September 30, 2015. The Company intends to resolve this uncertainty prior to making further investments in these claims.

Sacramento Mountains Project

The Sacramento Mountains Project is located in the northwest corner of the Sacramento Mountains approximately 10 miles WNW of Needles, California. In October 2012, Magellan staked fifty (50) unpatented lode mining claims totaling approximately 1,000 acres, in which we have a 100% unencumbered interest, on Federal Bureau of Land Management “BLM”) land, and in January 2013 filed the claims with the BLM. In August 2015, we renewed 14 of these claims with the BLM, and these claims will remain in good standing through August 31, 2016.

A plan of operation for a limited exploration drill program was submitted and approved by the BLM in 2013.  As of the date of this report, we have not decided to proceed with a drilling program. Our permit expires in February 2017.    Due to the decline in precious metals prices and the absence of currently available funds to explore this early stage project, we recorded an impairment charge equal to the amount of our capitalized mineral rights at December 31, 2013 in the amount of $10,350.

During 2013, we paid $8,639 to the BLM representing a deposit for potential reclamation of proposed drilling sites should we decide to carry out exploratory drilling on our Sacramento Mountains project.  The deposit is included in other non-current assets in the accompanying consolidated balance sheets at September 30, 2015 and December 31, 2014 as deposits with BLM.

We intend to leave our deposit in place for the Sacramento Mountains project with the BLM and maintain our claims so that the project is available for further exploration should capital formation conditions improve.

Exploration Plans

Subject to the availability of funding, we intend to continue to explore our Silver District and Sacramento Mountains mineral properties as outlined in our Annual Report on Form 10-K for the financial year ended December 31, 2014. Historic shallow drilling of vein systems in the Silver District identified fourteen deposits containing substantial silver, fluorspar, barite and lead-zinc mineralized material. Our primary focus will be to expand known mineralization through drilling along strike and at depth. To help guide our drilling efforts, we plan to conduct geophysical, geochemical and geological surveys. At the Sacramento Mountains project, we are seeking a joint venture partner to fund a drilling program aimed at discovery of gold-silver epithermal vein deposits and of detachment-related disseminated gold deposits.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value at September 30, 2015	Fair Value Measurement at September 30, 2015
		Level 1	Level 2	Level 3
Derivative conversion option liability	$47,410	$—	$—	$47,410

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

During the nine months ended September 30, 2015 and 2014, draws totaling $130,000 and $290,000, respectively, were made and were primarily used to fund working capital and certain obligations due to maintain our mining rights and properties.  At September 30, 2015 a total of $859,604 was outstanding under this line of credit.  In addition, a total of $89,008 of interest has been accrued on this obligation and is included in Interest payable - related parties on the accompanying consolidated balance sheet at September 30, 2015.

Note 5 – Notes Payable – Related Parties:

In August 2011, we entered into an unsecured loan from John Power, the Company’s sole executive officer, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and is payable on demand with thirty days’ notice from the lender. During the second quarter of 2014, the Company made payments totaling $5,000 to pay down the principal balance of the note.  At September 30, 2015 the Note balance was $15,000.

In January 2014, we entered into an unsecured loan from John Power, the Company’s sole executive officer, evidenced by a $50,000 promissory note. The promissory note bears interest at 6.75% per annum and is payable on demand with thirty days’ notice from the lender.

In April 2015, we paid a total of $4,750 to Mr. Power representing interest accrued on the Notes.  And in September 2015 we paid an additional $2,500 representing accrued interest on the Notes. A total of $697 of unpaid interest has accrued on these two promissory notes and is included in Accrued interest - related parties on the accompanying consolidated balance sheet at September 30, 2015.

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

The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price.  Accordingly, the conversion features of the Note are considered a discount to the Note.  However, since the Note is payable upon demand by the note holder, the value of the discount is considered interest expense at the time of its inception.  The Note shall be evaluated quarterly, and upon any quarterly valuations in which the value of the discount increases, we recognize a loss due to an increase in the fair value of the derivative liability.  Therefore, we recorded a derivative liability at the Note inception, and adjusted the liability at December 31, 2014.  As a result of these valuations, $29,940 of interest expense was incurred during the quarter ended December 31, 2014 and $580 was recorded as a loss due to change in fair value of derivative.  On September 30, 2015 the fair value of the derivative liability was determined to be $47,410, resulting in a loss on change of derivative liability charge of $16,890 for the nine months ended September 30, 2015.

We estimate the fair value of this derivative at each balance sheet date until such time the Note is paid or converted.

We estimated the fair value of the derivative at December 31, 2014 and September 30, 2015 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.

The following table summarizes the assumptions used to value the derivative Note discount at September 30, 2015:

Fair value assumptions – derivative:	September 30, 2015
Risk free interest rate	0.33%
Expected term (years)	1.0
Expected volatility	152%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative Note discount at December 31, 2014:

Fair value assumptions – derivative:	December 31, 2014
Risk free interest rate	0.25%
Expected term (years)	1.0
Expected volatility	162%
Expected dividends	0%

A total of $3,188 and $771 of interest has accrued on the Note at September 30, 2015 and December 31, 2014, respectively, and is included in Accrued interest on the accompanying consolidated balance sheets.

Note 7 - Commitments and Contingencies:

As part of our acquisition of the Silver District properties from Columbus Exploration, we assumed the Red Cloud lease whose initial term expires in August 2026.  The lease requires annual advance minimum royalty payments of $10,000 through the term of the lease due on the annual anniversary of the agreement.  The lease is also subject to a 2% net production royalty to be paid to the lessor from the sale of precious metals extracted from the leased property.   In order to maintain the BLM lode and mill site claims, annual payments are required before the end of August of each year, and we remain current on these payments. Payments are also due annually on two patented claims we leased in July 2015 and on our State of Arizona Minerals Exploration Permit.

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

Management fees to Mr. Power totaling $22,500 for both the nine months ended September 30, 2015 and 2014 are included in general and administrative expenses in our statement of operations.  All management fees due Mr. Power through September 30, 2015 have been paid.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	September 30, 2015	December 31, 2014
Accrued interest payable - Mr. Power	$ 697	$ 4,750
Accrued interest payable - Mr. Gibbs	89,008	53,627
	$ 89,705	$ 58,377

During the nine months ended September 30 2015, we paid a total of $7,250 to Mr. Power representing unpaid accrued interest.

Advances Payable – Related Parties

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

Nine Months Ended September 30, 2015
	Advances	Repayments
Mr. Power	$ 5,350	$ 8,200

Nine Months Ended September 30, 2014
	Advances	Repayments
Mr. Power	$ 42,350	$ 32,500

At September 30, 2015 and December 31, 2014, $0 and $2,850, respectively, of advances from related parties were outstanding.

The Company also utilizes a credit card owned by Mr. Power to pay travel and other obligations when the availability of cash is limited or the timing of the payments is considered critical. A total of $2,078 and $650 of Company charges were outstanding on this credit card at September 30, 2015 and December 31, 2014, respectively, and is included in Accounts payable on the accompanying consolidated balance sheets.

Deferred Compensation

On June 1, 2015, the Company appointed W. Pierce Carson to the positions of President, Chief Executive Officer and a Director of G+W.  In connection with his appointment, the Company assigned to Mr. Carson restricted shares of G+W common stock representing 15% of the total issued and outstanding shares of G+W in return for one year of his services. The Company determined the value of the transaction at $50,000, which was recorded as deferred compensation to be amortized monthly over the initial one-year term of the employment agreement. As such, we have recognized $16,667 of compensation expense through September 30, 2015 in connection with this transaction.

Note 9 – Subsequent Events

Subsequent to September 30, 2015, additional advances totaling $10,000 were made on the Company’s credit agreement with Mr. Gibbs.

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

In August 2012, we entered into an option agreement and subsequently purchased the  “Silver District” project consisting of 85 unpatented lode mining claims, 4 patented lode claims, an State of Arizona exploration permit of 154.66 acres and 23 unpatented mill site claims, totaling over 2,000 acres in La Paz County, Arizona.   Since our acquisition, we have increased our land position in the Silver District by staking two unpatented lode mining claims, leased two additional patented claims and have tentatively increased our Arizona mining lease to 350 acres.

On September 30, 2014, we formed and organized a new wholly-owned subsidiary, Gulf + Western Industries, Inc., a Nevada corporation (“Gulf+Western” or “G+W”), to own and operate our Silver District mining interests.  On October 1, 2014 we completed the transfer of those assets from Magellan to G+W.  At the time of the transfer, Magellan owned all the outstanding common stock of G+W.   Effective December 31, 2014, Magellan pledged all its ownership interest in G+W to Mr. John D. Gibbs, a significant shareholder in the Company, as security for outstanding amounts under a line of credit agreement between Magellan and Mr. Gibbs.  As of September 30, 2015, the total amount owed under the credit agreement was $948,612, which includes $859,604 of principal and $89,008 of accrued interest.

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

Magellan staked fifty (50) unpatented lode mining claims known as the “Sacramento Mountains Project” totaling approximately 1,000 acres, in which it has a 100% unencumbered interest, on Federal (BLM) land in October 2012 and filed the claims with the BLM in January 2013.  The project is located in the northwest corner of the Sacramento Mountains approximately 10 miles WNW of Needles, California.  In August 2015, we renewed 14 of these claims with the Bureau of Land Management, and these claims will remain in good standing through August 31, 2016.

Our primary focus during the next twelve months, and depending on available resources, will be to further explore our mineral properties.

Results of Operations

Results of Operations for the Three months Ended September 30, 2015 and 2014

	Three Months Ended September 30,
	2015	2014
Operating expenses:
Exploration costs	$ 13,337	$ 36,167
General and administrative expenses	60,967	21,650
Total operating expenses	74,304	57,817

Operating loss	(74,304)	(57,817)

Other income (expense):
Interest expense	(14,498)	(9,610)
Loss on change in derivative	(8,270)	-
Net loss	$ (97,072)	$ (67,427)

Operating expenses

During the three months ended September 30, 2015, our total operating expenses were $74,304 as compared to $57,817 during the three months ended September 30, 2014.

During the three months ended September 30, 2015 we incurred $13,337 of exploration costs as compared to $36,167 in 2014. Exploration costs for the three months ended September 30, 2015 are comprised of $13,000 of advance royalty payments associated with our Silver District claims and $337 of professional geologic expenses.

During the three months ended September 30, 2014 we incurred $36,167 of exploration costs. Exploration costs for the three months ended September 30, 2014 are primarily comprised of claim renewal payments to the Bureau of Land Management totaling $8,060, and $27,988 of payments made to maintain our Silver District lease.

General and administrative expenses for the three months ended September 30, 2015 totaling $60,967 were comprised professional fees including accounting and audit fees of $9,508, legal fees totaling $5,635, management fees to Mr. Power totaling $7,500, other professional fees of $1,240, and other expenses totaling $24,584 mainly comprised of travel expenses, claim renewal and other fees paid to the BLM ($17,050 Silver District and $2,170 Sacramento Project), licenses and other administrative related expenses.

In addition, on June 1, 2015, we transferred 15% of our ownership interest in G+W to Dr. Pierce Carson in exchange for one year of service as President, Chief Executive Officer and Director of G+W.  As a result of the transaction, Magellan’s ownership interest in G+W was reduced to 85%.  The transaction was valued at $50,000 representing deferred compensation for the one-year period June 2015, through May 2016.  General and administrative expenses for the three months ended September 30, 2015 includes $12,500 of compensation expense representing the amortization of deferred compensation for the three months ended September 30, 2015.

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

Interest expense for the three months ended September 30, 2015 and 2014 totaled $14,498 and $9,610, respectively, and is primarily attributable to our related party line of credit, which accrues interest at the rate of 6.0% per year, and our related party notes payable which accrue interest at a weighted average interest rate of 6.58%.

In addition, in October 2014 we converted certain amounts payable to a legal services provider into a Convertible Note Payable.  Interest accrues quarterly on the outstanding principal and interest balances of the Note at 6% per annum.

The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price.  Accordingly, the conversion features of the Note are considered a discount to the Note.  However, since the Note is payable upon demand by the note holder, the value of the discount was considered interest expense at the time of its inception.  The Note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount increases, we recognize a loss due to an increase in the fair value of the derivative liability.  For the three months ended September 30, 2015, we recorded a loss on the change in the derivative liability of $8,270.

We estimated the fair value of the derivative at September 30, 2015 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.

The following table summarizes the assumptions used to value the derivative Note discount at September 30, 2015:

Fair value assumptions – derivative:	September 30, 2015
Risk free interest rate	0.33%
Expected term (years)	1.0
Expected volatility	152%
Expected dividends	0%

Results of Operations for the Nine months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,
	2015	2014

Operating expenses:
Exploration costs	$ 17,496	$ 134,126
General and administrative expenses	133,736	66,187
Total operating expenses	151,232	200,313

Operating loss	(151,232)	(200,313)

Other income (expense):
Interest expense	(40,995)	(25,065)
Loss on change in derivative	(16,890)	-
Net loss	$ (209,117)	$ (225,918)

Operating expenses

During the nine months ended September 30, 2015, our total operating expenses were $151,232 as compared to $200,313 during the nine months ended September 30, 2014.

During the nine months ended September 30, 2015 we incurred $17,496 of exploration costs as compared to $134,126 in 2014.  Exploration costs for the nine months ended September 30, 2015 are primarily comprised of $13,000 of advance royalty payments associated with our Silver District claims, and geologist fees associated with oversight of our holdings and review of potential opportunities.

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

General and administrative expenses for the nine months ended September 30, 2015 totaling $133,736 were comprised professional fees including accounting and audit fees of $34,143, legal fees totaling $22,148, management fees to Mr. Power totaling $22,500, other professional fees of $5,998, and other expenses totaling $32,280 mainly comprised of travel expenses, claim renewal and other fees paid to the BLM ($17,050 Silver District and $2,170 Sacramento Project), licenses and other administrative related expenses.

In addition, on June 1, 2015, we transferred 15% of our ownership interest in G+W to Dr. Pierce Carson in exchange for one year of service as President, Chief Executive Officer and Director of G+W.  As a result of the transaction, Magellan’s ownership interest in G+W was reduced to 85%.  The transaction was valued at $50,000 representing deferred compensation for the one-year period June 2015, through May 2016.  General and administrative expenses for the nine months ended September 30, 2015 includes $16,667 of compensation expense representing the amortization of deferred compensation since June 2015.

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

Interest expense for the nine months ended September 30, 2015 and 2014 totaled $40,995 and $25,605, respectively, and is primarily attributable to our related party line of credit, which accrues interest at the rate of 6.0% per year, as well as our related party notes payable which accrue interest at a weighted average interest rate of 6.58%.

In addition, in October 2014 we converted certain amounts payable to a legal services provider into a Convertible Note Payable.  Interest accrues quarterly on the outstanding principal and interest balances of the Note at 6% per annum.

The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price. Accordingly, the conversion features of the Note are considered a discount to the Note. However, since the Note is payable upon demand by the note holder, the value of the discount was considered interest expense at the time of its inception. The Note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount increases, we recognize a loss due to an increase in the fair value of the derivative liability. For the nine months ended September 30, 2015, we recorded a loss on the change in the derivative liability of $16,890.

We estimated the fair value of the derivative at September 30, 2015 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note. Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.

The following table summarizes the assumptions used to value the derivative Note discount at September 30, 2015:

Fair value assumptions – derivative:	September 30, 2015
Risk free interest rate	0.33%
Expected term (years)	1.0
Expected volatility	152%
Expected dividends	0%

Liquidity and Capital Resources:

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At September 30, 2015, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $1,288,339. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$ (127,244)	$ (166,895)
Net cash used in investing activities	-	(180,000)
Net cash provided by financing activities	127,150	344,850

Net increase decrease in cash	(94)	(2,045)
Cash and cash equivalents, beginning of period	94	2,128
Cash and cash equivalents, end of period	$ -	$ 83

At September 30, 2015, we had cash of $-0- and a $1,117,377 working capital deficit. This compares to cash of $94 and a working capital deficit of $958,260 at December 31, 2014.

Net cash used in operating activities during the nine months ended September 30, 2015 was $127,244 and was mainly comprised of our $(209,117) net loss during the period, which was partially offset with the change in our derivative liability and the amortization of deferred compensation, both as discussed above in Results of Operations.  We also had an increase in prepaid expenses of $4,109 as well as increases in accounts payable and accrued expenses totaling $18,680, and increases in accrued interest totaling $33,745 representing accrued interest on our related party line of credit and notes payable.

Net cash used in operating activities during the nine months ended September 30, 2014 was $166,895 and was mainly comprised of our $(225,918) net loss during the period, which was partially offset with a decrease in prepaid expense of $21,457 and increases in accounts payable and accrued expenses totaling $11,961, as well as increases totaling $25,605 of accrued interest on our related party line of credit and notes payable.

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

During the nine months ended September 30, 2015, we had no investing activity transactions. During the nine months ended September 30, 2014 we used $180,000 of cash in investing activities, of which $80,000 represents a payment to Columbus Exploration under our option agreement to make the final installment on the purchase of a patented claim included in the Silver District land package.  In addition, effective September 29, 2014, we entered into a purchase agreement with Columbus Silver Corporation and its wholly-owned subsidiary of Columbus Exploration Corporation.  Under the terms of the agreement, we purchased certain patented and unpatented mining claims, an Arizona State minerals lease and a mining lease with a third-party in La Paz County, Arizona known as the Silver District which were the subject of the Option Agreement-Silver District dated August 28, 2012 between the Company and Columbus.  The consideration for the Silver District Claims was a one-time payment of $100,000.  The Agreement supersedes the Option Agreement and conveys the Silver District Claims to the Company.

During the nine months ended September 30, 2015, net cash provided by financing activities was $127,150, which primarily reflects additional borrowings totaling $130,000 under our credit agreement with Mr. Gibbs.  In addition, we received $5,350 and subsequently repaid $8,200 in outstanding advances made by Mr. Power.

During the nine months ended September 30, 2014, cash provided by financing activities was $344,850. During the nine months ended September 30, 2014 we made draws totaling $290,000 on our credit line with Mr. Gibbs.  In addition, we received an additional $50,000 in funding from Mr. Power in the form of a demand note, which accrues interest at 6.75%.  During the second quarter of 2014, the Company paid $5,000 representing a reduction of principal on Mr. Power’s $20,000 demand note, which accrues interest at 6%.  Also, during the nine months ended September 30, 2014, Mr. Power advanced the Company $42,350, of which $32,500 had been repaid.

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

Mineral Rights

We have determined that our mining rights meet the definition of mineral rights, as defined by accounting standards, and are tangible assets. As a result, our direct costs to acquire or lease mineral rights are initially capitalized as tangible assets. Direct costs include costs associated with: leasing or acquiring patented and unpatented mining claims; leasing mining rights including lease signature bonuses, lease rental payments and advance minimum royalty payments; and options to purchase or lease mineral properties. The Company expenses all costs related to the exploration of mineral claims in which it had secured exploration rights prior to establishment of proven and probable reserves.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of September 30, 2015. No impairment loss was recognized during either the nine months ended September 30, 2015 and 2014.

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

Dated: November 13, 2015.

MAGELLAN GOLD CORPORATION

By: _/s/ John C. Power______________

       John C. Power

       President, Chief Executive Officer

       (Principal Executive Officer), Chief

       Financial Officer (Principal

       Accounting Officer), Secretary,

       Treasurer and Director.