Form 10-K
period 2015-12-31
MAGELLAN GOLD Corp
filed 2016-03-18
CIK 1515317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

The aggregate market value of the 3,169,448 shares of voting and non-voting common equity held by non-affiliates of the Company calculated by taking the last sales price of the Company's common stock of $0.042 on June 30, 2015 was $133,116.81.

The number of shares outstanding of the registrant’s common stock, as of March 14, 2016 is 48,869,091.

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

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

INTRODUCTION

About Our Company

Magellan Gold Corporation (“Magellan”, “the Company”, “our” or “we”) was formed and organized effective September 28, 2010, under the laws of the State of Nevada.  We are an exploration stage company and our principal business is the acquisition and exploration of mineral resources in Arizona, California and Nevada. We have not presently determined whether the properties to which we have mining rights contain mineral deposits that are economically recoverable.

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

Our initial focus was on two mining leases secured in 2010 to explore 70 unpatented lode claims known as the “Secret Claims” in Washoe County, Nevada and 10 unpatented lode claims known as the “Randall Claims” in Churchill County, Nevada.    We did not renew these leases after the Silver District option was signed in August 2012 and it became our flagship project.

In August 2012, we entered into an Option Agreement with Columbus Silver (US) Corporation (“Columbus”) to purchase  “The Silver District Claims” consisting of 85 unpatented lode mining claims, 4 patented lode claims, an Arizona State Exploration Permit of 154.66 acres and 23 unpatented mill site claims, totaling over 2,000 acres in La Paz County, Arizona.  The underlying claims are subject to third party lease and or purchase obligations and net smelter royalties of varying percentages. In June and July 2013, Magellan staked 9 additional unpatented lode mining claims in the Silver District adjacent to the land package under option from Columbus; the Company currently retains 2 of these original 9 claims.

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

In November  2015 we were granted a new Arizona State Exploration Permit that effectively increases the size of our exploration permit in the Silver District from 154.66 acres to 334.85  acres.

In October 2012 Magellan staked fifty (50) unpatented lode mining claims known as the “Sacramento Mountains Project” totaling approximately 1,000 acres on Federal (BLM) land.    In 2015, we renewed 14 of these claims and let the balance of the claims lapse.  The Project is located in the northwest corner of the

Sacramento Mountains approximately 10 miles WNW of Needles, California. On February 12, 2016, the White House announced President Obama had designated three national monuments in southern California covering 1.8 million acres of federal lands.   We believe our Sacramento claims are within borders of one of these new monuments.  We are in the process of determining what effect this new designation may have on our Sacramento Mountains Project.

Our primary focus during the next twelve months will be to further explore, and, if warranted and feasible, conduct exploration drilling to further develop our Silver District and Sacramento Mountain Projects, subject to available funding.

We have only had limited operations to date and rely upon the sale of our securities and borrowings from significant investors to fund our operations, as we have not generated any revenue.

Our principal executive offices are located at 2010A Harbison Drive # 312, Vacaville, CA  95687.  Our telephone number is (707) 884-3766, and our Internet website is www.magellangoldcorp.com.

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

The following map illustrates the location of our significant properties in the States of Arizona and California:

Magellan Gold Corporation
Project Location Map
Canada
USA
Mexico
CALIFORNIA
ARIZONA
Sacramento
Mtns. Project
Silver District
Project
N
0
300 Km
0
200 Miles

SILVER DISTRICT, LA PAZ COUNTY, ARIZONA

Effective August 28, 2012, Magellan entered into an Option Agreement with Columbus Silver (US)  Corporation, a Nevada corporation (“Columbus”), which Option Agreement granted the Company the right to acquire all of Columbus’ interest in its Silver District properties located in La Paz County, Arizona. Magellan paid Columbus an initial $63,200 on signing the Option and an additional $50,000 before December 31, 2012.   An amendment was signed in August 2013 extending the payments to exercise the option.

During February 2014 and January 2013, we paid the final two payments of $80,000 and $30,000, respectively, towards the purchase of the James Blaine-patented claim purchase obligation entered into between Columbus and a third party.  We also paid all of the costs to maintain all of the claims and leases in 2013, 2014 and 2015.

Effective September 29, 2014, we entered into a Purchase Agreement with Columbus to purchase the patented and unpatented mining claims that had been covered by the Option Agreement.   The Purchase Agreement superseded the Option Agreement and conveyed the Silver District Claims to the Company.  In consideration of the Silver District Claims, we made a one-time payment to Columbus in the amount of $100,000.   Following our purchase of the Silver District Claims, we formed a new wholly-owned subsidiary “Gulf + Western Industries, Inc.” (“Gulf + Western”) and transferred our interest in the Silver District Claims to Gulf + Western.

The Silver District project area consists of  87 unpatented lode mining claims, 6 patented lode claims, an Arizona State Exploration Permit of 334.85 acres and 23 unpatented mill site claims, totaling over 2,000 acres. The project is located approximately 80 kilometers (50 miles) north of Yuma in southwest Arizona.

2014 Drilling Program

In May 2014, we completed the drilling of three holes at our Silver District Project. The three holes were the initial holes of a permitted 12-hole exploratory program on Magellan’s unpatented claims near the Papago and Red Cloud Mines. The drilling program was permitted and bonded with the BLM and State of Arizona. Following the drilling program, our bond with the BLM in the amount of $21,457 was refunded.

Two of the three holes drilled (core holes PA-01 / 336 total depth & PA-02 / 380 total depth) were designed to test the Papago target, and one hole (RC-01/ 244 total depth) was directed at the Red Cloud target.  Our consulting geologist selected 52 samples that were delivered to ALS Labs in Reno, NV for analysis.

The highlights of the assay results include the following:

•

Excellent comparison of our core hole PA-01 with historic RC hole S242P.   Magellan PA-01 intercept of 90 feet grading 6.05 OPT Ag, (including 10 feet of 17.06 OPT Ag), compared very favorably with the historic result of 90 feet grading 5.78 OPT Ag (including 10 feet averaging 14.60 OPT Ag).

•

Previously unreported significant zinc and lead assays from the mineralization in PA-01 4.71% Zn and 1.56% Pb over 90 feet, including 10 feet averaging 8.35% Zn and 4.02% Pb.

•

PA-01 intercepted a previously unknown vein structure, about 15 feet wide and approximately 50 feet below the known mineralized structure, that includes 3 feet grading 3.64% Zn, 0.62% Pb and 0.15 OPT Ag. The significance of this occurrence relative to the Papago resource area is unknown.

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

The 2014 drill results will be incorporated into the existing historic drill database for use in planning additional drilling.  Geologic evaluation of the entire district continues as Magellan develops additional drill targets in and around the multiple satellite deposits in the Silver District land package.

2015 Sampling Program

In 2015 the Company carried out a program of rock chip surface sampling. The samples were collected across seven of fourteen known deposits. Results were successful in validating the occurrence of silver values up to 13.0 ounces per ton and fluorspar values up to 25.7% over significant widths. Silver District deposits are localized along three major vein systems having a collective strike length of eight miles. Previous shallow drilling that partially tested these vein systems identified mineralized material containing silver and fluorite, with additional barite and lead-zinc mineralization.

The sample results are consistent with historical drilling results. In addition, with respect to any future mining development, ICP 33-element analysis returned low values for environmentally undesirable elements such as mercury, arsenic and uranium.

Following are highlights of sample results:

Clip (15 ft rock chip across vein):

13.0 opt Ag; 5.2% Fluorspar (CaF2);

6.9% Barite (BaSO4)

Geronimo (12 ft rock chip across vein):

10.5 opt Ag; 5.7% Fluorspar; 1.5% Pb

MP (20 ft rock chip across vein):

5.3 opt Ag

Red Cloud (30 ft rock chip across vein):

4.1 opt Ag; 25.7% Fluorspar; 2.1% Zn

Pacific (20 ft rock chip across vein):

1.0 opt Ag; 20.9% Fluorspar; 2.2% Pb;

3.8%Zn

For locations of the deposits from which the samples were collected, refer to Magellan’s management presentation available on the Company’s website, www.magellangoldcorp.com.

Geochemical analyses were performed by ALS Minerals in Reno, NV and Vancouver, B.C. Silver analysis was by four acid digestion, HCl leach and atomic absorption finish. Fluorine analysis was by Na2O2 fusion, citric acid leach and ion selective electrode. Barium analysis was by fusion XRF. Lead and zinc analyses were by four acid digestion with ICP-AES finish. All samples were analyzed as part of a 33 element package by four acid digestion and ICP-AES finish. Gold analysis was by fire assay with atomic absorption finish.

SILVER DISTRICT PATENTED MINING CLAIMS

RED CLOUD Patented Mining Claim – MS 749; Parcel #301-34-003 La Paz Co. Assessor

(Subject to lease agreement)

JAMES G. BLAINE Patented Mining Claim – MS 1258-A   Parcel #301-31-001 La Paz Co. Assessor

BLACK ROCK Patented Mining Claim – MS 291 Parcel #301-34-002 La Paz Co. Assessor

PACIFIC Patented Mining Claim – MS 292 Parcel #301-34-002 La Paz Co. Assessor

SILVER GLANCE Patented Mining Claim – MS 246 Parcel #301-34-001 La Paz Co. Assessor

(Subject to lease agreement; title to be perfected)

MENDIVIL Patented Mining Claim – MS 279 Parcel #301-33-002 La Paz Co. Assessor

(Subject to lease agreement; title to be perfected)

ARIZONA STATE EXPLORATION PERMIT

ARIZONA STATE EXPLORATION PERMIT #08-118475 - GRANTED December 2, 2015; 334.85 ACRES+/-

SILVER DISTRICT UNPATENTED MINING CLAIMS

Plata No. 1(3rd am.)	AMC# 44189 (subject to lease agreement)
Plata No. 2(2nd am.)	AMC# 44190 (subject to lease agreement)
POP #1 (2dAm.)	AMC# 43990
POP #2 (2d Am.)	AMC# 43991
POP #3 (2d Am)	AMC# 43992
POP #4 (2d Am)	AMC# 43993
POP #5 (2d Am)	AMC# 43994
POP #6 (2d Am)	AMC# 43995
POP #7 (2d Am)	AMC# 43996
POP #8 (2d Am)	AMC# 43997
POP #9 (2d Am)	AMC# 43998
POP #10 (2d Am)	AMC# 43999
POP #11 (2d Am)	AMC# 44000
POP #13 (2dAm)	AMC# 44002
POP #14 (2dAm)	AMC# 44003
POP #15 (2dAm)	AMC# 44004
POP #16 (2dAm)	AMC# 44005
POP #17 (Am)	AMC# 44006
POP #19 (Am)	AMC# 44008
POP #21 (Am)	AMC# 44010
POP #22 (Am)	AMC# 44011
POP #24 (2d Am	AMC# 44013
POP #25 (2d Am	AMC# 44014
POP #26 (2d Am	AMC# 44015
POP #27 (2d Am	AMC# 44016
POP #28 (2d Am	AMC# 44017
POP #29 (2d Am	AMC# 44018
POP #30 (Am)	AMC# 44019
POP #31 (Am)	AMC# 44020
POP #32 (Am)	AMC# 44021
POP #37 (2d Am)	AMC# 44026
POP #38 (2d Am)	AMC# 44027
POP #43 (Am)	AMC# 44032
POP #50 – POP #51	AMC# 207723-207724
POP #53 – POP #57	AMC# 207725-207729
POP #62	AMC# 207734
RUF #1	AMC # 129269
RUF #2	AMC # 129270
RUF #5	AMC # 129273
RUF #9	AMC # 129277
RUF #10	AMC# 129278
RUF #12	AMC# 129280
RUF #13	AMC# 129281
RUF #14	AMC# 129282
RUF #15	AMC# 129283
RUF #17	AMC# 129285
RUF #18	AMC# 129286
RUF #22	AMC# 129290
RUF #23	AMC# 129291
RUF #24	AMC# 129292
MIL #1	AMC # 129261
MIL #2	AMC# 129262
MIL #3	AMC# 129263
MIL #4	AMC# 129264
MIL #5	AMC# 129265
MIL #6	AMC# 129266
G + W #2	AMC # 129255
G + W #3	AMC # 129256
G + W #4	AMC # 129257
PL-1 – PL-2	AMC # 366944-366945
Arch	AMC # 366937
RU 1 – RU 3	AMC # 366947-366949
CH-1 – CH-6	AMC # 366938-366943
POP 39	AMC # 366946
A-1	AMC # 369924
RIHO	AMC # 369925
MAX 13-26	AMC # 386562-386575
Ruth #1 Amended	AMC # 42216
Ruth #3 Amended	AMC# 44218
Ruth #5 Amended	AMC# 44220
Ruth #7 Amended	AMC# 44222
Plata No. 3 Amended	AMC# 44191
Plata No. 5 Amended	AMC# 44193
Plata No. 6 Amended	AMC# 44194
Plata No.10 Amended	AMC# 44195
Plata No.11 Amended	AMC# 44196
Plata No.12 Amended	AMC# 44197
Plata No.14	AMC# 44199
Plata No.15 Amended	AMC# 44200
Chuck No.5	AMC# 44208
Chuck No.7	AMC# 44210
Chuck No.9	AMC# 44212

STAKED BY MAGELLAN

SD 30

   AMC424398

SD 37

   AMC424404

Certain of the Silver District Claims are subject to third party lease and/or net smelter royalties of varying percentages.

SACRAMENTO MOUNTAINS PROJECT

The Sacramento Mountains Project is located approximately 10 miles west-northwest of Needles, California in the northwest corner of the Sacramento Mountains. In October 2012 Magellan staked fifty unpatented lode mining claims (SMF 1-50) on Federal (BLM) land.

In August 2015 we renewed fourteen core claims with the BLM and let the remaining claims lapse. The claims we retained are listed as follows:

   BLM Claim Nos.

          Claim Names

CAMC 305872 – CAMC – 305881	SMF 2 – 11
CAMC 305888 – CAMC – 305891	SMF 18 – 21

This property is without known reserves and our proposed program is exploratory in nature.

In 2013 Magellan permitted an exploratory drill program of up to six drill holes with the BLM, and submitted a bond in the amount of $8,639. The permit was good for two years from February 2013 but has been extended until February 2017.

On February 12, 2016, the White House announced President Obama had designated three national monuments in southern California covering 1.8 million acres of federal lands.  We believe our Sacramento claims are within the borders of one of these new monuments.    We are in the process of determining what effect this new designation may have on our Sacramento Mountains Project.

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

Our exploration, development and mining rights relate to patented and unpatented mining claims covering federal and State lands in Arizona and California.  Most of our patented and unpatented claims are located in the Silver District in Arizona.

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

The holder of a valid unpatented mining claim has possessory title to the land covered thereby, which gives the claimant exclusive possession of the surface for mining purposes and the right to mine and remove minerals from the claim. Legal title to land encompassed by an unpatented mining claim remains in the United States, and the government can contest the validity of a mining claim. The General Mining Law requires the performance of annual assessment work for each claim, and subsequent to enactment of the Federal Land Policy and Management Act of 1976, 43 U.S.C. §1201  et seq., mining claims are invalidated if evidence of assessment work is not timely filed with BLM. However, in 1993 Congress enacted a provision requiring payment of $140 per year (now $155 per year) claim maintenance fee in lieu of performing assessment work, subject to an exception for small miners having less than 10 claims. No royalty is paid to the United States with respect to minerals mined and sold from a mining claim.  In addition, in Nevada, holders of unpatented mining claims are required to pay the county recorder of the county in which the claim is situated an annual fee of $10.50 per claim.

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

Patented Mining Claims

Patented mining claims, such as the ones located in our Silver District Project, are mining claims on federal lands that are held in fee simple by the owner.  No maintenance fees or royalties are payable to the BLM; however lease payments and royalties with third parties are applicable on some of these claims.

LOCATION, HISTORY AND GEOLOGY OF OUR PROPERTIES

SILVER DISTRICT

The property covers the heart of the historic Silver District in La Paz County, approximately 80 kilometers (50 miles) north of Yuma in southwest Arizona.

This property is currently without known reserves and our proposed program is exploratory in nature.

Gulf & Western Industries, Inc.
Silver District
La Paz County, Arizona
Claim Location Map
1000 meters
200 feet
February 29, 2016
N
723,000E
724,000E
725,000E
726,000E
3,669,000N
3,668,000N
3,667,000N
3,666,000N
3,665,000N
3,664,000N
3,663,000N
3,662,000N
T 3 S - R 23 W
T 4 S - R 23 W
T 3 S - R 22 W
T 4 S
R 23 W
A-1
Arch
POP 62
POP 2
POP 3
POP 4
POP 5
POP 1
POP 6
POP 7
POP 8
POP #9
POP #10
POP #11
POP #13
POP #14
POP #15
POP #16
POP #17
POP #19
POP 21
POP 22
POP 24
POP 25
POP 26
POP 27
POP #28
POP #29
POP #30
POP #31
POP #32
POP 37
POP 38
POP #39
POP 43
POP 50
POP 51
POP 53
POP 54
POP 55
POP 56
POP 57
G+W #2
G+W #3
G+W #4
MENDIVIL
MAX 13
MAX 14
MAX 15
MAX 16
MAX 17
MAX 18
MAX 19
MAX 20
MAX 21
MAX 22
MAX 23
MAX 24
MAX 25
MAX 26
CH-1
CH-2
CH-3
CH-4
CH-5
CH-6
CHUCK 5
CHUCK 7
CHUCK 9
Plata 3
Plata 5
Plata 6
Plata No. 10
Plata No. 11
Plata No. 12
Plata No. 14
Plata No. 15
Plata No. 2
Plata No. 1
State of Arizona
Section 2
Partial Acreage
Arizona Exploration
Permit 08-118475
334.85 acres
RED CLOUD
RUTH 1
RUTH 3
RUTH 5
RUTH 7
RUF #1
RUF #2
RUF #5
RUF #9
RUF #10
RUF #12
RUF #13
RUF #14
RUF #15
RUF #17
RUF #18
RUF #22
RUF #24
RUF #26
RU 1
RU 2
PL-1
PL-2
Pacific
Sur. No. 292
SILVER GLANCE
Black Rock
Sur. No. 291
MIL 1
MIL 2
MIL 3
MIL 4
MIL 5
MIL 6
SD 30
RIHO
SD 37
22 23
27 26
23 24
26 25
24 19
25 30
27 26
34 35
26 25
35 36
25 30
36 31
35 36
2 1
36 31
1 6
34 35
3 2
3 2
10 11
2 1
11 12
1 6
12 7
10 11
15 14
11 12
14 13

Location, Access and Composition

The Silver District is located approximately 50 miles by road north of Yuma, Arizona on the southeast flank of the Trigo Mountains. Access to the property via a 4WD vehicle from Yuma is seasonally good, with 34 miles of paved or well-maintained gravel road and another 14 miles of seasonally maintained unimproved roads to the Red Cloud Mine, in the southwestern corner of the district.

The Silver District Project consists of 87 unpatented lode mining claims, 6 patented lode claims, an Arizona State Exploration Permit of 334.85 acres and 23 unpatented mill site claims, totaling over 2,000 acres in La Paz County, Arizona.

Certain of the underlying claims are subject to third party lease and or purchase obligations and net smelter royalties of varying percentages.

History

The Silver District was discovered in 1862 and supported small but significant silver-lead production, largely from underground operations at the Red Cloud and Clip (Blaine patented claim) mines, during the ten year period from 1883 to 1893.  Recorded production is estimated at 1.56 million ounces silver and 2.33 million pounds lead.  There have been occasional small scale development activities since that time and in recent years the area has been a site for collection of high value, specimen wulfenite crystals.

Modern exploration, principally shallow drilling, metallurgical test work and a number of scoping studies to evaluate development of the silver and fluorspar deposits, was carried out intermittently from 1973 through 1992, initially by Gulf + Western Industries (no relation to our recently-formed subsidiary) through its New Jersey Zinc subsidiary, and followed by Orbex Resources and its successor companies, Silver Glance Resources and Silverspar Minerals.  A total of 465 holes for an aggregate length of 62,866 feet were drilled during this period.  The project has been largely inactive since the early 1990’s.

Columbus Silver (US) Corporation acquired the project in 2004 and focused its efforts on re-consolidation of the property position, organization and compilation of technical records and limited field mapping and sampling.

Power and Water

There are no modern mine developments or equipment on the property. The Red Cloud Mine patented mining claim has a covered shop and full time watchman with living facilities. It also has a water well and a small diesel generator.   There is no commercial water or power available at the site and these would have to be developed with any mining development.

Geology

The Silver District deposits consist of variable silver and lead-zinc mineralization in massive quartz-calcite-fluorspar-barite veins and breccia zones that occur within three major north-northwest trending vein systems having a collective strike length of about eight miles.  The veins cut Tertiary volcanic and volcaniclastic rock formations, which overly an older, possibly Pre-Cambrian crystalline to metamorphic basement complex.  Potential ore-grade silver (lead-zinc), fluorspar and barite deposits occur as pod-like bodies within all three vein systems.  Various historic resource estimates, all pre-dating NI 43-101 reporting standards, have been carried out by past operators in the District.

EXPLORATION PLANS

Subject to available funding, the following outlines our exploration plans for the Silver District.

Past explorers identified a number of outcropping ore bodies (some of which saw production in the late 19th and early 20th centuries) and with shallow drilling defined new and larger deposits to open-pit depths.  These known occurrences are the exposed portions of three long, through-going district wide fault trends.  Potential for the discovery of additional mineralization is excellent at depth below known ore bodies and along the fault trends between known ore bodies. The best method for making new discoveries is by drilling at depth below known ore bodies. Geology and geophysics could prove useful in defining blind targets in non-outcropping areas.  We chose he known mineralization at the historic Red Cloud and Papago mines as our initial exploration targets in the exploration drilling carried out in 2014.

Geological mapping, with rock sampling and assaying, will help guide drilling and geophysical surveying over the next twelve months. Geophysical test surveys to detect sulfide mineralization below known resources at Red Cloud and Papago, if successful, will be used to delineate drill targets under other historic resources and along the unexplored sections of the major mineralized structures.

Subject to securing the necessary funding, we have budgeted $500,000 for exploration work over the next 12 to 24 months, comprising $100,000 for geology, geochemistry and computer modeling, $50,000 for geophysical orientation surveys, and $350,000 for diamond drilling and assaying of approximately 6,000 feet of core.

We anticipate the exploration program will be supervised by Douglas R Bowden, a consulting geologist based in Sparks, Nevada. Mr. Bowden has over 35 years of experience in mining exploration in the United States, Canada and Mexico and is a licensed geologist in the State of Utah.

SACRAMENTO MOUNTAINS PROJECT

This property is currently without known reserves and our proposed program is exploratory in nature.

Location, Access and Composition

The Sacramento Mountains Project is located in the northwest corner of the Sacramento Mountains, approximately 10 miles west-northwest of Needles, San Bernardino County, California.. The northern end of the Project is near I-40, and existing utility service roads and 4WD roads provide access to the project area.

Magellan controls 100% unencumbered interest in fourteen unpatented lode mining claims on federal land, totaling approximately 280 acres. Originally, in 2012 we staked fifty claims but in August 2015 renewed only fourteen core claims with the BLM while allowing the remainder of the claims to lapse. The claims were properly recorded in San Bernardino County and with the Bureau of Land Management. The claims will remain in good standing until September 1, 2016, at which time annual renewal maintenance fees of $155 per claim (total $2,170) become due.

On February 12, 2016, the White House announced President Obama had designated three national monuments in southern California covering 1.8 million acres of federal lands.  We believe our Sacramento claims are within borders of one of these new monuments.  We are in the process of determining what effect this new designation may have on our Sacramento Mountains Project.

Gulf & Western Industries, Inc.
Sacramento Mountains
SMF 2-11, 18-21 Claim Location Map
San Bernardino Co., CA
T9N R21E B&M
February 29, 2016
N
1000 meters
703000mE
705000mE
3862000mN
3862000mN
3860000mN
3860000mN
3858000mN
3858000mN
95
40
9
10
11
12
16
15
14
13
21
22
23
24
28
27
28

Power and Water

Commercial power is available along I- 40. The availability of water is unknown.

Geology

The Project area is underlain by a sequence of Mid-Tertiary volcanic and sedimentary rocks series that unconformably overlie a much older, possibly Pre-Cambrian metamorphic and crystalline complex that also forms the central core of the Sacramento Mountains.  The entire sequence has been eroded and much of the area on the flanks of the mountains is covered by a gravel pediment or active gravel washes. A number of epithermal veins of quartz-calcite-barite composition cut the volcanic and sedimentary rocks and have historically been explored for copper, silver and gold.  The veins occur as swarms within zones up to tens of feet wide and several hundred feet long.  The veins dip moderately to steeply and strike in varying directions. There is some evidence in other parts of the Sacramento Mountains that the unconformity between the Tertiary and basement rocks may be mineralized, but the unconformity is not exposed on the Property and lies at an unknown depth below surface outcroppings of Tertiary rocks. Exploration targets include precious metal deposits in mineralized vein structures that continue to depth, and disseminated gold deposits associated with detachment faults along the projected underlying unconformity.

History

There are a number of historic pits, trenches, shafts and adits on outcroppings within the claim block that probably date to the 1890s, and some that may have been reopened in the 1920s. Modern exploration began in the 1980s by such mining companies as Duval, AMAX, Goldfields (London) and Fischer-Watt Mining. Further work was completed by Fischer-Watt in the 1990’s. Exploration activities by these mining companies included surface mapping, geochemical sampling and limited programs of localized drilling near historic workings.  Only limited anecdotal records of these activities exist in the Public Domain.

Current State of Exploration

All activities proposed are entirely exploratory in nature.

The claim group comprises an early stage exploration opportunity. Our exploration activity to date has been limited to land acquisition and preliminary field examination of old workings shown on USGS Quadrangle maps. AMAX reportedly drilled one RC hole near one of the historic workings within our t claim block that is reported to have encountered anomalous gold values.  We intend to examine all outcroppings within the claim block and sample those that may be associated with mineralization. Our work may also include sampling and geochemical analysis of stream sediments, soils and vegetation. The workings that AMAX targeted with past drilling will be examined closely to determine whether core drilling would be warranted by the Company.  The property has no known reserves.

Silver-gold mineralization is contained in quartz-calcite veins that cut Tertiary volcanic and volcaniclastic rocks in the Sacramento Mountains.   This epithermal system comprises numerous vein outcroppings throughout our claim block.  The veins contain numerous historic prospects and small workings. The RC hole drilled by AMAX was in the northern part of the claim block and reportedly encountered anomalous gold values adjacent to exposed veining in outcrop. The vein has been intermittently traced for over 3000 feet along strike.  Exploration of the exposed vein system and extensions under cover will initially entail core drilling to test down dip from mineralization exposed in the largest adit and to twin the AMAX RC hole. A geophysical survey of the immediate drill area may be useful in tracing the vein to depth and in testing a possible second target for mineralization at the intersection of the vein with the regional unconformity that exists between the Tertiary section and the underlying metamorphic basement.

Subject to available funding, we have budgeted $130,000 for exploration work over the next 12 months, comprising $25,000 for geologic mapping and sampling, $15,000 for a geophysical orientation survey, and $90,000 for initial diamond drilling of two holes and assaying of 1,500 feet of core.

We anticipate the exploration program will be supervised by Douglas R Bowden, a consulting geologist based in Sparks, Nevada. Mr. Bowden has over 35 years of experience in mining exploration in the United States, Canada and Mexico and is a licensed geologist in the State of Utah.

OUR EXPLORATION PROCESS

Our exploration program is designed to acquire, explore and evaluate exploration properties in an economically efficient manner. We have not at this time identified or delineated any mineral reserves on any of our properties.

Our current focus is primarily on the exploration of our Silver District (Arizona) and Sacramento Mountains Project. We plan to develop a formal sample collection and analysis process in due course; this process will include appropriate quality assurance and quality control procedures.

Subject to our ability to raise the necessary funds, we may acquire additional exploration properties near our existing properties or elsewhere and implement exploration programs that may cover these future properties.

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

•

conducting exploratory drilling.

Subject to obtaining the necessary permits in a timely manner, the second phase can typically be completed on an individual property in nine to twelve months at a cost of less than $1 million. Our Silver District Project has reached the second phase.

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

PLAN OF EXPLORATION

We intend to conduct further exploration on our Silver District (Arizona) and Sacramento Mountains Project (California) during 2016 in the manner previously described. Our 2016 plan of exploration is contingent upon securing additional loans or equity funding.

GOLD AND SILVER PRICES

Our operating results are substantially dependent upon the world market prices of gold and silver. We have no control over gold or silver prices, which can fluctuate widely. The volatility of such prices is illustrated by the following graphs, which respectively set forth the prices of gold and silver per ounce (as reported by www.kitco.com) during the periods indicated:

These historical prices are not indicative of future gold or silver prices.

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

HEDGING ACTIVITES

Our strategy is to provide shareholders with leverage to changes in gold and silver prices by selling precious metals production at market prices. We may sell precious metals from our future mines, if any, both pursuant to forward contracts and at spot prices prevailing at the time of sale. We may also enter into derivative contracts to protect the selling price for certain anticipated gold and silver production and to manage risks associated with commodities and foreign currencies.

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

Our financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the reports of our auditors issued in connection with our financial statements for the fiscal years ended December 31, 2015 and 2014, contain explanatory paragraphs indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern.

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

If our exploration efforts at the Properties are successful, our current estimates indicate that we may be required to raise $50 million or more in external financing to develop and construct the mines. Sources of external financing could include bank borrowings and debt and equity offerings, but financing has become significantly more difficult to obtain in the current market environment. The failure to obtain financing would have a material adverse effect on our growth strategy and our results of operations and financial condition. We currently have no specific plan to obtain the necessary funding and there exist no agreements, commitments or arrangements to provide us with the financing that we may need. There can be no assurance that we will commence production at any of our Properties or generate sufficient revenues to meet our obligations as they become due or obtain necessary financing on acceptable terms, if at all, and we may not be able to secure the financing necessary to begin or sustain production at the Properties. Our failure to raise needed funding could also result in our inability to meet our future royalty and work commitments under our mineral leases, which could result in a forfeiture of our mineral interest altogether and a default under other financial commitments. In addition, should we incur significant losses in future periods, we may be unable to continue as a going concern, and we may not be able to realize our assets and settle our liabilities in the normal course of business at amounts reflected in our financial statements included or incorporated herein by reference.

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

The price of gold may decline in the future. If the price of gold and silver is depressed for a sustained period, we may be forced to suspend operations until the prices increase, and to record asset impairment write-downs. Any continued or increased net losses or asset impairments would adversely affect our financial condition and results of operations.

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

From time to time the U.S. Congress, or the Executive Branch by decree, may determine to revise U.S. mining and environmental laws. It remains unclear to what extent new legislation or regulations may affect existing mining claims or operations. The effect of any such revisions on our operations cannot be determined conclusively until such revision is enacted; however, such legislation could materially increase costs on properties located on federal lands, such as ours, and such revision could also impair our ability to develop the Properties and to explore and develop other mineral projects.

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

Outstanding shares that are eligible for future sale could adversely impact a public trading market for our common stock

All of the shares of common stock that were distributed under the Athena spin-off dividend are free-trading shares.  In addition, in the future, we may offer and sell shares without registration under the Securities Act. All of such shares will be "restricted securities" as defined by Rule 144 ("Rule 144") under the Securities Act and cannot be resold without registration except in reliance on Rule 144 or another applicable exemption from registration.  Under Rule 144, our non-affiliates can sell restricted shares held for at least six months, subject only to the restriction that we made available public information as required by Rule 144.  Our affiliates can sell restricted securities every ninety-days , subject to compliance with manner of sale, Form 144 filing and current public information requirements.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Effective May 2012, our common stock was approved for quotation on the OTC Bulletin Board under the ticker symbol “MAGE.”  The following sets forth the high and low trading prices for the periods shown:

	2015
	High	Low
First quarter ended March 31	$0.05	$0.03
Second quarter ended June 30	$0.09	$0.03
Third quarter ended September 30	$0.08	$0.04
Fourth quarter ended December 31	$0.08	$0.04

The bid and ask prices of the Company's common stock as of December 31, 2015 were $0.036 and $0.050 respectively, as reported on the OTCBB.  The OTCBB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer.  The prices do not reflect prices in actual transactions.  As of March 14, 2016 there were approximately 51 record owners of the Company's common stock.

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

Recent Sales of Unregistered Securities

None, except as previously reported.

EQUITY COMPENSATION PLAN INFORMATION

We have not adopted any equity compensation or stock option plans.

ITEM 6.

SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by the Exchange Act and are not required to provide the information required under this item.

 ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Magellan,” the “Company,” “we,” “our,” and “us” to refer to Magellan Gold Corporation.

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

In August 2012, we entered into an option agreement and subsequently purchased the  “Silver District” project consisting of 85 unpatented lode mining claims, 4 patented lode claims, a Arizona State Exploration Permit of 154.66 acres and 23 unpatented mill site claims, totaling over 2,000 acres in La Paz County, Arizona.   Since our acquisition, we have increased our land position in the Silver District by staking two unpatented lode mining claims, leased two additional patented claims and have increased our Arizona State Exploration Permit to 334.85 acres.

On September 30, 2014, we formed and organized a new wholly-owned subsidiary, Gulf + Western Industries, Inc., a Nevada corporation (“Gulf+Western” or “G+W”), to own and operate our Silver District mining interests.  On October 1, 2014 we completed the transfer of those assets from Magellan to G+W.  At the time of the transfer, Magellan owned all the outstanding common stock of G+W.   Effective December 31, 2014, Magellan pledged all its ownership interest in G+W to Mr. John D. Gibbs, a significant shareholder in the Company, as security for outstanding amounts under a line of credit agreement between Magellan and Mr. Gibbs.  As of December 31, 2015, the total amount owed under the credit agreement was $989,711, which includes $887,500 of principal and $102,211 of accrued interest.

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

Magellan staked fifty (50) unpatented lode mining claims known as the “Sacramento Mountains Project” totaling approximately 1,000 acres, in which it had a 100% unencumbered interest, on Federal (BLM) land in October 2012 and filed the claims with the BLM in January 2013.  The project is located in the northwest corner of the Sacramento Mountains approximately 10 miles WNW of Needles, California.  In August 2015, we renewed 14 of these claims with the Bureau of Land Management, and these claims will remain in good standing through August 31, 2016.

Our primary focus during the next twelve months, and depending on available resources, will be to further explore our mineral properties.

Results of Operations

Results of Operations for the Years Ended December 31, 2015 and 2014

	Years Ended December 31,
	2015	2014

Operating expenses:
Exploration costs	$ 19,351	$ 134,697
General and administrative expenses	173,864	92,234
Total operating expenses	193,215	226,931

Operating loss	(193,215)	(226,931)

Other income (expense):
Interest expense	(56,142)	(68,118)
Loss on change in derivative	(35,420)	(580)
Net loss	$ (284,777)	$ (295,629)

Operating expenses

During the year ended December 31, 2015, our total operating expenses were $193,215 as compared to $226,931 during the year ended December 31, 2014.

During the year ended December 31, 2015 we incurred $19,351 of exploration costs as compared to $134,697 in 2014.  Exploration costs for the year ended December 31, 2015 are primarily comprised of $13,000 of advance royalty payments associated with our Silver District claims, and geologist fees associated with oversight of our holdings and review of potential opportunities.

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

General and administrative expenses for the year ended December 31, 2015 totaling $173,864 were comprised of professional fees including accounting and audit fees of $42,907, legal fees totaling $25,447, management fees to Mr. Power totaling $30,000, other professional fees of $11,464, and other expenses totaling $34,879 mainly comprised of travel expenses, claim renewal and other fees paid to the BLM ($17,050 Silver District and $2,170 Sacramento Project), licenses and other administrative related expenses.

In addition, on June 1, 2015, we transferred 15% of our ownership interest in G+W to Dr. Pierce Carson in exchange for one year of service as President, Chief Executive Officer and Director of G+W.  As a result of the transaction, Magellan’s ownership interest in G+W was reduced to 85%.  The transaction was valued at $50,000 representing deferred compensation for the one-year period June 2015, through May 2016.  General and administrative expenses for the year ended December 31, 2015 includes $29,167 of compensation expense representing the amortization of deferred compensation since June 2015.

General and administrative expenses for the year ended December 31, 2014 totaling $92,234 were comprised of professional fees including accounting and audit fees of $27,503, legal fees totaling $20,532, management fees to Mr. Power totaling $30,000, other professional fees of $4,443, and other expenses totaling $9,756 mainly comprised of travel expenses, fees, licenses and other office related expenses.

Interest expense for the years ended December 31, 2015 and 2014 totaled $56,142 and $68,118, respectively, and is primarily attributable to our related party line of credit, which accrues interest at the rate of 6.0% per year, as well as our related party notes payable which accrue interest at a weighted average interest rate of 6.58%.

In addition, in October 2014 we converted certain amounts payable to a legal services provider into a Convertible Note Payable.  Interest accrues quarterly on the outstanding principal and interest balances of the Note at 6% per annum.

The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price.  Accordingly, the conversion features of the Note are considered a discount to the Note.  However, since the Note is payable upon demand by the Note holder, the value of the discount was considered interest expense at the time of its inception.  The Note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes, we recognize a gain or loss due to a decrease or increase, respectively, in the fair value of the derivative liability.  For the year ended December 31, 2015, we recorded a loss on the change in the derivative liability of $35,420.

We estimated the fair value of the derivative at December 31, 2015 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.

The following table summarizes the assumptions used to value the derivative Note discount at December 31, 2015:

Fair value assumptions – derivative:	December 31, 2015
Risk free interest rate	0.65%
Expected term (years)	1.0
Expected volatility	155%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative Note discount at inception on October 1, 2014:

Fair value assumptions – derivative:	Inception: October 31, 2014
Risk free interest rate	0.11%
Expected term (years)	1.0
Expected volatility	146%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative Note discount at December 31, 2014:

Fair value assumptions – derivative:	December 31, 2014
Risk free interest rate	0.25%
Expected term (years)	1.0
Expected volatility	162%
Expected dividends	0%

Liquidity and Capital Resources:

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At December 31, 2015, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $1,369,103. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

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

And finally, on December 31, 2015 the agreement was again amended to increase the borrowing limit under the line of credit to $1,000,000 and extend the maturity date to December 31, 2016.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Years Ended December 31,
	2015	2014
Net cash used in operating activities	$ (154,273)	$ (199,884)
Net cash used in investing activities	-	(180,000)
Net cash provided by financing activities	155,046	377,850
Net increase decrease in cash	773	(2,034)
Cash and cash equivalents, beginning of period	94	2,128
Cash and cash equivalents, end of period	$ 867	$ 94

At December 31, 2015, we had cash of $867 and a $1,193,037 working capital deficit. This compares to cash of $94 and a working capital deficit of $958,260 at December 31, 2014.

Net cash used in operating activities during the year ended December 31, 2015 was $154,273 and was mainly comprised of our $(284,777) net loss during the period, which was partially offset with the change in our derivative liability and the amortization of deferred compensation, both as discussed above in Results of Operations.  We also had an increase in prepaid expenses of $559 as well as increases in accounts payable and accrued expenses totaling $17,584, and increases in accrued interest totaling $48,892 representing accrued interest on our related party line of credit and other notes payable.

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

During the year ended December 31, 2015, we had no investing activity transactions.

During the year ended December 31, 2014 we used $180,000 of cash in investing activities, of which $80,000 represented a payment to Columbus Exploration under our option agreement to make the final installment on the purchase of a patented claim included in the Silver District land package.  In addition, effective September 29, 2014, we entered into a purchase agreement with Columbus Silver Corporation and its wholly-owned subsidiary of Columbus Exploration Corporation.  Under the terms of the agreement, we purchased certain patented and unpatented mining claims, an Arizona State Exploration Permit and a mining lease with a third-party in La Paz County, Arizona known as the Silver District which were the subject of the Option Agreement-Silver District dated August 28, 2012 between the Company and Columbus.  The consideration for the Silver District Claims was a one-time payment of $100,000.  The Agreement supersedes the Option Agreement and conveys the Silver District Claims to the Company.

During the year ended December 31, 2015, net cash provided by financing activities was $155,046, which primarily reflects additional borrowings totaling $157,896 under our credit agreement with Mr. Gibbs.  In addition, we received $6,545 and subsequently repaid $9,395 in outstanding advances made by Mr. Power.

During the year ended December 31, 2014, cash provided by financing activities was $377,850.  During 2014, we drew an additional $330,000 on this credit line.  In addition, we received an additional $50,000 in funding from Mr. Power in the form of a demand note, which accrues interest at 6.75%.  During the second quarter of 2014, the Company paid $5,000 representing a reduction of principal on Mr. Power’s $20,000 demand note, which accrues interest at 6%.  Also, during 2014, Mr. Power advanced the Company $42,350, of which $39,500 had been repaid, and in 2015 the residual balance was repaid.

Off Balance Sheet Arrangements

We do not have and have never had any off-balance sheet arrangements.

Recent Accounting Pronouncements:

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, "Leases: Topic 842 (ASU 2016-02)", to supersede nearly all existing lease guidance under GAAP. The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. ASU 2016-02 is effective for the Company in the first quarter of our fiscal year ending December 31, 2019 using a modified retrospective approach with the option to elect certain practical expedients. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2015. No impairment loss was recognized during the years ended December 31, 2015 and 2014.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2015. Our CEO concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

•

Lack of independent directors.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

 Our current executive officers and directors are:

Name	Age	Position
John C. Power	53	President, Secretary and Director
W. Pierce Carson	73	President, CEO and Director of Gulf + Western Industries, Inc.

John C. Power has served as President, Secretary and director since our inception in September 2010.

Mr. Power also serves as a director of Athena Silver Corporation since its inception in December 2003 and has served as Athena’s President from December 2005 to December 2007 and from January 2009 to the present and has served as Athena’s Secretary since January 2007.

Mr. Power is also a co-managing member since 2011 of Silver Saddle Resources, LLC a private company that owns mining claims in Nevada.

From March 2010 to present, Mr. Power has served as co-Managing Member of Ryan Air Exposition, LLC, a private California holding company that invests in antique airplanes. Mr. Power served as President and director of Alta California Broadcasting, Inc., which operated radio stations, from December 1993 to March 2007; and President and director of Four Rivers Broadcasting, Inc., also a radio broadcaster, from May 1997 to March 2005 and Vice President from March 2005 until December 2013. Mr. Power also has served as Co-Managing Member of Wyoming Resorts, LLC, which owns and operates an historic hotel in Thermopolis, Wyoming, since June 1997; and Mr. Power has served as President of Power Curve, Inc., a private investment company, since 1986.   Mr. Power has also been the managing member of Best of Sea Ranch, LLC since December 2004 which operated through a joint venture a vacation home rental business in The Sea Ranch California.   Mr. Power has been a general partner of Power Vacaville, LP a real estate investment firm since January 2008.  Mr. Power also has served as the vice-president and director of The Tide Community Broadcasting, Inc. since July 2012.

From September 2008 to March 2012, Mr. Power served as an officer and director of Hungry Hunter, Inc., a private California-based restaurant enterprise.  From March 2008 until February 2010, Mr. Power served as a director of Reserve Energy Corporation, a small private oil and gas exploration and production company; and was Managing Member of Montana Resorts, LLC, which is a holding company for Yellowstone Gateway Resorts, LLC, from May 2002 until May 2008; and was Managing Member of Yellowstone Gateway Resorts, LLC, which owned and operated the Gallatin Gateway Inn, from May 2002 until May 2008. On November 16, 2004, Yellowstone Gateway Resorts, LLC filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in response to an adverse arbitration award in favor of a former employee.  Yellowstone Gateway Resorts, LLC was successfully reorganized under Chapter 11.

Mr. Power attended, but did not receive a degree from, Occidental College and University of California at Davis.

W. Pierce Carson.  Mr. Carson has over 40 years of experience in the mining industry and has managed the discovery, financing, development and operation of precious metals, base metals and industrial minerals properties in the United States, Australia, Africa and Papua New Guinea. He has been responsible for or closely involved with a number of mineral deposits that have been developed into mines. Mr. Carson held the positions of Senior Geologist, Overseas Mineral Evaluation, and Exploration Manager, Australia for Exxon Minerals Company; Manager of Precious Metals Exploration, North America for Kennecott Copper Corporation; President and Director of Mining & Exploration Operations in Australia, Papua New Guinea, USA, Canada and Mexico for Nord Pacific Ltd.; President and Vice-President of Exploration for Nord Resources Corporation; and Chief Executive Officer for Santa Fe Gold Corporation. Mr. Carson holds a PhD in Economic and Structural Geology and an MS in Ore Deposits from Stanford University, and a Bachelor’s Degree in Geology from Princeton University.

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

Board Meetings

During the year ended December 31, 2015, our Board held no meetings and has taken numerous actions by unanimous written consent.

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

Compliance with Section 16(a), Beneficial Ownership

Under the Securities Laws of the United States, our directors, executive (and certain other) officers, and any persons holding more than ten percent (10%) of our common stock during any part of our most recent fiscal year are required to report their ownership of common stock and any changes in that ownership to the SEC.  Specific due dates for these reports have been established and we are required to report in this Report any failure to file by these dates.  During the year ended December 31, 2015, all of these filing requirements were satisfied by our officers, directors, and ten- percent holders except that Mr. Gibbs failed to file three (3) reports covering 7 transactions in a timely fashion and Mr. Power filed to file two (2) reports covering 2 transactions in a timely fashion.  In making these statements, we have relied on the written representation of our directors and officers or copies of the reports that they have filed with the Commission.

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

Executive Compensation

The following table sets forth all compensation paid to Mr. Power for the years ended December 31, 2015 and 2014. :

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John C. Power, President	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	_____30,000 30,000	____30,000 30,000

Mr. Power is our only executive officer.  We entered into a consulting agreement with Mr. Power at the rate of $30,000 per year for his part-time service as our President. Mr. Power devotes approximately 25% of his time and attention to our business.

We did not have outstanding equity awards at December 31, 2015 and 2014.

Employment Agreements

We do not have any written employment agreements other than the above-referenced consulting agreement with any of our executive officers; nor do we have or maintain key man life insurance on Mr. Power.

Gulf + Western has entered into an employment agreement with W. Pierce Carson to serve as President and CEO for a period of one year ending May 31, 2016.  Mr. Carson’s compensation was in the form of a transfer of a 15% equity interest in Gulf + Western.

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

The following table shows the number of shares owned and the percentage of outstanding common stock owned as of March 14, 2016.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)		Ownership as a Percentage of Outstanding Common Shares(3)

John Gibbs 807 Wood N Creek Ardmore, OK 73041	36,793,623	(4)	75.29%

John C. Power	8,546,020		17.49%

All officers and directors as a group (one person)	8,546,020		17.49%

(1)	Unless otherwise stated, address is 2010A Harbison Drive # 312, Vacaville, CA 95687.

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

(3)	Shares and percentages beneficially owned are based upon 48,869,091 shares outstanding on March 14, 2016.

(4)	Includes 516,500 shares owned by TriPower Resources, Inc., of which John D. Gibbs is President and controlling shareholder.

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

Management Fees

On January 1, 2011, we entered into a month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Magellan. During the years ended December 31, 2015 and 2014, we incurred $30,000 of management fees to Mr. Power and these costs are included in general and administrative expenses in our statements of operations.  At December 31, 2015, $2,500 of the fees had not been paid and is included in Accrued liabilities on the accompanying balance sheet.

Due from Related Parties

During the year ended December 31, 2015 no non-interest bearing advances to related parties were made

Line of Credit – Related Parties

Effective December 31, 2012, we entered into an unsecured credit agreement with Mr. Gibbs with a maximum line balance of $250,000.  The promissory notes bear interest at 6% per annum and the principal plus all accrued interest was due December 31, 2014.  On December 31, 2015 we amended our credit agreement with Mr. Gibbs to increase the borrowing limit under the line of credit to $1,000,000.  The current outstanding line balance is evidenced by $887,500 in credit notes. All other terms of the credit agreement, including the interest rate and maturity date remained unchanged.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	December 31, 2015	December 31, 2014
Accrued interest payable - Mr. Power	$ 1,775	$ 4,750
Accrued interest payable - Mr. Gibbs	102,211	53,627
	$ 103,986	$ 58,377

During the year ended December 31 2015, we paid a total of $7,250 to Mr. Power representing unpaid accrued interest.

Advances Payable – Related Parties

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

Year Ended December 31, 2015
	Advances	Repayments
Mr. Power	$ 6,545	$ 9,395

Year Ended December, 2014
	Advances	Repayments
Mr. Power	$ 42,350	$ 39,500

At December 31, 2015 and 2014, $0 and $2,850, respectively, of advances from related parties were outstanding.

The Company also utilizes a credit card owned by Mr. Power to pay travel and other obligations when the availability of cash is limited or the timing of the payments is considered critical.  A total of $650 of Company charges were outstanding on this credit card at December 31, 2014, and is included in Accounts payable on the accompanying consolidated balance sheets. No amounts were outstanding at December 31, 2015.

Deferred Compensation

On June 1, 2015, the Company appointed W. Pierce Carson to the positions of President, Chief Executive Officer and a Director of G+W.  In connection with his appointment, the Company assigned to Mr. Carson restricted shares of G+W common stock representing 15% of the total issued and outstanding shares of G+W in return for one year of his services. The Company determined the value of the transaction at $50,000, which was recorded as deferred compensation to be amortized monthly over the initial one-year term of the employment agreement. As such, we have recognized $29,167 of compensation expense through December 31, 2015 in connection with this transaction.

Subsequent Events

Subsequent to December 31, 2015, additional advances totaling $35,000 were made on the Company’s credit agreement with Mr. Gibbs.

On February 12, 2016, the White House announced President Obama had designated three national monuments in southern California covering 1.8 million acres of federal lands. We believe our Sacramento claims are within the borders of one of these new monuments.  We are in the process of determining what effect this new designation may have on its Sacramento Mountains Project.

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

The aggregate fees billed for the fiscal years 2015 and 2014 for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2015	2014
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$21,200	$ 17,700
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees"	0	0
Tax fees - tax compliance, tax advice and tax planning	0	0
All other fees - services provided by our principal accountants other than those identified above	0	0
Total fees	$21,200	$ 14,200

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	Ex. No.	Title
(1)	3.1	Certificate of Incorporation filed September 28, 2010
(1)	3.2	Bylaws
(4)	3.3	Amended and Restated Bylaws
(6)	3.4	Second Amended and Restated Bylaws
(1)	4.1	Specimen Common Stock Certificate
(1)	10.1	Cowles’ Option and Mining Lease
(1)	10.2	Mining Lease – Randall Claims
(1)	10.3	Assignment of Randall Mining Lease Agreement
(1)	10.4	Mining Lease – Secret Claims
(1)	10.5	Consulting Agreement
(2)	10.6	Promissory Note Dated August 23, 2011, in favor of John C. Power
(2)	10.7	Promissory Note Dated August 23, 2011, in favor of John D. Gibbs
(3)	10.8	First Amendment to Mining Lease – Secret Claims
(3)	10.9	Second Amendment to Mining Lease – Randall Claims
(5)	10.10	Promissory Note Dated February 28,2012, in favor of John D. Gibbs
(7)	10.11	Third Amendment to Mining Lease – Randall Claims
(8)	10.12	Option Agreement – Columbus Silver
(9)	10.13	Amendment No. 1 to Promissory Note in favor of John C. Power
(10)	10.14	Credit Agreement dated December 31, 2012 in favor of John D. Gibbs
(11)	10.15	Amendment No. 1 to Silver District Option Agreement
(12)	10.16	Allonge and Modification Agreement with John D. Gibbs
(13)	10.17	Promissory Note in favor of John Power
(14)	10.18	Silver District / Columbus Silver Purchase Agreement
(14)	10.19	Promissory Note in favor of Clifford Neuman
(15)	10.20	Second Allonge and Modification Agreement with John D. Gibbs
(16)	10.21	Employment Agreement - W. Pierce Carson
(7)	14.1	Code of Ethics
*	31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(16)

Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 11, 2015.

*

Filed herewith

**

Furnished, not filed.

MAGELLAN GOLD CORPORATION

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Magellan Gold Corporation

Vacaville, California

We have audited the accompanying consolidated balance sheets of Magellan Gold Corporation and its subsidiary (collectively the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magellan Gold Corporation and its subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenue and further losses are anticipated. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 18, 2016

MAGELLAN GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$ 867	$ 94
Prepaid expenses	559	-
Deferred compensation	20,833	-

Total current assets	22,259	94

Mineral rights, net of impairment	323,200	323,200
Deposits with BLM	8,639	8,639

Total assets	$ 354,098	$ 331,933

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 34,425	$ 19,700
Accrued liabilities	2,859	-
Line of credit - related party	887,500	729,604
Accrued interest - related parties	103,986	58,377
Accrued interest	4,054	771
Advances payable - related party	-	2,850
Notes payable - related parties	65,000	65,000
Convertible note payable	51,532	51,532
Derivative liability	65,940	30,520

Total current liabilities	1,215,296	958,354

Shareholders' deficit:
Preferred shares, $.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common shares - $0.001 par value; 100,000,000 shares authorized, 48,869,091 shares issued and outstanding	48,869	48,869
Additional paid-in capital	424,292	419,831
Accumulated deficit	(1,369,103)	(1,095,121)
Shareholders' deficit	(895,942)	(626,421)
Noncontrolling interest in subsidiary	34,744	-
Total shareholders' deficit	(861,198)	-
Total liabilities and shareholders’ deficit	$ 354,098	$ 331,933

The accompanying notes are an integral part of these consolidated financial statements.

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014

Operating expenses:
Exploration costs	$ 19,351	$ 134,697
General and administrative expenses	173,864	92,234

Total operating expenses	193,215	226,931

Operating loss	(193,215)	(226,931)

Other income (expense):
Interest expense	(56,142)	(68,118)
Loss on change in derivative	(35,420)	(580)
Net loss	(284,777)	(295,629)

Net loss attributable to noncontrolling interest	$ (10,795)	$ -

Net loss attributable to common shareholders	$ (273,982)	$ (295,629)

Basic and diluted net loss per common
share	$ (0.01)	$ (0.01)

Basic and diluted weighted-average
common shares outstanding	48,869,091	48,869,091

The accompanying notes are an integral part of these consolidated financial statements.

MAGELLAN GOLD CORPORATION
Consolidated Statements of Shareholders' Deficit
For the years ended December 31, 2015 and 2014

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Shares	Par Value	Capital	Deficit	Interest	Total

Balance, December 31, 2013	-	$ -	48,869,091	$ 48,869	$ 419,831	$ (799,492)	$ -	$ (330,792)
Net loss	-	-	-	-	-	(295,629)	-	(295,629)
Balance, December 31, 2014	-	-	48,869,091	48,869	419,831	(1,095,121)	-	(626,421)
Transfer of subsidiary shares to noncontrolling interest	-	-	-	-	4,461	-	45,539	50,000
Net loss	-	-	-	-	-	(273,982)	(10,795)	(284,777)
Balance, December 31, 2015	-	$ -	48,869,091	$ 48,869	$ 424,292	$ (1,369,103)	$ 34,744	$ (861,198)

The accompanying notes are an integral part of these consolidated financial statements.

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
Operating activities:
Net loss	$ (284,777)	$ (295,629)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of deferred compensation	29,167	-
Amortization of debt discount	-	29,940
Loss on change in derivative liability	35,420	580
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(559)	21,457
Accounts payable and accrued expenses	17,584	5,590
Accrued interest	48,892	38,178

Net cash used in operating activities	(154,273)	(199,884)

Investing activities:
Acquisition of mineral rights	-	(180,000)

Net cash used in investing activities	-	(180,000)

Financing activities:
Proceeds from line of credit - related party	157,896	330,000
Proceeds from advances from related parties	6,545	42,350
Payments on advances from related parties	(9,395)	(39,500)
Proceeds from notes payable - related parties	-	50,000
Payments on notes payable - related parties	-	(5,000)

Net cash provided by financing activities	155,046	377,850

Net increase (decrease) in cash	773	(2,034)
Cash at beginning of period	94	2,128

Cash at end of period	$ 867	$ 94

Supplemental disclosure of cash flow information
Cash paid for interest	$ 7,250	$ -
Cash paid for income taxes	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Common stock of subsidiary issued in exchange for executive services	$ 50,000	$ -
Conversion of accounts payable to convertible note payable	$ -	$ 51,532
Debt discount due to derivative liability	$ -	$ 29,940

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

On September 30, 2014, we formed and organized a new wholly-owned subsidiary, Gulf+Western Industries, Inc., a Nevada corporation (“Gulf+Western” or “G+W”), to own and operate our Silver District mining interests.  On October 1, 2014 we completed the transfer of those assets from Magellan to G+W.  Effective December 31, 2014 Magellan pledged all its ownership interest in G+W to Mr. John D. Gibbs, a significant shareholder in the Company, as security for outstanding amounts under a line of credit agreement between Magellan and Mr. Gibbs.

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

Our primary focus is to continue evaluation of our properties, and possibly to acquire additional mineral rights and conduct additional exploration, development and permitting activities.  Our mineral lease payments, permitting applications and exploration and development efforts will require additional capital. We rely upon the sale of our securities as well as advances and loans from our President and significant shareholders to fund our operations as we have not generated any revenue.

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At December 31, 2015, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $1,369,103. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

On December 31, 2014 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit to $900,000.  As part of the 2014 amendment and the subsequent appointment of Dr. Pierce Carson as the President, CEO and Director of G+W effective June 1, 2015, we have pledged all of our 85% equity interest in G+W, which owns the Silver District properties, as security for all amounts outstanding under the credit agreement. We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock.

On December 31, 2015 we again amended the credit agreement to increase the borrowing limit to $1,000,000, which provides the Company an additional $112,500 available under the credit line at December 31, 2015.  The amendment also extends the maturity date to December 31, 2016.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include our accounts and the accounts of our 85% owned subsidiary, Gulf + Western Industries, Inc. All intercompany transactions and balances have been eliminated.  Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any abandonment or impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2015.  At December 31, 2015 mineral rights totaling $323,200 were net of $117,857 of impairment and abandonment charges.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements and the effect of net operating losses based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As at December 31, 2015 and 2014, the Company had no uncertain tax positions.

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the years ended December 31, 2014 and 2015, potential common shares associated with convertible notes payable have been omitted from the net loss per common share computation as they are anti-dilutive due to the net loss for these years.

Stock-based Compensation

The Company determines the fair value of stock option awards granted to employees in accordance with FASB ASC Topic 718 – 10 and to non-employees in accordance with FASB ASC Topic 505 – 50. Compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

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

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, "Leases: Topic 842 (ASU 2016-02)", to supersede nearly all existing lease guidance under GAAP. The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. ASU 2016-02 is effective for the Company in the first quarter of our fiscal year ending December 31, 2019 using a modified retrospective approach with the option to elect certain practical expedients. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements.

Recently Adopted Accounting Standards

During the year ended December 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allowed the Company to remove the inception to date information and all references to development stage.

Note 3 – Mineral Rights and Properties:

As of December 31, 2015 and 2014, our mineral rights and properties consist of the following:

	December 31, 2015	December 31, 2014
Silver District Claims	$ 323,200	$ 323,200
Sacramento Mountains Project	-	-
	$ 323,200	$ 323,200

Silver District Claims

In August 2012, we entered into an option agreement with Columbus Exploration f/k/a Columbus Silver Corporation, which granted us the right to acquire all of Columbus’ interest in its Silver District properties located in La Paz County, Arizona.  We paid Columbus an initial $63,200 on signing of the option and a further $50,000 in December 2012.  During February 2014 and January 2013, we paid the final two payments of $80,000 and $30,000, respectively, towards the purchase of the James Blaine-patented claim purchase obligation entered into between Columbus and a third party.  We also paid all of the costs to maintain all of the claims and leases in 2013, 2014 and 2015. On September 30, 2014, we paid an additional $100,000 to Columbus Exploration to acquire all of Columbus’ interest in its Silver District properties located in La Paz County, Arizona.

The Silver District property consists of 110 unpatented lode and mill site mining claims, six patented lode claims, and an Arizona State Exploration Permit, all of which are held directly or under lease agreements, totaling over 2,000 acres. Certain of the claims are subject to third party net smelter royalties and/or net profits of varying percentages.

In August 2015, we renewed the BLM lode and mill site claims with the Bureau of Land Management and in December 2015 recorded a notice of intent to hold mining claims with La Paz County, Arizona and these claims will remain in good standing through August 31, 2016.   In August 2015, we made an advance minimum royalty payment of $10,000 to a third party landowner on the Red Cloud lease which includes the Red Cloud Patented claim and two BLM lode claims, and in September 2015 obtained approval to assume and expand the Arizona State Exploration Permit to approximately 320 acres on the Arizona State section that comprises part of our Silver District land package.

On July 9, 2015, G+W entered into two Lease and Purchase Agreements (“Agreements”) with an individual that grant the Company certain exploration and mining rights for two patented lode claims located in the Silver District, La Paz County, Arizona. The Agreements provide for scheduled variable annual advance minimum royalty payments to the lessor. In addition, the Agreements have an initial term of 20 years, and provide for the purchase of the properties for $125,000 each during the term of the lease, net of any advance royalty payments made up to the date of the purchase. The Company paid the initial advance royalty payments totaling $3,000, which was due upon the signing of the Agreements. Due to an uncertainty associated with the clarification of the legal title for these two patented lode claims, these payments have not been capitalized as mining rights, and therefore are included in exploration costs for the year ended December 31, 2015. The Company intends to resolve this uncertainty prior to making further investments in these claims.

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

During 2013, we paid $8,639 to the BLM representing a deposit for potential reclamation of proposed drilling sites should we decide to carry out exploratory drilling on our Sacramento Mountains project.  The deposit is included in other non-current assets in the accompanying consolidated balance sheets at December 31, 2015 and 2014 as deposits with BLM.

We intend to leave our deposit in place for the Sacramento Mountains project with the BLM and maintain our claims so that the project is available for further exploration should capital formation conditions improve.

On February 12, 2016, the White House announced President Obama had designated three national monuments in southern California covering 1.8 million acres of federal lands. The Company is in the process of determining what effect this new designation may have on its Sacramento Mountains Project.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value at December 31, 2015	Fair Value Measurement at December 31, 2015
		Level 1	Level 2	Level 3

Derivative conversion option liability	$65,940	$—	$—	$65,940

	Carrying Value at December 31, 2014	Fair Value Measurement at December 31, 2014
		Level 1	Level 2	Level 3

Derivative warrant liability	$30,520	$—	$—	$30,520

A summary of the activity of the derivative liability is shown below:

Balance, Inception - October 1, 2014	$ 29,940
Mark to market adjustment at December 31, 2014	580
Balance, December 31, 2014	30,520
Mark to market adjustment at December 31, 2015	35,420
Balance, December 31, 2015	$ 65,940

The carrying values for cash and cash equivalents, prepaid assets, deferred compensation, accounts payable and accrued liabilities approximate their fair value due to their short maturities.

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

On December 31, 2015 we again amended the credit agreement to increase the borrowing limit to $1,000,000, which provides the Company an additional $112,500 available under the credit line at December 31, 2015.  The amendment also extends the maturity date to December 31, 2016. The line of credit amendment does not have an accounting impact.

During the years ended December 31, 2015 and 2014, draws totaling $157,896 and $330,000, respectively, were made and were primarily used to fund working capital and certain obligations due to maintain our mining rights and properties.  At December 31, 2015 a total of $887,500 was outstanding under this line of credit.  In addition, a total of $102,211 of interest has been accrued on this obligation and is included in Interest payable - related parties on the accompanying consolidated balance sheet at December 31, 2015.

Note 6 – Notes Payable – Related Parties:

In August 2011, we entered into an unsecured loan from John Power, the Company’s sole executive officer, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and is payable on demand with thirty days’ notice from the lender. During the second quarter of 2014, the Company made payments totaling $5,000 to pay down the principal balance of the note.  At December 31, 2015 the Note balance was $15,000.

In January 2014, we entered into an unsecured loan from John Power, the Company’s sole executive officer, evidenced by a $50,000 promissory note. The promissory note bears interest at 6.75% per annum and is payable on demand with thirty days’ notice from the lender.

In April 2015, we paid a total of $4,750 to Mr. Power representing interest accrued on the Notes.  And in September 2015 we paid an additional $2,500 also representing accrued interest on the Notes. A total of $1,775 of unpaid interest has accrued on these two promissory notes and is included in Accrued interest - related parties on the accompanying consolidated balance sheet at December 31, 2015.

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

The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price.  Accordingly, the conversion features of the Note are considered a discount to the Note.  However, since the Note is payable upon demand by the note holder, the value of the discount is considered interest expense at the time of its inception.  The Note shall be evaluated quarterly, and upon any quarterly valuations in which the value of the discount increases, we recognize a loss due to an increase in the fair value of the derivative liability.  Therefore, we recorded a derivative liability at the Note inception, and adjusted the liability at December 31, 2014.  As a result of these valuations, $29,940 of interest expense was incurred during the quarter ended December 31, 2014 and $580 was recorded as a loss due to change in fair value of derivative.  On December 31, 2015 the fair value of the derivative liability was determined to be $65,940, resulting in a loss on change of derivative liability charge of $35,420 for the year ended December 31, 2015.

We estimate the fair value of this derivative at each balance sheet date until such time the Note is paid or converted.

We estimated the fair value of the derivative at December 31, 2015 and 2014 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.

The following table summarizes the assumptions used to value the derivative Note discount at December 31, 2015:

Fair value assumptions – derivative:	December 31, 2015
Risk free interest rate	0.65%
Expected term (years)	1.0
Expected volatility	155%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative Note discount at December 31, 2014:

Fair value assumptions – derivative:	December 31, 2014
Risk free interest rate	0.25%
Expected term (years)	1.0
Expected volatility	162%
Expected dividends	0%

A total of $4,054 and $771 of interest has accrued on the Note at December 31, 2015 and 2014, respectively, and is included in Accrued interest on the accompanying consolidated balance sheets.

Note 8 - Commitments and Contingencies:

As part of our acquisition of the Silver District properties from Columbus Exploration, we assumed the Red Cloud lease whose initial term expires in August 2026.  The lease requires annual advance minimum royalty payments of $10,000 through the term of the lease due on the annual anniversary of the agreement.  The lease is also subject to a 2% net production royalty to be paid to the lessor from the sale of precious metals extracted from the leased property.   In order to maintain the BLM lode and mill site claims, annual payments are required before the end of August of each year, and we remain current on these payments. Payments are also due annually on two patented claims we leased in July 2015 and on our Arizona State Minerals Exploration Permit.

Note 9 – Related Party Transactions:

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

Management fees to Mr. Power totaling $30,000 for both the years ended December 31, 2015 and 2014 are included in general and administrative expenses in our statement of operations.  At December 31, 2015, $2,500 of the fees had not been paid and is included in Accrued liabilities on the accompanying balance sheet.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	December 31, 2015	December 31, 2014
Accrued interest payable - Mr. Power	$ 1,775	$ 4,750
Accrued interest payable - Mr. Gibbs	102,211	53,627
	$ 103,986	$ 58,377

During the year ended December 31 2015, we paid a total of $7,250 to Mr. Power representing unpaid accrued interest.

Advances Payable – Related Parties

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

Year Ended December 31, 2015
	Advances	Repayments
Mr. Power	$ 6,545	$ 9,395

Year Ended December, 2014
	Advances	Repayments
Mr. Power	$ 42,350	$ 39,500

At December 31, 2015 and 2014, $0 and $2,850, respectively, of advances from related parties were outstanding.

The Company also utilizes a credit card owned by Mr. Power to pay travel and other obligations when the availability of cash is limited or the timing of the payments is considered critical.  A total of $650 of Company charges were outstanding on this credit card at December 31, 2014, and is included in Accounts payable on the accompanying consolidated balance sheets. No amounts were outstanding at December 31, 2015.

Deferred Compensation

On June 1, 2015, the Company appointed W. Pierce Carson to the positions of President, Chief Executive Officer and a Director of G+W.  In connection with his appointment, the Company assigned to Mr. Carson restricted shares of G+W common stock representing 15% of the total issued and outstanding shares of G+W in return for one year of his services. The Company determined the value of the transaction at $50,000, which was recorded as deferred compensation to be amortized monthly over the initial one-year term of the employment agreement. As such, we have recognized $29,167 of compensation expense through December 31, 2015 in connection with this transaction.

Note 10 - Income Taxes

Our net operating loss carry forward as of December 31, 2015 is $1,379,895, which may be used to offset future income taxes through 2036.  Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for 2015 and 2014 is as follows:

	Years Ended December 31,
	2015	2014
Expected federal income tax benefit at statutory rate	$96,824	$100,513
State taxes	9,967	10,347
Change in valuation allowance	(106,791)	(110,860)
Income tax benefit	$—	$—

Our deferred tax assets as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Net operating loss	$517,461	$410,689
Valuation allowance	(517,461)	(410,689)
Deferred tax assets, net of allowance	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have provided a valuation allowance of 100% of our net deferred tax asset due to the uncertainty of generating future profits that would allow us to realize our deferred tax assets.

Note 11 – Subsequent Events

Subsequent to December 31, 2015, additional advances totaling $35,000 were made on the Company’s credit agreement with Mr. Gibbs.

On February 12, 2016, the White House announced President Obama had designated three national monuments in southern California covering 1.8 million acres of federal lands. We believe our Sacramento claims are within the borders of one of these new monuments. We are in the process of determining what effect this new designation may have on our Sacramento Mountains Project.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN GOLD CORPORATION

Date: March 18, 2016	By: /s/ John C. Power John C. Power, President, Principal Executive Officer, Principal Accounting Officer, Secretary & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John C. Power John C. Power	President, Principal Executive Officer, Principal Accounting Officer, Secretary & Director	March 18, 2016