Form 10-K/A
period 2015-12-31
MAGELLAN GOLD Corp
filed 2016-03-28
CIK 1515317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A – Amendment No. 1.

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

None.

Explanatory Note:

Registrant is filing this Amendment No. 1 (this “Amendment”) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the U.S. Securities and Exchange Commission on March 18, 2016 (the “Original Filing”), for the sole purpose to include the XBRL Exhibits. There are no other changes to the Original Filing.

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

MAGELLAN GOLD CORPORATION

Date: March 22, 2016	By: /s/ John C. Power John C. Power, President, Principal Executive Officer, Principal Accounting Officer, Secretary & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John C. Power John C. Power	President, Principal Executive Officer, Principal Accounting Officer, Secretary & Director	March 22, 2016