Form 10-Q
period 2016-03-31
MAGELLAN GOLD Corp
filed 2016-05-12
CIK 1515317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

On May 11, 2016, there were 49,469,091 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

MAGELLAN GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,142	$867
Prepaid expenses	7,025	559
Deferred compensation	8,333	20,833

Total current assets	17,500	22,259

Mineral rights, net of impairment	323,200	323,200
Deposits with BLM	8,639	8,639

Total assets	$349,339	$354,098

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$53,093	$34,425
Accrued liabilities	5,700	2,859
Line of credit - related party	922,500	887,500
Accrued interest - related parties	118,574	103,986
Accrued interest	4,886	4,054
Advances payable - related party	7,000	-
Notes payable - related parties	65,000	65,000
Convertible note payable	51,532	51,532
Derivative liability	48,750	65,940

Total current liabilities	1,277,035	1,215,296

Shareholders' deficit:
Preferred shares, $.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common shares - $0.001 par value, 100,000,000 shares authorized, 48,869,091 shares issued and outstanding;	48,869	48,869
Additional paid-in capital	424,292	424,292
Accumulated deficit	(1,432,203)	(1,369,103)
Shareholders' deficit	(959,042)	(895,942)
Noncontrolling interest in subsidiary	31,346	34,744
Total shareholders' deficit	(927,696)	(861,198)

Total liabilities and shareholders'deficit	$349,339	$354,098

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended March 31,
	2016	2015

Operating expenses:
Exploration costs	$1,273	$1,969
General and administrative expenses	66,995	38,392

Total operating expenses	68,268	40,361

Operating loss	(68,268)	(40,361)

Other income (expense):
Interest expense	(15,420)	(12,910)
Gain (loss) on change in derivative liability	17,190	(4,320)
Net loss	(66,498)	(57,591)

Net loss attributible to noncontrolling interest	$(3,398)	$-

Net loss attributible to common shareholders	$(63,100)	$(57,591)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	48,869,091	48,869,091

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(66,498)	$(57,591)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of deferred compensation	12,500	-
(Gain) loss on change in derivative liability	(17,190)	4,320
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(6,466)	(5,625)
Accounts payable and accrued expenses	21,509	16,355
Accrued interest	15,420	12,910

Net cash used in operating activities	(40,725)	(29,631)

Financing activities:
Advances on line of credit - related party	35,000	40,000
Proceeds from advances from related parties	9,650	-
Payments on advances from related parties	(2,650)	(2,850)

Net cash provided by financing activities	42,000	37,150

Net increase in cash and cash equivalents	1,275	7,519
Cash and cash equivalents at beginning of period	867	94

Cash and cash equivalents at end of period	$2,142	$7,613

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Organization, Basis of Presentation, and Continuance of Operations:

Organization and Nature of Operations

Magellan Gold Corporation (“we” “our”, “us”, the “Company” or “Magellan”) was incorporated on September 28, 2010, under the laws of the State of Nevada. Our principal business is the acquisition and exploration of mineral resources. We have not presently determined whether the properties to which we have mining rights contain mineral reserves that are economically recoverable.

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

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2015.

Our consolidated financial statements include our accounts and the accounts of our 85% owned subsidiary, Gulf + Western Industries, Inc. All intercompany transactions and balances have been eliminated.

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At March 31, 2016, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $1,432,203. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.  On December 31, 2015 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit to $1,000,000, which provides the Company an additional $77,500 available under the credit line at March 31, 2016.  As part of the 2014 amendment, we pledged  our 85% equity in our subsidiary, G+W, which owns all our ownership interests in the Silver District properties as security for all amounts outstanding under the credit agreement.  We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock.

Note 2 – Mineral Rights and Properties:

As of March 31, 2016 and December 31, 2015, our mineral rights and properties consist of the following:

	March 31, 2016	December 31, 2015
Silver District Claims	$323,200	$323,200
Sacramento Mountains Project	-	-
	$323,200	$323,200

Silver District Claims

In August 2012, we entered into an option agreement with Columbus Exploration f/k/a Columbus Silver Corporation, which granted us the right to acquire all of Columbus’ interest in its Silver District properties located in La Paz County, Arizona.  We paid Columbus an initial $63,200 on signing of the option and a further $50,000 in December 2012.  We paid other patented and unpatented mining claim purchase and lease obligations in 2013 and 2014 to maintain the project claims and leases in good standing.  On September 30, 2014, we paid an additional $100,000 to Columbus Exploration to acquire all of Columbus’ interest in its Silver District properties located in La Paz County, Arizona. The properties acquired from Columbus were assigned into our subsidiary Gulf+Western Industries, Inc. and our total acquisition cost capitalized was $323,200.

The Silver District property consists of 110 unpatented lode and mill site mining claims, six patented lode claims, and an Arizona State Exploration Permit, all of which are held directly or under lease agreements, totaling over 2,000 acres. Certain of the claims are subject to third party net smelter royalties and/or net profits of varying percentages.

In August 2015, we renewed the BLM lode and mill site claims with the Bureau of Land Management and in December 2015 recorded a notice of intent to hold mining claims with La Paz County, Arizona and these claims will remain in good standing through August 31, 2016. In August 2015, we made an advance minimum royalty payment of $10,000 to a third party landowner on the Red Cloud lease which includes the Red Cloud Patented claim and two BLM lode claims, and in September 2015 obtained approval to assume and expand the Arizona State Exploration Permit to approximately 334.85 acres on the Arizona State section that comprises part of our Silver District land package.

On July 9, 2015, G+W entered into two Lease and Purchase Agreements (“Agreements”) with an individual that grant the Company certain exploration and mining rights for two patented lode claims located in the Silver District, La Paz County, Arizona. The Agreements provide for scheduled variable annual advance minimum royalty payments to the lessor. In addition, the Agreements have an initial term of 20 years, and provide for the purchase of the properties for $125,000 each during the term of the lease, net of any advance royalty payments made up to the date of the purchase. The Company paid the initial advance royalty payments totaling $3,000 and advance royalty payments of $3,000 are due in July 2016 to maintain these agreements. Due to an uncertainty associated with the clarification of the legal title for these two patented lode claims, these payments have not been capitalized as mining rights, and therefore are included in exploration costs for the year ended December 31, 2015. The Company intends to resolve this uncertainty prior to making further investments in these claims.

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

A plan of operation for a limited exploration drill program was submitted and approved by the BLM in 2013.  As of the date of this report, we have not decided to proceed with a drilling program. Our permit expires in February 2017. During 2013, we paid $8,639 to the BLM representing a deposit for potential reclamation of proposed drilling sites should we decide to carry out exploratory drilling on our Sacramento Mountains project. The deposit is included in other non-current assets in the accompanying consolidated balance sheets at March 31, 2016 and December 31, 2015 as deposits with BLM.

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

Level 1-- Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2-- Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3-- Inputs reflecting management’s best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value at March 31, 2016	Fair Value Measurement at March 31, 2016
		Level 1	Level 2	Level 3

Derivative conversion option liability	$48,750	$--	$--	$48,750

	Carrying Value at December 31, 2015	Fair Value Measurement at December 31, 2015
		Level 1	Level 2	Level 3

Derivative warrant liability	$65,940	$--	$--	$65,940

A summary of the activity of the derivative liability is shown below:

Balance, December 31, 2015	$65,940
Mark to market adjustment at March 31, 2016	(17,190)
Balance, March 31, 2016	$48,750

The carrying values for cash and cash equivalents, prepaid assets, deferred compensation, accounts payable and accrued liabilities, related party line of credit and notes payable approximate their fair value due to their short maturities.

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

During the three months ended March 31, 2016 and 2015, draws totaling $35,000 and $40,000, respectively, were made and were primarily used to fund working capital and certain obligations due to maintain our mining rights and properties.  At March 31, 2016 a total of $922,500 was outstanding under this line of credit.  In addition, a total of $115,733 of interest has been accrued on this obligation and is included in Interest payable - related parties on the accompanying consolidated balance sheet at March 31, 2016.

Note 5 – Notes Payable – Related Parties:

In August 2011, we entered into an unsecured loan from John Power, the Company’s sole executive officer, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and is payable on demand with thirty days’ notice from the lender. During the second quarter of 2014, the Company made payments totaling $5,000 to pay down the principal balance of the note. At December 31, 2015 and March 31, 2016, the Note balance was $15,000.

In January 2014, we entered into an unsecured loan from John Power, the Company’s sole executive officer, evidenced by a $50,000 promissory note. The promissory note bears interest at 6.75% per annum and is payable on demand with thirty days’ notice from the lender. At December 31, 2015 and March 31, 2016, the Note balance was $50,000.

A total of $2,841 of unpaid interest has accrued on these two promissory notes and is included in Accrued interest - related parties on the accompanying consolidated balance sheet at March 31, 2016.

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

The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price. Accordingly, the conversion features of the Note are considered a discount to the Note. However, since the Note is payable upon demand by the note holder, the value of the discount is considered interest expense at the time of its inception. The Note shall be evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes, we recognize a gain or loss due to a decrease or increase, respectively, in the fair value of the derivative liability. On March 31, 2016 the fair value of the derivative liability was determined to be $48,750, resulting in a gain on change of the derivative liability of $17,190 for the three months ended March 31, 2016. On March 31, 2015 the fair value of the derivative liability was determined to be $34,840, resulting in a loss on change of the derivative liability of $4,320 for the three months ended March 31, 2015.

We estimate the fair value of this derivative at each balance sheet date until such time the Note is paid or converted.

We estimated the fair value of the derivative at March 31, 2016 and December 31, 2015 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note. Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.

The following table summarizes the assumptions used to value the derivative Note discount at March 31, 2016:

Fair value assumptions – derivative:	March 31, 2016
Risk free interest rate	0.59%
Expected term (years)	1.0
Expected volatility	143%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative Note discount at December 31, 2015:

Fair value assumptions – derivative:	December 31, 2015
Risk free interest rate	0.65%
Expected term (years)	1.0
Expected volatility	155%
Expected dividends	0%

A total of $4,886 and $4,054 of interest has accrued on the Note at March 31, 2016 and December 31, 2015, respectively, and is included in Accrued interest on the accompanying consolidated balance sheets.

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

Management fees to Mr. Power totaling $7,500 for both the three months ended March 31, 2016 and 2015 are included in general and administrative expenses in our statement of operations.  At March 31, 2016 and December 31, 2015, $5,700 and $2,500 of the fees had not been paid and are included in Accrued liabilities on the accompanying consolidated balance sheets.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	March 31, 2016	December 31, 2015
Accrued interest payable - Mr. Power	$2,841	$1,775
Accrued interest payable - Mr. Gibbs	115,733	102,211
	$118,574	$103,986

During the year ended December 31 2015, we paid a total of $7,250 to Mr. Power representing unpaid accrued interest. No amounts have been paid to Mr. Power representing unpaid accrued interest during the three months ended March 31, 2016.

Advances Payable – Related Parties

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

Three Months Ended March 31, 2016
	Advances	Repayments
Mr. Power	$ 9,650	$ 2,650

Three Months Ended March 31, 2015
	Advances	Repayments
Mr. Power	$ -	$ 2,850

At March 31, 2016 and December 31, 2015, $7,000 and $0, respectively, of advances from related parties were outstanding.

The Company also utilizes a credit card owned by Mr. Power to pay travel and other obligations when the availability of cash is limited or the timing of the payments is considered critical. No amounts were outstanding on this credit card at either March 31, 2016 or December 31, 2015.

Deferred Compensation

On June 1, 2015, the Company appointed W. Pierce Carson to the positions of President, Chief Executive Officer and a Director of G+W.  In connection with his appointment, the Company assigned to Mr. Carson restricted shares of G+W common stock representing 15% of the total issued and outstanding shares of G+W in return for one year of his services. The Company determined the value of the transaction at $50,000, which was recorded as deferred compensation to be amortized monthly over the initial one-year term of the employment agreement. As such, we have recognized a total of $41,667 of compensation expense through March 31, 2016, including $12,500 for the three months ended March 31, 2016, in connection with this transaction.

Note 9 – Subsequent Events

Subsequent to March 31, 2016, additional advances totaling $10,000 were made on the Company’s credit agreement with Mr. Gibbs.

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

Effective April 1, 2016, the holder of this note converted $4,886 of accrued interest and $18,514 of principal into 600,000 shares of common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Magellan,” “we,” “our,” and “us” to refer to Magellan Gold Corporation.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and our interim unaudited condensed financial statements and notes thereto included with this report in Part I, Item 1.

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

On September 30, 2014, we formed and organized a new wholly-owned subsidiary, Gulf + Western Industries, Inc., a Nevada corporation (“Gulf+Western” or “G+W”), to own our Silver District mining interests.  On October 1, 2014 we completed the transfer of those assets from Magellan to G+W. At the time of the transfer, Magellan owned all the outstanding common stock of G+W. Effective December 31, 2014, Magellan pledged all its ownership interest in G+W to Mr. John D. Gibbs, a significant shareholder in the Company, as security for outstanding amounts under a line of credit agreement between Magellan and Mr. Gibbs. As of March 31, 2016, the total amount owed under the credit agreement was $1,038,233, which includes $922,500 of principal and $115,733 of accrued interest.

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

Results of Operations

Results of Operations for the three months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015

Operating expenses:
Exploration costs	$1,273	$1,969
General and administrative expenses	66,995	38,392
Total operating expenses	68,268	40,361

Operating loss	(68,268)	(40,361)

Other income (expense):
Interest expense	(15,420)	(12,910)
Gain (loss) on change in derivative liability	17,190	(4,320)
Net loss	$(66,498)	$(57,591)

Operating expenses

During the three months ended March 31, 2016, our total operating expenses were $68,268 as compared to $40,361 during the three months ended March 31, 2015.

During the three months ended March 31, 2016 we incurred $1,273 of exploration costs as compared to $1,969 in 2015.  Exploration costs for the three months ended March 31, 2016 are comprised of legal title work on existing claims and geologist consulting fees associated with our Silver District project.  Exploration costs for the three months ended March 31, 2015 are comprised of geologist fees associated with oversight of our holdings and review of potential opportunities.

General and administrative expenses for the three months ended March 31, 2016 totaling $66,995 were comprised professional fees including accounting and audit fees of $18,433, legal fees totaling $6,059, management fees to Mr. Power totaling $7,500 and $12,500 of compensation expense to Dr. Pierce Carson, other professional fees of $12,926, and other expenses totaling $9,577 mainly comprised of travel expenses, rent, licenses and other administrative related expenses.

In addition, on June 1, 2015, we transferred 15% of our ownership interest in G+W to Dr. Pierce Carson in exchange for one year of service as President, Chief Executive Officer and Director of G+W. As a result of the transaction, Magellan’s ownership interest in G+W was reduced to 85%. The transaction was valued at $50,000 representing deferred compensation for the one-year period June 2015, through May 2016. General and administrative expenses for the three months ended March 31, 2016 includes $12,500 of compensation expense representing the amortization of the deferred compensation.

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

Interest expense for the three months ended March 31, 2016 and 2015 totaled $15,420 and $12,910, respectively, and is primarily attributable to our related party line of credit, which accrues interest at the rate of 6.0% per year, and our related party notes payable which accrue interest at a weighted average interest rate of 6.58%.

In addition, in October 2014 we converted certain amounts payable to a legal services provider into a Convertible Note Payable. Interest accrues quarterly on the outstanding principal and interest balances of the Note at 6% per annum.

The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price. Accordingly, the conversion features of the Note are considered a discount to the Note. The Note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes, we recognize a gain or loss due to a decrease or increase, respectively, in the fair value of the derivative liability. For the three months ended March 31, 2016, we recorded a gain on the change in the derivative liability of $17,190.

We estimated the fair value of the derivative at March 31, 2016 and December 31, 2015 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note. Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.

The following table summarizes the assumptions used to value the derivative Note discount at March 31, 2016:

Fair value assumptions – derivative:	March 31, 2016
Risk free interest rate	0.59%
Expected term (years)	1.0
Expected volatility	143%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative Note discount at December 31, 2015:

Fair value assumptions – derivative:	December 31, 2015
Risk free interest rate	0.65%
Expected term (years)	1.0
Expected volatility	155%
Expected dividends	0%

Liquidity and Capital Resources:

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At March 31, 2016, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $1,432,203. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(40,725)	$(29,631)
Net cash provided by financing activities	42,000	37,150
Net increase in cash and cash equivalents	1,275	7,519
Cash and cash equivalents, beginning of period	867	94
Cash and cash equivalents, end of period	$2,142	$7,613

At March 31, 2016, we had $2,142 in cash and a $1,259,535 working capital deficit. This compares to cash of $7,613 and a working capital deficit of $1,015,851 at March 31, 2015.

Net cash used in operating activities during the three months ended March 31, 2016 was $40,725 and was mainly comprised of our $(66,498) net loss during the period, adjusted by a non-cash charge of $12,500 representing the amortization of deferred compensation, and the gain on a decrease in our derivative liability of $17,190. In addition, it reflects an increase in prepaid expenses and other assets totaling $6,466, as well as increases in accounts payable and accrued expenses totaling $21,509, and increases in accrued interest totaling $15,420 representing accrued interest on our related party line of credit and related party and other notes payable.

Net cash used in operating activities during the three months ended March 31, 2015 was $29,631 and was mainly comprised of our $(57,591) net loss during the period, which was partially offset with the loss on change in our derivative liability of $4,320, and an increase in prepaid expenses and other assets totaling $5,625. We also had increases in accounts payable and accrued expenses totaling $16,355, as well as increases in accrued interest totaling $12,910 representing accrued interest on our related party line of credit and notes payable.

During either the three months ended March 31, 2016 or 2015, we had no investing activity transactions.

During the three months ended March 31, 2016, net cash provided by financing activities was $42,000, which primarily represents additional borrowings of $35,000 under our credit agreement with Mr. Gibbs. In addition, we received $9,650 in advances from Mr. Power, of which $2,650 was repaid during the quarter.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of March 31, 2016. No impairment loss was recognized during either the three months ended March 31, 2016 and 2015.

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

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of such date as a result of a material weakness in our internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure as discussed in Item 9A of our Form 10-K for the fiscal year ended December 31, 2015.

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

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. to Part I. of our Annual Report on  Form 10-K for the year ended December 31, 2015.

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

Dated: May 11, 2016.

MAGELLAN GOLD CORPORATION

By: /s/ John C. Power

      John C. Power

      President, Chief Executive Officer

      (Principal Executive Officer), Chief

      Financial Officer (Principal

      Accounting Officer), Secretary,

      Treasurer and Director.