Form 10-Q
period 2016-06-30
MAGELLAN GOLD Corp
filed 2016-08-15
CIK 1515317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

On August 14, 2016, there were 62,968,048 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

MAGELLAN GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 91,623	$ 867
Prepaid expenses	3,750	559
Deposit	12,000	-
Deferred compensation	-	20,833

Total current assets	107,373	22,259

Mineral rights, net of impairment	323,200	323,200
Deposits with BLM	8,639	8,639

Total assets	$ 439,212	$ 354,098

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 38,125	$ 34,425
Accrued liabilities	7,288	2,859
Line of credit - related party	932,500	887,500
Accrued interest - related parties	131,055	103,986
Accrued interest	300	4,054
Notes payable - related parties	65,000	65,000
Convertible note payable	33,020	51,532
Derivative liability	192,430	65,940

Total current liabilities	1,399,718	1,215,296

Shareholders' deficit:

Preferred shares, $.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-

Common shares - $0.001 par value; 100,000,000 shares authorized, 54,344,091and 48,869,091 shares issued and outstanding	54,344	48,869

Additional paid-in capital	656,586	424,292
Accumulated deficit	(1,698,833)	(1,369,103)
Shareholders' deficit	(987,903)	(895,942)
Noncontrolling interest in subsidiary	27,397	34,744
Total shareholders' deficit	(960,506)	(861,198)

Total liabilities and shareholders' deficit	$ 439,212	$ 354,098

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Operating expenses:
Exploration costs	$ 17,891	$ 2,190	$ 19,164	$ 4,159
General and administrative expenses	73,681	34,377	140,676	72,769

Total operating expenses	91,572	36,567	159,840	76,928

Operating loss	(91,572)	(36,567)	(159,840)	(76,928)

Other income (expense):
Interest expense	(15,283)	(13,587)	(30,703)	(26,497)
Loss on change in derivative liability	(163,724)	(4,300)	(146,534)	(8,620)

Net loss	(270,579)	(54,454)	(337,077)	(112,045)

Net loss attributible to noncontrolling interest	(3,949)	(1,338)	(7,347)	(1,338)

Net loss attributible to common shareholders	$ (266,630)	$ (53,116)	$ (329,730)	$ (110,707)

Basic and diluted net loss per common share	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)

Basic and diluted weighted-average common shares outstanding	51,071,014	48,869,091	49,970,053	48,869,091

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$ (337,077)	$ (112,045)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of deferred compensation	20,833	4,167
Loss on change in derivative liability	146,534	8,620
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,191)	(3,750)
Accounts payable and accrued expenses	8,129	11,263
Accrued interest	28,203	21,747

Net cash used in operating activities	(136,569)	(69,998)

Investing activities:
Payment of deposit on investment in mineral properties	(12,000)	-

Net cash used in investing activities	(12,000)	-

Financing activities:
Advances on line of credit - related party	45,000	75,000
Proceeds from advances from related parties	12,650	2,125
Payments on advances from related parties	(12,650)	(4,975)
Proceeds from sale of common stock and warrants	194,325	-

Net cash provided by financing activities	239,325	72,150

Net increase in cash	90,756	2,152
Cash at beginning of period	867	94

Cash at end of period	$ 91,623	$ 2,246

Supplemental disclosure of cash flow information
Cash paid for interest	$ 2,500	$ 4,750
Cash paid for income taxes	$ -	$ -

Supplemental disclosure of non-cash investing and
financing activities:
Conversion of notes payable and accrued interest to common stock	$ 23,400	$ -
Common stock of subsidiary issued in exchange for executive services	$ -	$ 50,000
Reclassification of derivative liability to APIC	$ 20,044	$ -

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Organization, Basis of Presentation, and Continuance of Operations

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

On June 1, 2015, we transferred 15% of our ownership interest in G+W to Dr. W. Pierce Carson (Dr. Carson), in exchange for one year of service as President, Chief Executive Officer and Director of G+W.  As a result of the transaction, Magellan’s ownership interest in G+W was reduced to 85%.  The transaction was valued at $50,000 representing compensation for the one-year period from June 2015 through May 2016. On June 1, 2016 Magellan entered into a one-year employment agreement with Dr. Carson in which he assumes the positions of President and Chief Executive Officer of Magellan.  As a result, Mr. John Power resigned his positions as President and Chief Executive Officer concurrent with the execution of Dr. Carson’s employment agreement. Mr. Power has retained the positions of Chief Financial Officer and Director of Magellan. Dr. Carson was appointed a Director of Magellan effective June 30, 2016.

In July 2016, the Company completed a share exchange with Dr. Carson in which Dr. Carson surrendered his 15% interest in G+W in exchange for 8,623,957 shares of Magellan Gold Corporation. As a result of this transaction, G+W became a wholly owned subsidiary of Magellan Gold Corporation.

Our primary focus is to continue evaluation of our properties, and possibly to acquire additional mineral rights and conduct additional exploration, development and permitting activities. Our mineral lease payments, permitting applications and exploration and development efforts will require additional capital. We rely upon the sale of our securities as well as advances and loans from executive management and significant shareholders to fund our operations as we have not generated any revenue.

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2016 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2015.

Our consolidated financial statements include our accounts and the accounts of our 85% owned subsidiary, Gulf + Western Industries, Inc. All intercompany transactions and balances have been eliminated.

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At June 30, 2016, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $1,698,833 We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

On December 31, 2015 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit to $1,000,000, which provides the Company an additional $67,500 available under the credit line at June 30, 2016.  As part of the 2014 amendment, we pledged our 85% equity in our subsidiary, G+W, which owns all our ownership interests in the Silver District properties as security for all amounts outstanding under the credit agreement.

In June 2016, we closed a private placement of our securities in which we sold 4,875,000 units consisting of common stock and warrants. We realized net proceeds totaling $194,325, which will be used for general working capital.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock.

Note 2 – Mineral Rights and Properties

As of June 30, 2016 and December 31, 2015, our mineral rights and properties consist of the following:

	June 30, 2016	December 31, 2015
Silver District Claims	$ 323,200	$ 323,200
Sacramento Mountains Project	-	-
	$ 323,200	$ 323,200

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

On July 9, 2015, G+W entered into two Lease and Purchase Agreements (“Agreements”) with an individual that grant the Company certain exploration and mining rights for two patented lode claims located in the Silver District, La Paz County, Arizona. The Agreements provide for scheduled variable annual advance minimum royalty payments to the lessor. In addition, the Agreements have an initial term of 20 years, and provide for the purchase of the properties for $125,000 each during the term of the lease, net of any advance royalty payments made up to the date of the purchase. The Company paid the initial advance royalty payments totaling $3,000 and advance royalty payments of $1,000 in July 2016 to maintain these agreements. Due to an uncertainty associated with the clarification of the legal title for these two patented lode claims, these payments have not been capitalized as mining rights, and therefore are included in exploration costs during the period in which the obligation was due.

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

A plan of operation for a limited exploration drill program was submitted and approved by the BLM in 2013.  As of the date of this report, we have not decided to proceed with a drilling program. Our permit expires in February 2017.  During 2013, we paid $8,639 to the BLM representing a deposit for potential reclamation of proposed drilling sites should we decide to carry out exploratory drilling on our Sacramento Mountains project.  The deposit is included in other non-current assets in the accompanying consolidated balance sheets at June 30, 2016 and December 31, 2015 as deposits with BLM.

On February 12, 2016, the White House announced President Obama had designated three national monuments in southern California covering 1.8 million acres of federal lands. The Company is in the process of determining what effect this new designation may have on its Sacramento Mountains Project. As a result of this development, we plan to request the return of our deposit in the amount $8,639 and may not renew some or all of our BLM claims in August 2016 that comprise the Sacramento project.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value at June 30, 2016	Fair Value Measurement at June 30, 2016
		Level 1	Level 2	Level 3

Derivative conversion option liability	$192,430	$—	$—	$192,430

	Carrying Value at December 31, 2015	Fair Value Measurement at December 31, 2015
		Level 1	Level 2	Level 3

Derivative conversion option liability	$65,940	$—	$—	$65,940

A summary of the activity of the derivative liability is shown below:

Balance, December 31, 2015	$ 65,940
Reclassification of derivative liability to APIC	(20,044)
Mark to market adjustments at June 30, 2016	146,534
Balance, June 30, 2016	$ 192,430

The carrying values for cash and cash equivalents, prepaid assets, deferred compensation, accounts payable and accrued liabilities, related party line of credit and notes payable approximate their fair value due to their short maturities.

Note 4 – Line of Credit – Related Parties

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

During the six months ended June 30, 2016 and 2015, draws totaling $45,000 and $75,000, respectively, were made and were primarily used to fund working capital and certain obligations due to maintain our mining rights and properties.  At June 30, 2016 a total of $932,500 was outstanding under this line of credit.  In addition, a total of $129,648 of interest has been accrued on this obligation and is included in Interest payable - related parties on the accompanying consolidated balance sheet at June 30, 2016.

Note 5 – Notes Payable – Related Parties

In August 2011, we entered into an unsecured loan from John Power, the Company’s Chief Financial Officer, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and is payable on demand with thirty days’ notice from the lender. During the second quarter of 2014, the Company made payments totaling $5,000 to pay down the principal balance of the note. At December 31, 2015 and June 30, 2016, the Note balance was $15,000.

In January 2014, we entered into an unsecured loan from John Power, the Company’s Chief Financial Officer, evidenced by a $50,000 promissory note. The promissory note bears interest at 6.75% per annum and is payable on demand with thirty days’ notice from the lender. At December 31, 2015 and June 30, 2016, the Note balance was $50,000.

On June 20, 2016 the Company paid $2,500 representing accrued interest on the above promissory notes. A total of $1,407 of unpaid interest has accrued on these two promissory notes and is included in Accrued interest - related parties on the accompanying consolidated balance sheet at June 30, 2016.

Note 6 – Convertible Notes Payable

On October 1, 2014, we issued a convertible promissory note to a provider of legal services in the original principal amount of approximately $51,532. The note was issued to evidence the Company’s indebtedness for legal services previously rendered. Interest accrues quarterly on the outstanding principal and interest balance of the Note at 6% per annum. The principal plus accrued and unpaid interest is due upon five days’ written demand of the note holder. The note is unsecured.

The note principal and accrued interest is convertible at any time into shares of common stock at a conversion price of $0.039, which represented the closing bid price of the common stock on the OTC Bulletin Board on the date of issuance.

On April 6, 2016 the Note holder elected to convert a total of $23,400, consisting of $18,512 of principal and $4,888 of accrued interest. The conversion resulted in the issuance of 600,000 shares of the Company’s common stock. As of June 30, 2016 the remaining note balance and accrued interest was $33,020 and $300, respectively. As a result of the conversion, a total of $20,044 of the derivative liability associated with the note as discussed below, was reclassified to additional paid in capital on the conversion date.

The note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the note conversion price. Accordingly, the conversion features of the note are considered a discount to the note.  However, since the note is payable upon demand by the note holder, the value of the discount was considered interest expense at the time of its inception. The note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes we recognize a gain or loss due to a decrease or increase, respectively, in the fair value of the derivative liability. On June 30, 2016 the fair value of the derivative liability was determined to be $192,430, resulting in a loss on change of the derivative liability of $163,724 and $146,534 for the three and six months ended June 30, 2016, respectively.  On June 30, 2015 the fair value of the derivative liability was determined to be $39,140, resulting in a loss on change of the derivative liability of $4,300 and $8,620 for the three and six months ended June 30, 2015, respectively.

We estimate the fair value of this derivative at each balance sheet date until such time the note is paid or converted in full.

We estimated the fair value of the derivative at June 30, 2016 and December 31, 2015 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the note.

The following table summarizes the assumptions used to value the derivative note discount at June 30, 2016:

Fair value assumptions – derivative:	June 30, 2016
Risk free interest rate	0.45%
Expected term (years)	1.0
Expected volatility	90%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative note discount at December 31, 2015:

Fair value assumptions – derivative:	December 31, 2015
Risk free interest rate	0.65%
Expected term (years)	1.0
Expected volatility	155%
Expected dividends	0%

A total of $300 (net of accrued interest converted), and $4,054 of interest has accrued on the note at June 30, 2016 and December 31, 2015, respectively, and is included in Accrued interest on the accompanying consolidated balance sheets.

Note 7 – Equity

In June 2016, we completed a private placement of equity securities in which we sold 4,875,000 units priced at $0.04 per unit. Each unit was comprised of one share of common stock, one Class A warrant and one Class B warrant. Each Class A warrant entitles the holder to purchase one share of common stock at a price of $0.07 per share in cash, and expire December 30, 2016. Each Class B warrant entitles the holder to purchase one share of common stock at a price of $0.10 per share, exercisable in either cash or pursuant to a cashless exercise. All warrants include anti-dilution rights for stock splits, stock dividends and the sale of substantially all the Company’s assets. We allocated the proceeds of the offering to additional paid-in capital based on the relative fair values of the equity instruments at the dates of the sale transactions in the following manner: common stock issued at 49%, the Class A warrants at 29%, and the Class B warrants at 22%.

The sale was concluded on June 30, 2016 and resulted in net proceeds of $194,325 which were net of $675 of direct offering costs. The funds received are to be used for general working capital.

Note 8 - Commitments and Contingencies

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

Note 9 – Executive Employment Agreement:

On June 1, 2016 we executed an employment agreement with Dr. Carson in which he assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The agreement also provided that Dr. Carson be appointed a Director of Magellan Gold Corporation, and effective June 30, 2016, Dr. Carson was appointed a Director of Magellan. The term of the agreement covers the period from June 1, 2016 to May 31, 2017. Prior to expiration of the initial term, Magellan and Dr. Carson may agree to extend the Term under new terms of compensation and conditions of employment, it being agreed that any such extension must be in writing signed by both parties.

During the term of the agreement, Magellan shall pay Dr. Carson a base salary in equal semi-monthly installments less required withholding and other applicable taxes. Dr. Carson’s salary shall be set at $6,667 per month during the three-month period from June 1, 2016 through August 31, 2016, and thereafter at $10,000 per month during the nine-month period from September 1, 2016 through May 31, 2017. Until such time as Magellan is properly funded, Magellan may defer and accrue salary owed.  If not properly funded before the end of the Term, Magellan may at its option issue Magellan shares as settlement of the accrued salary liability. A total of $6,667 of salary pursuant to the agreement had been accrued on this obligation and is included in accrued liabilities on the accompanying consolidated balance sheet at June 30, 2016.

Dr. Carson shall have the right to voluntarily terminate his employment with Magellan during the term. To effect such voluntary termination, Dr. Carson shall provide Magellan at least 60 days advanced written notice of such termination. Upon termination, Dr. Carson shall be paid his base salary through the date of termination, including any amount that may have been deferred and accrued.

The agreement supersedes the previous agreement of June 1, 2015, in which the Company appointed Dr. Carson to the positions of President, Chief Executive Officer and a Director of G+W.  In connection with his appointment, the Company assigned to Dr. Carson restricted shares of G+W common stock representing 15% of the total issued and outstanding shares of G+W in return for one year of his services. The Company determined the value of the transaction at $50,000, which was recorded as deferred compensation to be amortized monthly over the initial one-year term of the employment agreement. As such, we have recognized a total of $50,000 of compensation expense through June 30, 2016, including $8,333 and $20,833 for the three and six months ended June 30, 2016, respectively, in connection with this transaction.

Note 10 – Related Party Transactions

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

Management Fees

The Company maintains a month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for his services to Magellan.

Management fees to Mr. Power totaling $7,500 and $15,000 for each of the three and six months ended June 30, 2016 and 2015, respectively, are included in general and administrative expenses in our statement of operations. As of June 30, 2016 all management fees due Mr. Power had been paid. At December 31, 2015, $2,500 of the fees had not been paid and are included in Accrued liabilities on the accompanying consolidated balance sheet.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	June 30, 2016	December 31, 2015
Accrued interest payable - Mr. Power	$ 1,407	$ 1,775
Accrued interest payable - Mr. Gibbs	129,648	102,211
	$ 131,055	$ 103,986

During the six months ended June 30, 2016, we paid a total of $2,500 to Mr. Power representing unpaid accrued interest on notes payable. During the year ended December 31, 2015, we paid a total of $7,250 to Mr. Power representing unpaid accrued interest on notes payable. No amounts have been paid to Mr. Gibbs in either 2016 or 2015 for outstanding accrued interest on the line of credit.

Advances Payable – Related Parties

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

Six Months Ended June 30, 2016
	Advances	Repayments
Mr. Power	$ 12,650	$ 12,650

Six Months Ended June 30, 2015
	Advances	Repayments
Mr. Power	$ 2,125	$ 4,975

At both June 30, 2016 and December 31, 2015, no short-term advances from related parties were outstanding.

The Company also utilizes a credit card owned by Mr. Power to pay travel and other obligations when the availability of cash is limited or the timing of the payments is considered critical. No amounts were outstanding on this credit card at either June 30, 2016 or December 31, 2015.

Note 11 – Deposit

On June 30, 2016 the Company signed a non-binding Letter of Intent (“LOI”) with Rio Silver Inc., pursuant to which Magellan is granted the option to earn an undivided 50% interest in the Niñobamba Silver-Gold Property (“Niñobamba”), located 330 kilometers southeast of Lima in the Department of Ayacucho, Peru. The parties intend to replace the LOI with a definitive agreement containing industry standard terms following a 45-day due diligence period. As a condition of the non-binding letter of intent, the Company paid a refundable $12,000 deposit. This payment was recorded as a deposit on the accompanying consolidated balance sheet at June 30, 2016.

Note 12 – Subsequent Events

On July 1, 2016 Magellan re-acquired its 15% interest in G+W from Dr. Carson its President & CEO in exchange for 8,623,957 shares of common stock of Magellan Gold Corporation.

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

On September 30, 2014, we formed and organized a new wholly-owned subsidiary, Gulf + Western Industries, Inc., a Nevada corporation (“Gulf+Western” or “G+W”), to own our Silver District mining interests. On October 1, 2014 we completed the transfer of those assets from Magellan to G+W. At the time of the transfer, Magellan owned all the outstanding common stock of G+W. Effective December 31, 2014, Magellan pledged all its ownership interest in G+W to Mr. John D. Gibbs, a significant shareholder in the Company, as security for outstanding amounts under a line of credit agreement between Magellan and Mr. Gibbs. As of June 30, 2016, the total amount owed under the credit agreement was $1,062,148, which includes $932,500 of principal and $129,648 of accrued interest.

On June 1, 2015, we transferred 15% of our ownership interest in G+W to Dr. Pierce Carson in exchange for one year of service as President, Chief Executive Officer and Director of G+W. As a result of the transaction, Magellan’s ownership interest in G+W was reduced to 85%.  The transaction was valued at $50,000 representing deferred compensation for the one-year period June 2015, through May 2016. On June 1, 2016 Magellan entered into a one-year employment agreement with Dr. Carson in which he assumes the positions of President and Chief Executive Officer of Magellan.  As a result, Mr. John Power resigned his positions as President and Chief Executive Officer concurrent with the execution of Dr. Carson’s employment agreement. Mr. Power has retained the positions of Chief Financial Officer and Director of Magellan. Dr. Carson was appointed a Director of Magellan effective June 30, 2016.

In July 2016, the Company completed a share exchange with Dr. Carson in which Dr. Carson surrendered his 15% interest in G+W in exchange for 8,623,957 shares of Magellan Gold Corporation. As a result of this transaction, G+W became a wholly owned subsidiary of Magellan Gold Corporation.

Our primary focus during the next twelve months, and depending on available resources, will be to further explore our mineral properties.

Results of Operations

Results of Operations for the three months Ended June 30, 2016 and 2015

	Three Months Ended June 30,
	2016	2015

Operating expenses:
Exploration costs	$ 17,891	$ 2,190
General and administrative expenses	73,681	34,377
Total operating expenses	91,572	36,567

Operating loss	(91,572)	(36,567)

Other income (expense):
Interest expense	(15,283)	(13,567)
Loss on change in derivative liability	(163,724)	(4,300)
Net loss	$ (266,630)	$ (54,454)

Operating expenses

During the three months ended June 30, 2016, our total operating expenses were $91,572 as compared to $36,567 during the three months ended June 30, 2015.

During the three months ended June 30, 2016 we incurred $17,891 of exploration costs as compared to $2,190 in 2015.  Exploration costs for the three months ended June 30, 2016 are comprised of a contracted ground magnetic survey, laboratory soil analysis and geologist consulting fees associated with our Silver District project.  Exploration costs for the three months ended June 30, 2015 were comprised of geologist fees associated with oversight of our holdings and review of potential opportunities.

General and administrative expenses for the three months ended June 30, 2016 totaling $73,681 were comprised professional fees including accounting and audit fees of $9,193, legal fees totaling $9,362, management fees to Mr. Power totaling $7,500, executive compensation expense of $15,621, other professional fees including investor relations and website fees of $28,581, and other expenses totaling $3,424 mainly comprised of travel expenses, rent, licenses and other administrative related expenses.

On June 1, 2015, we transferred 15% of our ownership interest in G+W to Dr. W. Pierce Carson in exchange for one year of service as President, Chief Executive Officer and Director of G+W. As a result of the transaction, Magellan’s ownership interest in G+W was reduced to 85%. The transaction was valued at $50,000 representing deferred compensation for the one-year period June 2015, through May 2016. Executive compensation expenses for the three months ended June 30, 2016 and 2015 includes $8,333 and $4,167, respectively, of compensation expense representing the amortization of the deferred compensation.

On June 1, 2016 we executed an employment agreement with Dr. Carson in which Dr. Carson assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The term of the agreement covers the period from June 1, 2016 to May 31, 2017. During the term of the agreement, Dr. Carson will be paid a base salary in equal semi-monthly installments. Dr. Carson’s salary is set at $6,667 per month during the three-month period from June 1, 2016 through August 31, 2016, and thereafter at $10,000 per month during the nine-month period from September 1, 2016 through May 31, 2017. A total of $7,288 representing Dr. Carson’s base salary and applicable payroll taxes was expensed and is included in general and administrative expenses for the three months ended June 30, 2016.

General and administrative expenses for the three months ended June 30, 2015 totaling $34,377 were comprised of professional fees including accounting and audit fees of $7,415, legal fees totaling $7,605, executive compensation expense of $4,167, management fees to Mr. Power totaling $7,500, other professional fees of $2,296, and other expenses totaling $5,394 mainly comprised of travel expenses, transfer fees paid to the BLM, licenses and other administrative related expenses.

Interest expense for the three months ended June 30, 2016 and 2015 totaled $15,283 and $13,587, respectively, and is primarily attributable to our related party line of credit, which accrues interest at the rate of 6.0% per year, and our related party notes payable which accrue interest at a weighted average interest rate of 6.58%.

In addition, in October 2014 we converted certain amounts payable to a legal services provider into a Convertible Note Payable. Interest accrues quarterly on the outstanding principal and interest balances of the Note at 6% per annum.

The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price.  Accordingly, the conversion features of the Note are considered a discount to the Note.  The Note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes, we recognize a gain or loss due to a decrease or increase, respectively, in the fair value of the derivative liability. As a result of this evaluation, for the three months ended June 30, 2016 and 2015, we recorded a loss on the change in the derivative liability of $163,724 and $4,300, respectively.

We estimated the fair value of the derivative at June 30, 2016 and December 31, 2015 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.

The following table summarizes the assumptions used to value the derivative Note discount at June 30, 2016:

Fair value assumptions – derivative:	June 30, 2016
Risk free interest rate	0.45%
Expected term (years)	1.0
Expected volatility	90%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative Note discount at December 31, 2015:

Fair value assumptions – derivative:	Decembe 31, 2015
Risk free interest rate	0.65%
Expected term (years)	1.0
Expected volatility	155%
Expected dividends	0%

Results of Operations for the six months Ended June 30, 2016 and 2015

	Six Months Ended June 30,
	2016	2015

Operating expenses:
Exploration costs	$ 19,164	$ 4,159
General and administrative expenses	140,676	72,769
Total operating expenses	159,840	76,928

Operating loss	(159,840)	(76,928)

Other income (expense):
Interest expense	(30,703)	(26,497)
Loss on change in derivative liability	(146,534)	(8,620)
Net loss	$ (337,077)	$ (112,045)

Operating expenses

During the six months ended June 30, 2016, our total operating expenses were $159,840 as compared to $76,928 during the six months ended June 30, 2015.

During the six months ended June 30, 2016 we incurred $19,164 of exploration costs as compared to $4,159 in 2015.  Exploration costs for the six months ended June 30, 2016 are comprised of legal title work on existing claims, a contracted ground magnetic survey, laboratory soil analysis and geologist consulting fees associated with our Silver District project. Exploration costs for the six months ended June 30, 2015 are comprised of geologist fees associated with oversight of our holdings and review of potential opportunities.

General and administrative expenses for the six months ended June 30, 2016 totaling $140,676 were comprised professional fees including accounting and audit fees of $27,626, legal fees totaling $15,418, management fees to Mr. Power totaling $15,000, executive compensation expense of $28,121, other professional fees including investor relations and website fees of $41,507, and other expenses totaling $13,004 mainly comprised of travel expenses, rent, licenses and other administrative related expenses.

On June 1, 2015, we transferred 15% of our ownership interest in G+W to Dr. Pierce Carson in exchange for one year of service as President, Chief Executive Officer and Director of G+W.  As a result of the transaction, Magellan’s ownership interest in G+W was reduced to 85%.  The transaction was valued at $50,000 representing deferred compensation for the one-year period June 2015, through May 2016. Executive compensation expenses for the six months ended June 30, 2016 and 2015 includes $20,833 and $4,167, respectively, of compensation expense representing the amortization of the deferred compensation.

On June 1, 2016 we executed an employment agreement with Dr. Pierce Carson in which Dr. Carson assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The term of the agreement covers the period from June 1, 2016 to May 31, 2017. During the term of the agreement, Dr. Carson will be paid a base salary in equal semi-monthly installments. Dr. Carson’s salary is set at $6,667 per month during the three-month period from June 1, 2016 through August 31, 2016, and thereafter at $10,000 per month during the nine-month period from September 1, 2016 through May 31, 2017. A total of $7,288 representing Dr. Carson’s base salary and applicable payroll taxes was expensed and is included in general and administrative expenses for the six months ended June 30, 2016.

General and administrative expenses for the six months ended June 30, 2015 totaling $72,769 were comprised of professional fees including accounting and audit fees of $24,635, legal fees totaling $16,513, executive compensation expense of $4,167 management fees to Mr. Power totaling $15,000, other professional fees of $4,758, and other expenses totaling $7,696 mainly comprised of travel expenses, transfer fees paid to the BLM, licenses and other administrative related expenses.

Interest expense for the six months ended June 30, 2016 and 2015 totaled $30,703 and $26,497, respectively, and is primarily attributable to our related party line of credit, which accrues interest at the rate of 6.0% per year, and our related party notes payable which accrue interest at a weighted average interest rate of 6.58%.

In addition, in October 2014 we converted certain amounts payable to a legal services provider into a Convertible Note Payable.  Interest accrues quarterly on the outstanding principal and interest balances of the Note at 6% per annum.

The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price. Accordingly, the conversion features of the Note are considered a discount to the Note. The Note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes, we recognize a gain or loss due to a decrease or increase, respectively, in the fair value of the derivative liability. As a result of this evaluation, for the six months ended June 30, 2016 and 2015, we recorded a loss on the change in the derivative liability of $146,534 and $8,620, respectively.

We estimated the fair value of the derivative at June 30, 2016 and December 31, 2015 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.

The following table summarizes the assumptions used to value the derivative Note discount at June 30, 2016:

Fair value assumptions – derivative:	June 30, 2016
Risk free interest rate	0.45%
Expected term (years)	1.0
Expected volatility	90%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative Note discount at December 31, 2015:

Fair value assumptions – derivative:	December31, 2015
Risk free interest rate	0.65%
Expected term (years)	1.0
Expected volatility	155%
Expected dividends	0%

Liquidity and Capital Resources:

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At June 30, 2016, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $1,698,833 We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

We intend to meet our cash requirements for the next 12 months primarily through the utilization of our line of credit, as well as the private placement of debt or equity instruments.

We maintain a line of credit arrangement with John D. Gibbs, a significant investor, to facilitate timely cash flows for the Company’s operations. This agreement was initiated in 2012 and has been amended at various times since its inception to increase the amount available under the credit line. In 2014, we amended the agreement to include a pledge of all our equity interests in G+W, which owns the Silver District properties, as security for all amounts outstanding under the credit agreement. As of June 30, 2016 the credit line had a borrowing limit of $1,000,000 and accrues interest at 6% per annum. At June 30, 2016 a total of $932,500 was outstanding under this line of credit. In addition, a total of $129,648 of interest has been accrued on this obligation

In June 2016, we closed a private placement of our securities in which we sold 4,875,000 units consisting of common stock and warrants. We realized net proceeds totaling $194,325, which will be used for general working capital.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$ (136,569)	$ (69,998)
Net cash used in investing activities	(12,000)	-
Net cash provided by financing activities	239,325	72,150

Net increase in cash and cash equivalents	90,756	2,152
Cash and cash equivalents beginning of period	867	94
Cash and cash equivalents end of period	$ 91,623	$ 2,246

At June 30, 2016, we had $91,623 in cash and a $1,292,345 working capital deficit. This compares to cash of $867 and a working capital deficit of $1,193,037 at December 31, 2015.

Net cash used in operating activities during the six months ended June 30, 2016 was $136,569 and was mainly comprised of our $(337,077) net loss during the period, adjusted by a non-cash charge of $20,833 representing the amortization of deferred compensation, and the loss on an increase in our derivative liability of $146,534.  In addition, it reflects an increase in prepaid expenses and other assets totaling $3,191, as well as increases in accounts payable and accrued expenses totaling $8,129, and increases in accrued interest totaling $28,203 representing accrued interest on our related party line of credit and related party and other notes payable.

Net cash used in operating activities during the six months ended June 30, 2015 was $69,998 and was mainly comprised of our $(112,045) net loss during the period, which was partially offset with the increase in our derivative liability and the amortization of deferred compensation, of $8,620 and $4,167, respectively.  We also had increases in prepaid expenses of $3,750 as well as increases in accounts payable totaling $11,263, as well as increases in accrued interest totaling $21,747 representing accrued interest on our related party line of credit and notes payable.

On June 30, 2016 the Company signed a non-binding Letter of Intent (“LOI”) with Rio Silver Inc., pursuant to which Magellan is granted the option to earn an undivided 50% interest in the Niñobamba Silver-Gold Property, located in Peru. The parties intend to replace the LOI with a definitive agreement containing industry standard terms following a 45-day due diligence period. As part of the agreement, the Company paid a refundable $12,000 deposit. This payment was recorded as a deposit and represents an investment activity during the six months ended June 30, 2016.

We engaged in no investing activities during the six months ended June 30, 2015.

During the six months ended June 30, 2016, net cash provided by financing activities was $239,325, and included $45,000 of additional borrowings under our credit agreement with Mr. Gibbs. In addition, we received $12,650 in advances from Mr. Power, all of which were repaid during the period.

Also, in June 2016, we completed a private placement of equity securities in which we sold 4,875,000 units priced at $0.04 per unit. Each unit was comprised of one share of common stock, one Class A warrant and one Class B warrant. Each Class A warrant entitles the holder to purchase one share of common stock at a price of $0.07 per share in cash, and expire December 30, 2016. Each Class B warrant entitles the holder to purchase one share of common stock at a price of $0.10 per share, exercisable in either cash or pursuant to a cashless exercise. The sale was concluded on June 30, 2016 and resulted in net proceeds of $194,325 which were net of $675 of direct offering costs.

During the six months ended June 30, 2015, net cash provided by financing activities was $72,150, which primarily reflects additional borrowings totaling $75,000 under our credit agreement with Mr. Gibbs.  In addition, we received $2,125 in advances from Mr. Power and repaid a total of $4,975 representing the payoff of all outstanding advances.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of June 30, 2016. No impairment loss was recognized during either the six months ended June 30, 2016 and 2015.

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

Dated: August 15, 2016.

MAGELLAN GOLD CORPORATION

By:  /s/ W. Pierce Carson

       W. Pierce Carson

       President, Chief Executive Officer

       (Principal Executive Officer),

By:  /s/ John C. Power

       John C. Power

       Chief Financial Officer

       (Principal Accounting Officer)