Form 10-Q
period 2016-09-30
MAGELLAN GOLD Corp
filed 2016-11-14
CIK 1515317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

On November 14, 2016, there were 63,530,548 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

MAGELLAN GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$ 4,022	$ 867
Prepaid expenses	36,500	559
Deposit receivable with BLM	8,639	-
Deferred compensation	-	20,833

Total current assets	49,161	22,259

Mineral rights, net of impairment	323,200	323,200
Deposit - Rio Silver	12,000	-
Deposit with BLM	-	8,639
Prepaid expenses	29,792	-
Investment in Rio Silver equity securities, at cost	59,753	-

Total assets	$ 473,906	$ 354,098

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 51,173	$ 34,425
Accrued liabilities	35,297	2,859
Line of credit - related party	932,500	887,500
Accrued interest - related parties	146,235	103,986
Accrued interest	804	4,054
Notes payable - related party	100,000	65,000
Convertible note payable	33,020	51,532
Derivative liability	121,750	65,940

Total current liabilities	1,420,779	1,215,296

Shareholders' deficit:
Preferred shares, $.001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common shares - $0.001 par value; 100,000,000
shares authorized, 63,468,048 and 48,869,091
shares issued and outstanding	63,468	48,869
Additional paid-in capital	739,859	424,292
Accumulated deficit	(1,750,200)	(1,369,103)
Shareholders' deficit	(946,873)	(895,942)
Noncontrolling interest in subsidiary	-	34,744
Total shareholders' deficit	(946,873)	(861,198)

Total liabilities and shareholders' deficit	$ 473,906	$ 354,098

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Operating expenses:
Exploration costs	$ 15,056	$ 13,337	$ 34,220	$ 17,496
General and administrative expenses	91,309	60,967	231,983	133,736

Total operating expenses	106,365	74,304	266,203	151,232

Operating loss	(106,365)	(74,304)	(266,203)	(151,232)

Other income (expense):
Interest expense	(15,684)	(14,498)	(46,387)	(40,995)
Gain (loss) on change in derivative liability	70,680	(8,270)	(75,854)	(16,890)

Net loss	(51,369)	(97,072)	(388,444)	(209,117)

Net loss attributible to noncontrolling interest	-	(14,561)	(7,347)	(15,899)

Net loss attributible to common shareholders	$ (51,369)	$ (82,511)	$ (381,097)	$ (193,218)

Basic and diluted net loss per common
share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Basic and diluted weighted-average
common shares outstanding	63,031,918	48,869,091	54,355,788	48,869,091

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$ (388,444)	$ (209,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid investor relations contract	2,708	-
Amortization of deferred compensation	20,833	16,667
Loss on change in derivative liability	75,854	16,890
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,441)	(4,109)
Accounts payable and accrued expenses	49,186	18,680
Accrued interest	43,887	33,745

Net cash used in operating activities	(199,417)	(127,244)

Investing activities:
Payment of deposit on investment in mineral properties	(12,000)	-
Purchase of Rio Silver equity securities	(59,753)	-

Net cash used in investing activities	(71,753)	-

Financing activities:
Advances on line of credit - related party	45,000	130,000
Proceeds from advances from related parties	12,650	5,350
Payments on advances from related parties	(12,650)	(8,200)
Proceeds from note payable - related party	35,000	-
Proceeds from sale of common stock and warrants	194,325	-

Net cash provided by financing activities	274,325	127,150

Net increase (decrease) in cash	3,155	(94)
Cash at beginning of period	867	94

Cash at end of period	$ 4,022	$ -

Supplemental disclosure of cash flow information
Cash paid for interest	$ 2,500	$ 7,250
Cash paid for income taxes	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Conversion of debt to common stock	$ 23,400	$ -
Reclassification of derivative liability to APIC	$ 20,044	$ -
Common stock issued for prepaid services contract	$ 65,000	$ -
Common stock issued for buyout of non-controlling interest	$ 27,398	$ -
Common stock of subsidiary issued in exchange for executive services	$ -	$ 50,000

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

On October 24, 2016, the Company entered into a Mining Option Agreement (the “Option Agreement”) between and among Rio Silver Inc., a Canadian company (“Rio Silver”), Minera Rio Plata S.A.C., a Peruvian company and subsidiary of Rio Silver (“Minera”), and Magellan Gold Peru S.A.C., a Peruvian company and wholly owned subsidiary of the Company (“Magellan Peru”) pursuant to which Rio Silver through Minera, shall grant to the Company the sole and exclusive option to acquire an undivided 50% interest in and to property located in central Peru. This, and related transactions are discussed further below in Note 11 – Letter of Intent with Rio Silver, Inc., and Note 12 – Subsequent Events.

Under the terms of the Agreement, the Company has the right to earn an undivided 50% interest in the Niñobamba Silver/Gold Project in central Peru. To earn its 50% interest, the Company must spend $2.0 million in exploration over three years. The Niñobamba project is comprised of four concessions that total 31 square kilometers (7,660 acres). As announced September 12, 2016, three of the concessions were recently acquired from a Peruvian company owned jointly by Newmont Mining Corporation and Southern Peru Copper Corporation.

In connection with the Rio Silver transaction, the Company is obliged to subscribe to two private placement unit financings in Rio Silver, each for aggregate proceeds of Cdn$75,000. The Company completed the first unit private placement on August 23, 2016. The second unit private placement is expected to close in January 2017.

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

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2016 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2015.

Our consolidated financial statements include our accounts and the accounts of our subsidiary, Gulf + Western Industries, Inc. All intercompany transactions and balances have been eliminated.

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At September 30, 2016, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $1,750,200. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

On December 31, 2015 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit to $1,000,000, which provides the Company an additional $67,500 available under the credit line at September 30, 2016. As part of the 2014 amendment, we pledged our ownership interest in our subsidiary, G+W, which owns all our ownership interests in the Silver District properties, as security for all amounts outstanding under the credit agreement.

In June 2016, we closed a private placement of our securities in which we sold 4,875,000 units consisting of common stock and warrants and realized net proceeds of $194,325. The funds were generally used for working capital as well as to fund efforts to expand our portfolio of exploration  opportunities.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock.

Note 2 – Mineral Rights and Properties

As of September 30, 2016 and December 31, 2015, our mineral rights and properties consist of the following:

	September 30, 2016	December 31, 2015
Silver District Claims	$ 323,200	$ 323,200
Sacramento Mountains Project	-	-
	$ 323,200	$ 323,200

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

In August 2016, we renewed the BLM lode and mill site claims in La Paz County, Arizona with the Bureau of Land Management and these claims will remain in good standing through August 31, 2017. Additionally, in both August 2016 and 2015, we made advance minimum royalty payments of $10,000 to a third party landowner on the Red Cloud lease, which includes the Red Cloud Patented claim and two BLM lode claims.  In September 2015 we obtained approval to assume and expand the Arizona State Exploration Permit to approximately 334.85 acres on the Arizona State section that comprises part of our Silver District land package and we are in the process of renewing this lease for another year.

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

A plan of operation for a limited exploration drill program was submitted and approved by the BLM in 2013. As of the date of this report, we have not decided to proceed with a drilling program.   Our permit expires in February 2017.  During 2013, we paid $8,639 to the BLM representing a deposit for potential reclamation of proposed drilling sites should we decide to carry out exploratory drilling on our Sacramento Mountains project.  The deposit is included in current and other non-current assets in the accompanying consolidated balance sheets at September 30, 2016 and December 31, 2015, respectively as deposits with BLM.

On February 12, 2016, the White House announced President Obama had designated three national monuments in southern California covering 1.8 million acres of federal lands. The Company is in the process of determining what effect this new designation may have on its Sacramento Mountains Project. As a result of this development, we have requested the return of our deposit in the amount $8,639 and did not renew our BLM claims in August 2016 that comprise the Sacramento project and have abandoned this project.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value at	Fair Value Measurement at September 30, 2016
	September 30, 2016	Level 1	Level 2	Level 3

Derivative conversion option liability	$ 121,750	$ —	$ —	$ 121,750

	Carrying Value at	Fair Value Measurement at December 31, 2015
	December 31, 2015	Level 1	Level 2	Level 3

Derivative conversion option liability	$ 65,940	$ —	$ —	$ 65,940

A summary of the activity of the derivative liability is shown below:

Balance, December 31, 2015	$ 65,940
Reclassification of derivative liability to APIC	(20,044)
Mark to market adjustments at September 30, 2016	75,854
Balance, September 30, 2016	$ 121,750

The carrying values for cash and cash equivalents, prepaid assets, deferred compensation, accounts payable and accrued liabilities, related party line of credit and notes payable approximate their fair value due to their short maturities.

Note 4 – Line of Credit – Related Party

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

On December 31, 2014, we again amended the credit agreement to increase the borrowing limit to $900,000 and extend the maturity date to December 31, 2015. As part of the 2014 amendment and the subsequent appointment of Dr. Pierce Carson as the President, CEO and Director of G+W effective June 1, 2015, we had pledged all of our 85% equity interest in G+W, which owns the Silver District properties, as security for all amounts outstanding under the credit agreement.  In July 2016, we completed a share exchange with Dr. Carson to re-acquire the 15% interest in G+W, and therefore at September 30, 2016 our entire 100% interest in G+W remains pledged as security for outstanding amounts under this credit agreement.

On December 31, 2015 we again amended the credit agreement to increase the borrowing limit to $1,000,000, which provides the Company an additional $112,500 available under the credit line at December 31, 2015. The amendment also extends the maturity date to December 31, 2016. The line of credit amendment does not have an accounting impact.

During the nine months ended September 30, 2016 and 2015, draws totaling $45,000 and $130,000, respectively, were made and were primarily used to fund working capital and certain obligations due to maintain our mining rights and properties. At September 30, 2016 a total of $932,500 was outstanding under this line of credit. In addition, a total of $143,751 of interest has been accrued on this obligation and is included in Interest payable - related parties on the accompanying consolidated balance sheet at September 30, 2016.

Note 5 – Notes Payable – Related Party

In August 2011, we entered into an unsecured loan from John Power, the Company’s Chief Financial Officer, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and is payable on demand with thirty days’ notice from the lender. During the second quarter of 2014, the Company made payments totaling $5,000 to pay down the principal balance of the note.  At December 31, 2015 and September 30, 2016, the Note balance was $15,000.

In January 2014, we entered into an additional unsecured loan from Mr. Power, evidenced by a $50,000 promissory note. The promissory note bears interest at 6.75% per annum and is payable on demand with thirty days’ notice from the lender. At both December 31, 2015 and September 30, 2016, the Note balance was $50,000.

Effective September 30, 2016, we entered into an additional unsecured loan from Mr. Power, evidenced by a $35,000 promissory note. The promissory note bears interest at 6.00% per annum and is payable on demand with thirty days’ notice from the lender. At September 30, 2016 the Note balance was $35,000.

During the nine months ended September 30, 2016, the Company paid $2,500 representing accrued interest on the above promissory notes. A total of $2,484 of unpaid interest has accrued on these promissory notes and is included in Accrued interest - related parties on the accompanying consolidated balance sheet at September 30, 2016.

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

On April 6, 2016 the Note holder elected to convert a total of $23,400, consisting of $18,512 of principal and $4,888 of accrued interest. The conversion resulted in the issuance of 600,000 shares of the Company’s common stock. As of September 30, 2016 the remaining note balance was $33,020.  As a result of the conversion, a total of $20,044 of the derivative liability associated with the note as discussed below, was reclassified to additional paid in capital on the conversion date.

The note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the note conversion price. Accordingly, the conversion features of the note are considered a discount to the note. However, since the note is payable upon demand by the note holder, the value of the discount was considered interest expense at the time of its inception.  The note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes we recognize a gain or loss due to a decrease or increase, respectively, in the fair value of the derivative liability. On September 30, 2016 the fair value of the derivative liability was determined to be $121,750, resulting in a gain on change of the derivative liability of $70,680 three months ended September 30, 2016, and a loss of $75,854 for the nine months ended September 30, 2016. On September 30, 2015 the fair value of the derivative liability was determined to be $47,410, resulting in a loss on change of the derivative liability of $8,270 and $16,890 for the three and nine months ended September 30, 2015, respectively.

We estimate the fair value of this derivative at each balance sheet date until such time the note is paid or converted in full.

We estimated the fair value of the derivative at September 30, 2016 and December 31, 2015 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the note.

The following table summarizes the assumptions used to value the derivative liability at September 30, 2016:

Fair value assumptions – derivative:	September 30, 2016
Risk free interest rate	0.59%
Expected term (years)	1.0
Expected volatility	134%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative liability at December 31, 2015:

Fair value assumptions – derivative:	December 31, 2015
Risk free interest rate	0.65%
Expected term (years)	1.0
Expected volatility	155%
Expected dividends	0%

A total of $804 (net of accrued interest converted), and $4,054 of interest had accrued on the note at September 30, 2016 and December 31, 2015, respectively, and is included in Accrued interest on the accompanying consolidated balance sheets.

Note 7 – Equity

Sale of common stock and warrants: In June 2016, we completed a private placement of equity securities in which we sold 4,875,000 units priced at $0.04 per unit. Each unit was comprised of one share of common stock, one Class A warrant and one Class B warrant. Each Class A warrant entitles the holder to purchase one share of common stock at a price of $0.07 per share in cash, and expire December 30, 2016. Each Class B warrant entitles the holder to purchase one share of common stock at a price of $0.10 per share, exercisable in either cash or pursuant to a cashless exercise. All warrants include anti-dilution rights for stock splits, stock dividends and the sale of substantially all the Company’s assets. We allocated the proceeds of the offering to additional paid-in capital based on the relative fair values of the equity instruments at the dates of the sale transactions in the following manner: common stock issued at 49%, the Class A warrants at 29%, and the Class B warrants at 22%.

The sale was concluded on June 30, 2016 and resulted in net proceeds of $194,325, which were net of $675 of direct offering costs. The funds received were generally used for general working capital as well as to fund our efforts to expand our portfolio of exploration opportunities.

Acquisition of non-controlling interest in operating subsidiary: In June 2015 we transferred 15% of our ownership interest in G+W to Dr. W. Pierce Carson (Dr. Carson), in exchange for one year of service as President, Chief Executive Officer and Director of G+W.  As a result of the transaction, Magellan’s ownership interest in G+W was reduced to 85%.  The transaction was valued at $50,000 representing compensation for the one-year period from June 2015 through May 2016.  In July 2016, the Company completed a share exchange with Dr. Carson in which Dr. Carson surrendered his 15% interest in G+W in exchange for 8,623,957 shares of Magellan Gold Corporation. As a result of this transaction, G+W became a wholly owned subsidiary of Magellan Gold Corporation.

Investor Relations contract: On September 1, 2016 the Company executed an Investor Relations Engagement Agreement (“Agreement”) with Intuitive Pty Ltd (“Intuitive”), an investor relations firm located in Australia. The Agreement provides for Intuitive to undertake an investor relations and communications program that will focus on potential investors outside the United States. The term of the Agreement runs for two years beginning on September 1, 2016. As consideration for the services, the Company issued 500,000 shares of its common stock. The transaction was valued at $65,000 based on the $0.13 per share closing price of the Company’s common stock on September 1, 2016.  The transaction is being amortized monthly over the life of the Agreement. For both the three and nine months ended September 30, 2016 a total of $2,708 was charged to general and administrative expenses. The balance of the contract is included in prepaid expenses on the accompanying balance sheet at September 30, 2016.

Note 8 - Commitments and Contingencies

As part of our acquisition of the Silver District properties from Columbus Exploration, we assumed the Red Cloud lease whose initial term expires in August 2026. The lease requires annual advance minimum royalty payments of $10,000 through the term of the lease due on the annual anniversary of the agreement. The lease is also subject to a 2% net production royalty to be paid to the lessor from the sale of precious metals extracted from the leased property. In order to maintain the BLM lode and mill site claims, annual payments are required before the end of August of each year. Payments are also due annually on two patented claims we leased in July 2015 and on our Arizona State Minerals Exploration Permit. As of September 30, 2016, all of these claims and leases are in good standing.

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

During the term of the agreement, Magellan shall pay Dr. Carson a base salary in equal semi-monthly installments less required withholding and other applicable taxes. Dr. Carson’s salary shall be set at $6,667 per month during the three-month period from June 1, 2016 through August 31, 2016, and thereafter at $10,000 per month during the nine-month period from September 1, 2016 through May 31, 2017. Until such time as Magellan is properly funded, Magellan may defer and accrue salary owed.  If not properly funded before the end of the Term, Magellan may at its option issue Magellan shares as settlement of the accrued salary liability. A total of $30,001 and $2,796 of salary and associated payroll tax obligations pursuant to the agreement, respectively, had been accrued on this obligation and is included in accrued liabilities on the accompanying consolidated balance sheet at September 30, 2016.

Dr. Carson shall have the right to voluntarily terminate his employment with Magellan during the term. To effect such voluntary termination, Dr. Carson shall provide Magellan at least 60 days advanced written notice of such termination. Upon termination, Dr. Carson shall be paid his base salary through the date of termination, including any amount that may have been deferred and accrued.

The agreement supersedes the previous agreement of June 1, 2015, in which the Company appointed Dr. Carson to the positions of President, Chief Executive Officer and a Director of G+W. In connection with his appointment, the Company assigned to Dr. Carson restricted shares of G+W common stock representing 15% of the total issued and outstanding shares of G+W in return for one year of his services. The Company determined the value of the transaction at $50,000, which was recorded as deferred compensation to be amortized monthly over the initial one-year term of the employment agreement. As of September 30, 2016 the entire deferred compensation had been fully amortized. For the nine months ended September 30, 2016 compensation expense resulting from this transaction totaling $20,833 is included in general and administrative expenses in the accompanying consolidated statement of operations. No compensation expense associated with this transaction was recorded for the three months ended September 30, 2016. For the three and nine months ended September 30, 2015 we recognized $12,500 and $16,667, respectively, of compensation expense resulting from this transaction.

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

Management fees to Mr. Power totaling $7,500 and $22,500 for each of the three and nine months ended September 30, 2016 and 2015, respectively, are included in general and administrative expenses in our consolidated statement of operations. At both September 30, 2016 and December 31, 2015, $2,500 of these fees had not been paid and are included in Accrued liabilities on the accompanying consolidated balance sheet.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	September 30, 2016	December 31, 2015
Accrued interest payable - Mr. Power	$ 2,484	$ 1,775
Accrued interest payable - Mr. Gibbs	143,751	102,211
	$ 146,235	$ 103,986

During the nine months ended September 30, 2016, we paid a total of $2,500 to Mr. Power representing unpaid accrued interest on notes payable.  During the year ended December 31, 2015, we paid a total of $7,250 to Mr. Power representing unpaid accrued interest on notes payable. No amounts have been paid to Mr. Gibbs in either 2016 or 2015 for outstanding accrued interest on the line of credit.

Advances Payable – Related Party

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

Nine Months Ended September 30, 2016
	Advances	Repayments
Mr. Power	$ 12,650	$ 12,650

Nine Months Ended September 30, 2015
	Advances	Repayments
Mr. Power	$ 5,350	$ 8,200

At both September 30, 2016 and December 31, 2015, no short-term advances from related parties were outstanding.

The Company also utilizes a credit card owned by Mr. Power to pay travel and other obligations when the availability of cash is limited or the timing of the payments is considered critical. No amounts were outstanding on this credit card at either September 30, 2016 or December 31, 2015.

Note 11 – Letter of Intent with Rio Silver, Inc.

On June 30, 2016 the Company signed a non-binding Letter of Intent (“LOI”) with Rio Silver Inc., pursuant to which Magellan is granted the option to earn an undivided 50% interest in the Niñobamba Silver-Gold Property, located 330 kilometers southeast of Lima in the Department of Ayacucho, Peru.

As a condition of the LOI, the Company paid a refundable $12,000 deposit. This payment was recorded as a deposit and included on the accompanying consolidated balance sheet at September 30, 2016. On October 24, 2016 the Company signed the Mining Option Agreement (“Agreement”) as discussed in Note 12. The Agreement provides that the deposit shall be applied to obligations under the Agreement.

In addition to the deposit, the Company is obliged to subscribe to two private placement unit financings in Rio Silver, each for aggregate proceeds of Cdn$75,000. The Company completed the first unit private placement on August 23, 2016. The first placement unit included one share of Rio Silver common stock and one warrant to purchase one share of Rio Silver common stock for Cdn$0.05. The cost of the units totaled USD $59,753 and was recorded as an investment in Rio Silver equity securities and included on the accompanying consolidated balance sheet at September 30, 2016.

Note 12 – Subsequent Events

Mining Option Agreement: On October 24, 2016, the Company entered into a Mining Option Agreement (“Agreement”) between and among Rio Silver Inc., a Canadian company, Minera Rio Plata S.A.C., a Peruvian company and subsidiary of Rio Silver, and Magellan Gold Peru S.A.C., a Peruvian company and wholly owned subsidiary of the Company pursuant to which Rio Silver through Minera, shall grant to the Company the sole and exclusive option to acquire an undivided 50% interest in and to property located in central Peru.

Under the terms of the Agreement, the Company has the right to earn an undivided 50% interest in the Niñobamba Silver/Gold Project in central Peru. To earn its 50% interest, the Company must spend $2.0 million in exploration over three years. The Niñobamba project is comprised of four concessions that total 31 square kilometers (7,660 acres).

In connection with the Rio Silver transaction, the Company is obliged to subscribe to two private placement unit financings in Rio Silver, each for aggregate proceeds of Cdn$75,000. The Company completed the first unit private placement on August 23, 2016, and the second unit private placement is required  to close within the next ninety days after the signing of the definitve agreement which occurred on Oct 24, 2016.

Investor Awareness and Mangagement Services Agreement: On October 24, 2016, the Company entered into an Investor Awareness Services and Management Agreement with Mining Clip, LLC and Ariston Capital Corp. dated October 15, 2016, to provide additional investor relations services. The Mining Clip Agreement terminates on January 15, 2017 and will renew for additional periods of three months each unless terminated by either party.  In addition to a monthly cash retainer, the Company will issue an aggregate of 62,500 shares of common stock every 90 days until the Mining Clip Agreement is terminated.

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

On September 30, 2014, we formed and organized a new wholly-owned subsidiary, Gulf + Western Industries, Inc., a Nevada corporation (“Gulf+Western” or “G+W”), to own our Silver District mining interests.  On October 1, 2014 we completed the transfer of those assets from Magellan to G+W.  At the time of the transfer, Magellan owned all the outstanding common stock of G+W. Effective December 31, 2014, Magellan pledged all its ownership interest in G+W to Mr. John D. Gibbs, a significant shareholder in the Company, as security for outstanding amounts under a line of credit agreement between Magellan and Mr. Gibbs.  As of September  30, 2016, the total amount owed under the credit agreement was $1,076,251, which includes $932,500 of principal and $143,751 of accrued interest.

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

On October 24, 2016, the Company entered into a Mining Option Agreement (“Agreement”) between and among Rio Silver Inc., a Canadian company (“Rio Silver”), Minera Rio Plata S.A.C., a Peruvian company and subsidiary of Rio Silver (“Minera”), and Magellan Gold Peru S.A.C., a Peruvian company and wholly owned subsidiary of the Company (“Magellan Peru”) pursuant to which Rio Silver through Minera, shall grant to the Company the sole and exclusive option to acquire an undivided 50% interest in and to property located in central Peru. Under the terms of the Agreement, the Company has the right to earn an undivided 50% interest in the Niñobamba Silver/Gold Project in central Peru. To earn its 50% interest, the Company must spend $2.0 million in exploration over three years. The Niñobamba project is comprised of four concessions that total 31 square kilometers (7,660 acres).

Our primary focus during the next twelve months, and depending on available resources, will be to further explore our mineral properties.

Results of Operations

Results of Operations for the three months Ended September 30, 2016 and 2015

	Three Months Ended September 30,
	2016	2015

Operating expenses:
Exploration costs	$ 15,056	$ 13,337
General and administrative expenses	91,309	60,967
Total operating expenses	106,365	74,304

Operating loss	(106,365)	(74,304)

Other income (expense):
Interest expense	(15,684)	(14,498)
Loss on change in derivative liability	70,680	(8,270)
Net loss	$ (51,369)	$ (97,072)

Operating expenses

During the three months ended September 30, 2016, our total operating expenses were $106,365 as compared to $74,304 during the three months ended September 30, 2015.

During the three months ended September 30, 2016 we incurred $15,056 of exploration costs as compared to $13,337 in 2015. Exploration costs for the three months ended September 30, 2016 are comprised of $11,000 of  royalty and lease payments associated with out Silver District claims, and approximately $4,000 of professional geologic expenses, also associated with our Silver District claims. Exploration costs for the three months ended September 30, 2015 are comprised of $13,000 of advance royalty payments associated with our Silver District claims and $337 of professional geologic expenses.

General and administrative expenses for the three months ended September 30, 2016 totaling $91,309 were comprised professional fees including accounting and audit fees of $11,011, legal fees totaling $4,970, management fees to Mr. Power totaling $7,500, other professional fees including investor relations and website fees of $14,000, and other expenses totaling $28,319 mainly comprised of travel expenses, rent, licenses and BLM claim renewal fees for the Silver District of $17,050 and other administrative related expenses.

In additon, on June 1, 2016 we executed an employment agreement with Dr. Carson in which Dr. Carson assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The term of the agreement covers the period from June 1, 2016 to May 31, 2017. During the term of the agreement, Dr. Carson will be paid a base salary in equal semi-monthly installments. Dr. Carson’s salary is set at $6,667 per month during the three-month period from June 1, 2016 through August 31, 2016, and thereafter at $10,000 per month during the nine-month period from September 1, 2016 through May 31, 2017. A total of $25,509 representing Dr. Carson’s base salary and applicable payroll taxes was expensed and is included in general and administrative expenses for the three months ended September 30, 2016.

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

In addition, in June 2015, we transferred 15% of our ownership interest in G+W to Dr. Pierce Carson in exchange for one year of service as President, Chief Executive Officer and Director of G+W.  The transaction was valued at $50,000 representing deferred compensation for the one-year period June 2015, through May 2016.  General and administrative expenses for the three months ended September 30, 2015 includes $12,500 of compensation expense representing the amortization of deferred compensation for the three months ended September 30, 2015.

Interest expense for the three months ended September 30, 2016 and 2015 totaled $15,684 and $14,498, respectively, and is primarily attributable to our related party line of credit, which accrues interest at the rate of 6.0% per year, and our related party notes payable which accrue interest at a weighted average interest rate of 6.38%.

In addition, in October 2014 we converted certain amounts payable to a legal services provider into a Convertible Note Payable.  Interest accrues quarterly on the outstanding principal and interest balances of the Note at 6% per annum.

The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price.  Accordingly, the conversion features of the Note are considered a discount to the Note.  The Note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes, we recognize a gain or loss due to a decrease or increase, respectively, in the fair value of the derivative liability.  As a result of this evaluation, for the three months ended September 30, 2016 we recorded a gain on the change in the derivative liability of $70,680, as compared to a loss on the change in the derivative liability of $8,270 for the three months ended September 30, 2015.

We estimated the fair value of the derivative at September 30, 2016 and December 31, 2015 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.

The following table summarizes the assumptions used to value the derivative liability at September 30, 2016:

Fair value assumptions – derivative:	September 30, 2016
Risk free interest rate	0.59%
Expected term (years)	1.0
Expected volatility	134%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative liability at December 31, 2015:

Fair value assumptions – derivative:	December 31, 2015
Risk free interest rate	0.65%
Expected term (years)	1.0
Expected volatility	155%
Expected dividends	0%

Results of Operations for the nine months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,
	2016	2015

Operating expenses:
Exploration costs	$ 34,220	$ 17,496
General and administrative expenses	231,983	133,736
Total operating expenses	266,203	151,232

Operating loss	(266,203)	(151,232)

Other income (expense):
Interest expense	(46,387)	(40,995)
Loss on change in derivative liability	(75,854)	(16,890)
Net loss	$ (388,444)	$ (209,117)

Operating expenses

During the nine months ended September 30, 2016, our total operating expenses were $266,203 as compared to $151,232 during the nine months ended September 30, 2015.

During the nine months ended September 30, 2016 we incurred $34,220 of exploration costs as compared to $17,496 in 2015.  Exploration costs for the nine months ended September 30, 2016 are primarily comprised of $11,860 of  royalty and lease payments and legal title work associated with our Silver District claims, as well as $22,360 of geologic related expenses including a contracted ground magnetic survey, laboratory soil analysis and geologist consulting fees associated with our Silver District project.  Exploration costs for the nine months ended September 30, 2015 are primarily comprised of $13,000 of advance royalty payments associated with our Silver District claims, and geologist fees associated with oversight of our holdings and review of potential opportunities.

General and administrative expenses for the nine months ended September 30, 2016 totaling $231,983 were comprised professional fees including accounting and audit fees of $38,637, legal fees totaling $20,388, management fees to Mr. Power totaling $22,500, executive compensation expense of $53,630, other professional fees including investor relations and website fees of $55,507, and other expenses totaling $41,321 mainly comprised of travel expenses, rent, licenses, BLM renewal fees, and other administrative related expenses.

On June 1, 2015, we transferred 15% of our ownership interest in G+W to Dr. Pierce Carson in exchange for one year of service as President, Chief Executive Officer and Director of G+W.  The transaction was valued at $50,000 representing deferred compensation for the one-year period June 2015, through May 2016.  Executive compensation expenses for the nine months ended September 30, 2016 includes $20,833 of compensation expense representing the amortization of the deferred compensation.

On June 1, 2016 we executed an employment agreement with Dr. Pierce Carson in which Dr. Carson assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The term of the agreement covers the period from June 1, 2016 to May 31, 2017. During the term of the agreement, Dr. Carson will be paid a base salary in equal semi-monthly installments. Dr. Carson’s salary is set at $6,667 per month during the three-month period from June 1, 2016 through August 31, 2016, and thereafter at $10,000 per month during the nine-month period from September 1, 2016 through May 31, 2017. A total of $32,797 representing Dr. Carson’s base salary and applicable payroll taxes was expensed and is included in general and administrative expenses for the nine months ended September 30, 2016.

General and administrative expenses for the nine months ended September 30, 2015 totaling $133,736 were comprised professional fees including accounting and audit fees of $34,143, legal fees totaling $22,148, management fees to Mr. Power totaling $22,500, other professional fees of $5,998, and other expenses totaling $32,280 mainly comprised of travel expenses, claim renewal and other fees paid to the BLM ($17,050 Silver District and $2,170 Sacramento Project), licenses and other administrative related expenses. In addition, it includes executive compensation expense of $16,667 representing the amortization of the deferred compensation as discussed above.

Interest expense for the nine months ended September 30, 2016 and 2015 totaled $46,387 and $40,995, respectively, and is primarily attributable to our related party line of credit, which accrues interest at the rate of 6.0% per year, and our related party notes payable which accrue interest at a weighted average interest rate of 6.38%.

In addition, in October 2014 we converted certain amounts payable to a legal services provider into a Convertible Note Payable. Interest accrues quarterly on the outstanding principal and interest balances of the Note at 6% per annum.

The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price. Accordingly, the conversion features of the Note are considered a discount to the Note.  The Note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes, we recognize a gain or loss due to a decrease or increase, respectively, in the fair value of the derivative liability. As a result of this evaluation, for the nine months ended September 30, 2016 and 2015, we recorded a loss on the change in the derivative liability of $75,854 and $16,890, respectively.

We estimated the fair value of the derivative at September 30, 2016 and December 31, 2015 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.

The following table summarizes the assumptions used to value the derivative liability at September 30, 2016:

Fair value assumptions – derivative:	September 30, 2016
Risk free interest rate	0.59%
Expected term (years)	1.0
Expected volatility	134%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative liability at December 31, 2015:

Fair value assumptions – derivative:	December31, 2015
Risk free interest rate	0.65%
Expected term (years)	1.0
Expected volatility	155%
Expected dividends	0%

Liquidity and Capital Resources:

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At September 30, 2016, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $1,750,200. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

We intend to meet our cash requirements for the next 12 months primarily through the utilization of our line of credit, as well as the private placement of debt or equity instruments.

We maintain a line of credit arrangement with John D. Gibbs, a significant investor, to facilitate timely cash flows for the Company’s operations. This agreement was initiated in 2012 and has been amended at various times since its inception to increase the amount available under the credit line. In 2014, we amended the agreement to include a pledge of all our equity interests in G+W, which owns the Silver District properties, as security for all amounts outstanding under the credit agreement. As of September 30, 2016 the credit line had a borrowing limit of $1,000,000 and accrues interest at 6% per annum.  At September 30, 2016 a total of $932,500 was outstanding under this line of credit.  In addition, a total of $143,751 of interest has been accrued on this obligation.

In June 2016, we closed a private placement of our securities in which we sold 4,875,000 units consisting of common stock and warrants. We realized net proceeds totaling $194,325. The funds received were generally used for general working capital as well as to fund our efforts to expand our portfolio of exploration opportunities.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$ (199,417)	$ (127,244)
Net cash used in investing activities	(71,753)	-
Net cash provided by financing activities	274,325	127,150

Net increase (decrease) in cash and cash equivalents	3,155	(94)
Cash and cash equivalents beginning of period	867	94
Cash and cash equivalents end of period	$ 4,022	$ 0

At September 30, 2016, we had $4,022 in cash and a $1,371,618 working capital deficit. This compares to cash of $867 and a working capital deficit of $1,193,037 at December 31, 2015.

Net cash used in operating activities during the nine months ended September 30, 2016 was $199,417 and was mainly comprised of our $388,444 net loss during the period, adjusted by a non-cash charge of $20,833 representing the amortization of deferred compensation, and the loss on an increase in our derivative liability of $75,854. In addition, it reflects a cash adjusted increase in prepaid expenses and other assets totaling $733, as well as increases in accounts payable and accrued expenses totaling $49,186, and increases in accrued interest totaling $43,887 representing accrued interest on our related party line of credit and related party and other notes payable.

Net cash used in operating activities during the nine months ended September 30, 2015 was $127,244 and was mainly comprised of our $209,117 net loss during the period, which was partially offset with the change in our derivative liability and the amortization of deferred compensation. We also had an increase in prepaid expenses of $4,109 as well as increases in accounts payable and accrued expenses totaling $18,680, and increases in accrued interest totaling $33,745 representing accrued interest on our related party line of credit and notes payable.

On June 30, 2016 the Company signed a non-binding Letter of Intent (“LOI”) with Rio Silver Inc., pursuant to which Magellan is granted the option to earn an undivided 50% interest in the Niñobamba Silver-Gold Property, located in Peru. The parties intend to replace the LOI with a definitive agreement containing industry standard terms following a 45-day due diligence period. As part of the agreement, the Company paid a refundable $12,000 deposit. This payment was recorded as a deposit and represents an investment activity during the nine months ended September 30, 2016.

In addition to the deposit, the Company is obliged to subscribe to two private placement unit financings in Rio Silver, each for aggregate proceeds of Cdn$75,000. The Company completed the first unit private placement on August 23, 2016. The first placement unit includes one share of Rio Silver common stock and one warrant to purchase one share of Rio Silver common stock for Cdn$0.05. The cost of the units totaled USD $59,753 and was recorded as an investment in Rio Silver equity securities.

We engaged in no investing activities during the nine months ended September 30, 2015.

During the nine months ended September 30, 2016, net cash provided by financing activities was $274,325, and included $45,000 of additional borrowings under our credit agreement with Mr. Gibbs, as well as $35,000 cash received from Mr. Power represented by a 6% note payable due December 31 2016.  In addition, we received $12,650 in advances from Mr. Power, all of which were repaid during the period.

Also, in June 2016, we completed a private placement of equity securities in which we sold 4,875,000 units priced at $0.04 per unit. Each unit was comprised of one share of common stock, one Class A warrant and one Class B warrant. Each Class A warrant entitles the holder to purchase one share of common stock at a price of $0.07 per share in cash, and expire December 30, 2016. Each Class B warrant entitles the holder to purchase one share of common stock at a price of $0.10 per share, exercisable in either cash or pursuant to a cashless exercise. The sale was concluded on June 30, 2016 and resulted in net proceeds of $194,325, which were net of $675 of direct offering costs.

During the nine months ended September 30, 2015, net cash provided by financing activities was $127,150, which primarily reflects additional borrowings totaling $130,000 under our credit agreement with Mr. Gibbs.  In addition, we received $5,350 and subsequently repaid $8,200 in outstanding advances made by Mr. Power.

Other non-cash transaction: On September 1, 2016 the Company executed an Investor Relations Engagement Agreement (“Agreement”) with Intuitive Pty Ltd (“Intuitive”), an investor relations firm located in Australia. The Agreement provides for Intuitive to undertake an investor relations and communications program that will focus on potential investors outside the United States. The term of the Agreement runs for two years beginning on September 1, 2016. As consideration for the services, the Company issued 500,000 shares of its common stock. The transaction was valued at $65,000 based on the $0.13 per share closing price of the Company’s common stock on September 1, 2016. The transaction is being amortized monthly over the life of the Agreement. For both the three and nine months ended September 30, 2016 a total of $2,708 was charged to general and administrative expenses. The balance of the contract is included in prepaid expenses on the accompanying balance sheet at September 30, 2016.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of September 30, 2016. No impairment loss was recognized during either the nine months ended September 30, 2016 and 2015.

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

Dated: November 15, 2016.

MAGELLAN GOLD CORPORATION

By:  /s/ W. Pierce Carson

       W. Pierce Carson

       President, Chief Executive Officer

       (Principal Executive Officer),

By:  /s/ John C. Power

       John C. Power

       Chief Financial Officer

       (Principal Accounting Officer)