Form 10-K
period 2016-12-31
MAGELLAN GOLD Corp
filed 2017-04-06
CIK 1515317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 333-174287

             MAGELLAN GOLD CORPORATION
(Name of Registrant in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	273566922 I.R.S. Employer Identification Number

2010A Harbison Drive # 312, Vacaville, CA  95687
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:   (707) 884-3766

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

The aggregate market value of the 12,200,273 shares of voting and non-voting common equity held by non-affiliates of the Company calculated by taking the last sales price of the Company's common stock of $0.25 on June 30, 2016 was $3,050,068.25

The number of shares outstanding of the registrant’s common stock, as of March 29, 2017 is 65,630,548.

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

In October 2012 Magellan staked fifty (50) unpatented lode mining claims known as the “Sacramento Mountains Project” totaling approximately 1,000 acres on Federal (BLM) land.    In 2015, we renewed 14 of these claims and let the balance of the claims lapse.  The Project was located in the northwest corner of the Sacramento Mountains approximately 10 miles WNW of Needles, California. On February 12, 2016, the White House announced President Obama had designated three national monuments in southern California covering 1.8 million acres of federal lands.  Our Sacramento claims are within borders of one of these new monuments.  We determined this new designation would have an adverse effect on our ability to explore or develop mineral deposits on our Sacramento Mountains Project and as a result allowed the claims to lapse, thereby terminating the project.

Reverse Triangular Merger with Gulf + Western Industries, Inc.

In June 2015, we assigned shares of Gulf + Western representing 15% of the total outstanding shares of Gulf + Western to W. Pierce Carson, as consideration of his agreeing to serve as President of Gulf + Western. In July 2016, we completed a reverse triangular merger pursuant to which a newly formed merger subsidiary was merged into Gulf + Western, and the 15% equity interest in Gulf + Western owned by Mr. Carson was converted into 8,623,957 shares of Magellan common stock.  As a result of the merger, Gulf + Western became a wholly-owned subsidiary of Magellan.

Rio Silver, Inc. Option Agreement

On October 24, 2016, Magellan Gold Corporation (the “Company”) entered into a Mining Option Agreement (the “Option Agreement”) between and among Rio Silver Inc., a Canadian company (“Rio Silver”), Minera Rio Plata S.A.C., a Peruvian company and subsidiary of Rio Silver (“Minera”), and Magellan Gold Peru S.A.C., a Peruvian company and wholly owned subsidiary of the Company (“Magellan Peru”) pursuant to which Rio Silver through Minera, shall grant to the Company the sole and exclusive option to acquire an undivided 50% interest in and to property located in Peru.

Under the terms of the Agreement, the Company Magellan has the right to earn an undivided 50% interest in the Niñobamba Silver/Gold Project in central Peru. To earn its 50% interest, Magellan must spend $2.0 million in exploration over three years. The Niñobamba project is comprised of four concessions that total 31 square kilometers (7,660 acres). As announced September 12, 2016, three of the concessions were recently acquired from a Peruvian company owned jointly by Newmont Mining Corporation and Southern Peru Copper Corporation. In January 2017, the exploration venture lodged an application for a new 553-hectare concession, bringing its consolidated land package to 36.5 square kilometers (9,027 acres). Title to the new concession is expected to be granted by the Peruvian Ministry during the first half of 2017.

In connection with the Rio Silver transaction, Magellan is obliged to subscribe to two private placement unit financings in Rio Silver, each for aggregate proceeds of Cdn$75,000. The Company completed the first unit private placement on August 23, 2016. In January 2017 the second unit private placement was completed.

Our primary focus during the next twelve months will be to further explore, and, if warranted and feasible, conduct exploration drilling to further develop the Niñobamba Silver/Gold Project in central Peru and our Silver District Project, subject to available funding.

We have only had limited operations to date and rely upon the sale of our securities and borrowings from significant investors to fund our operations, as we have not generated any revenue.

Our principal executive offices are located at 2010A Harbison Drive # 312, Vacaville, CA  95687.  Our telephone number is (707) 884-3766, and our Internet website is www.magellangoldcorp.com.

Conflicts of Interests

Athena Silver Corporation is a company under common control. Mr. Power is our CFO and director and is also a director and CEO of Athena. Mr. Power and Mr. Gibbs are significant investors in both Magellan and Athena.

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

No Proven or Probable Mineral Reserves/Exploration Stage Company

We are considered an exploration stage company under SEC criteria since we have not demonstrated the existence of proven or probable mineral reserves at any of our properties. In Industry Guide 7, the SEC defines a “reserve” as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven or probable mineral reserves are those reserves for which (a) quantity is computed and (b) the sites for inspection, sampling, and measurement are spaced so closely that the geologic character is defined and size, shape and depth of mineral content can be established (proven) or the sites are farther apart or are otherwise less adequately spaced but high enough to assume continuity between observation points (probable). Mineral Reserves cannot be considered proven or probable unless and until they are supported by a feasibility study, indicating that the mineral reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable.

We have not completed a feasibility study with regard to all or a portion of any of our properties to date. Any mineralized material discovered or extracted by us should not be considered proven or probable mineral reserves. As of December 31, 2016, none of our mineralized material met the definition of proven or probable mineral reserves. We expect to remain an exploration stage company for the foreseeable future, even though we were extracting and processing mineralized material. We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable mineral reserves that meet the guidelines under SEC Industry Guide 7.

Our Properties

Our primary focus during the next twelve months, and depending on available resources, will be to acquire, explore, and if warranted and feasible, permit and develop our mineral properties.

We have two material mineral properties, namely the Silver District Project in southwest Arizona and the Niñobamba Silver-Gold Project in south-central Peru. We currently intend to engage in exploration activities on these properties and, if commercially recoverable deposits are found, mineral development activities.  To date, we have only begun preliminary exploration work.

The following map illustrates the location of our Silver District Project in the State of Arizona:

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

During February 2014 and January 2013, we paid the final two payments of $80,000 and $30,000, respectively, towards the purchase of the James Blaine-patented claim purchase obligation entered into between Columbus and a third party.  We also paid all of the costs to maintain all of the claims and leases in 2013, 2014, 2015 and 2016.

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

2016 Exploration Program

During 2016 we conducted exploration in the vicinity of the Red Cloud Mine, one of two mines in the district that produced significant quantities of silver-lead ores during the ten-year period 1883-1893. Mineralization in the Red Cloud area is controlled by veins localized along fault structures. The vein targets, which in most places are poorly exposed, occur along a prospective fault zone passing through the Red Cloud Mine.  The zone and its possible continuation extends 1,000 meters to the north-northwest of the mine, and to the south-southeast continues for over 800 meters towards the Papago Prospect, where drilling in 2014 returned significant results.

Our exploration program in 2016 consisted of a ground magnetic survey and a geochemical orientation survey. The work had several objectives, including gaining a better understanding of the geology and in particular the locations of major fault structures, testing the usefulness of geochemical techniques for locating buried mineralization, and delineating drill targets.

Zonge International performed a GPS-based 2 kilometer x 1 kilometer ground magnetic survey during May 2016. Ground magnetic/GPS data were acquired on 20 lines oriented N70 degrees East and spaced approximately 100 meters apart, for a total distance of 18 line-kilometers of data acquisition.  Total-field magnetic measurements and GPS positions were acquired at 1-second intervals, which corresponds to a down-line station spacing of about 1 meter.

N
200 meters
Metamorphic
Younger Volcanics
Granite
State
Danby
RC-14-1
Red Cloud
Ag Bell
Older Volcanics
McNeal fault
Red Cloud fault
RC-Fraction
Granite
PA-14-1
Papago
PA-14-2
Pacific
Total Magnetic Intensity
nT
Older Volcanics
Meta-morphic
Younger Volcanics
Granite
Historic mine working
Exploration target zone
Silver mineralization
Fault trace suggested by magnetics
Fault trace from geologic mapping
Magellan drilling
Pre-Magellan drilling
Drill Hole Silver Intercept
Ag (oz/ton) x feet
> 100
25 - 100
nil - 25

Red Cloud Magnetic Survey Interpretation, Showing Rock Domains, Fault Structures, Mines and Prospects and Exploration Target Zones

The magnetic results suggest there are  four main magnetic domains  in the survey area:  1) relatively low susceptibility metamorphic and granitic basement rocks that occupy the western edge and southeast corner of the survey; 2) higher susceptibility volcanic rocks that bound the Red Cloud  in the central eastern part of the survey; 3) low to very low susceptibility volcanic rocks in the northeast corner of the survey that are essentially “non-magnetic or transparent” and reflect the rocks beneath them (probably older volcanic rocks); 4) high to very high susceptibility rocks in the extreme northwest corner of the survey and possibly in the extreme northeast corner.

Structurally, the Red Cloud Fault and probable extensions is evident for about 800 or more meters both north-northwest and south-southeast of the Red Cloud Mine. To the south-southeast it apparently extends toward Papago and the Pacific Patent. It may be cut off or offset on the north end by a significant east-west fault that also separates the two volcanic units. To the south, the andesitic volcanic rocks (and possibly the southern end of the Red Cloud Fault) are cut off by a northeast trending late fault that is obscured by valley fill sediments. Some northwest and west-northwest textures and breaks within the volcanic units are also highlighted. Structural complexity is evident around the Papago drilling area. Late post-mineral faults that juxtapose rocks of high susceptibility with those of low susceptibility are defined clearly, even at 100-meter line spacing.

In summary, the magnetic survey has helped to define major lithologic domains. It also has been especially useful in showing the location of major faults, some of which served as conduits for mineralization and some of which are post-mineral. Several locations along the major Red Cloud fault where poorly exposed constitute prospective exploration targets.

In May 2016, we performed a geochemical orientation survey over the Red Cloud ore body in an attempt to detect known deep mineralization through overlying barren volcanic rocks. If successful, this technique could be useful in identifying additional ore bodies beneath post-mineral cover. In the Silver District, all the known ore bodies crop out at surface. Exploration for extensions of known ore bodies and potentially blind ore bodies must rely on indirect methods such as geochemistry or geophysics.

Twenty-three soil samples were collected at 15-meter intervals along two parallel lines approximately 100 meters apart in the hanging wall of the Red Cloud Vein. The samples were prepared for analysis by MEG, Inc. of Reno, Nevada. A split of all 23 samples were analyzed for mercury (Hg) by MEG using their proprietary GAS’m method.  A second split of all 23 samples was submitted to ALS in Reno for Ionic Leach analysis for a 60-element suite of metals including silver, lead, zinc, molybdenum, gold and mercury, which are the primary and main secondary metals found in Red Cloud ore. Both of these methods measure metal ions that are loosely attached to the surfaces of clay minerals in the soil, having been mobilized from a deep mineralized source, traveled upward through barren overlying rock and been re-deposited on the clay minerals.

The orientation survey produced encouraging results. Samples collected from directly above the known, dipping ore body contain levels of silver, lead, molybdenum, zinc, mercury and gold that are ten to one hundred times background. Mercury analyses from the GAS’m survey agreed with mercury analyses from the Ionic Leach method. Those samples collected closest to the outcropping vein had the highest values, diminishing with distance by a factor of 10 as the dipping vein passed below the water table at a vertical depth of almost 400 feet. The mobilization process for the metals is only effective above the water table in oxidizing conditions, so this fall-off in values was expected.

The orientation survey demonstrates that primary metals from the Red Cloud ore body can be detected through tens to hundreds of feet of barren overlying material as long as the mineralized source is above the water table. Expanding the sample grid along strike to the north and south is warranted to search for extensions of the Red Cloud vein and to explore for other deposits. The ALS Ionic Leach process is the best analytical tool for an expanded survey, as it adequately detects the principal metals (including mercury) from the known ore bodies.

Based on the encouraging results obtained from the orientation survey, in January-February 2017 we conducted a program of additional soil sampling and submitted approximately 250 samples to ALS for Ionic Leach analysis.

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

Discontinued Mineral Interests

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

On February 12, 2016, the White House announced President Obama had designated three national monuments in southern California covering 1.8 million acres of federal lands.  Our Sacramento claims are within the borders of one of these new monuments.  We determined the designation would adversely affect our ability to explore for or develop mineral deposits on our claims and therefore allowed the claims to lapse, thereby terminating our Sacramento Mountains Project.

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

Past explorers identified a number of outcropping ore bodies (some of which saw production in the late 19th and early 20th centuries) and with shallow drilling defined new and larger deposits to open-pit depths.  These known occurrences are the exposed portions of three long, through-going district wide fault trends.  Potential for the discovery of additional mineralization is excellent at depth below known ore bodies and along the fault trends between known ore bodies. The best method for making new discoveries is by drilling at depth below known ore bodies. Geology, geophysics and geochemistry could prove useful in defining blind targets in non-outcropping areas.  We chose the known mineralization at the historic Red Cloud and Papago mines as our initial exploration targets in the exploration drilling carried out in 2014 and for our exploration program in 2016.

Geological mapping, with rock sampling and assaying, will help guide drilling and geophysical surveying over the next twelve months. Geophysical geochemical test surveys to detect sulfide mineralization below known resources at Red Cloud and Papago, if successful, will be used to delineate drill targets under other historic resources and along the unexplored sections of the major mineralized structures.

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

SACRAMENTO MOUNTAINS PROJECT

Location, Access and Composition

The Sacramento Mountains Project was located in the northwest corner of the Sacramento Mountains, approximately 10 miles west-northwest of Needles, San Bernardino County, California.

Magellan controlled 100% unencumbered interest in fourteen unpatented lode mining claims on federal land, totaling approximately 280 acres. Originally, in 2012 we staked fifty claims but in August 2015 renewed only fourteen core claims with the BLM while allowing the remainder of the claims to lapse.

On February 12, 2016, the White House announced President Obama had designated three national monuments in southern California covering 1.8 million acres of federal lands. Our Sacramento claims are within borders of one of these new monuments.  We determined this new designation would have an adverse effect on our ability to explore or develop minerals on our Sacramento Mountains Project. In 2016, we let our claims lapse, thereby terminating the Sacramento Mountains Project.

NIÑOBAMBA SILVER-GOLD PROJECT

Location and Access

This property is currently without known reserves and our proposed program is exploratory in nature.

The Niñobamba property is located 330 km southeast of Lima in the Department of Ayacucho, south-central Peru. Access is via air to Ayacucho, a city of approximately 200,000 inhabitants, and then a 1.5-

hour drive on paved roads to the property. Alternatively, the property can be reached via an eight-hour drive from Lima on paved national highways. A national highway passes close to the northern boundary of the property. From the highway, unimproved roads provide access to the property. Terrain is typical of the high plateaus of Peru, with sparse vegetation and a moderate climate. The property’s main land use is for pastoral purposes and the population is small.

546,000 mE
552,000 mE
8,526,000 mN
8,520,000 mN
N
Asphalted National Highway
Legend
Area of Trenching (Rio Silver)
Gold Contour, Anomaly in Rock Sample
Silver Contour, Anomaly in Rock Sample
Historical Drill Hole Collar (Anglo Gold, Bear Creek)
Historical Drill Hole Collar (Newmont)
Chanca 908
Dorita Primera
Plata 600
North Zone
South Zone
Chanca 910
Chanca 909
Land Position
Rio Silver Niñobamba Property
*Grid is PSAD56 UTM18S.
**Scale as shown.
MAGELLAN
GOLD CORPORATION
OTCQB: MAGE
0 1 2 3 4 6
Scale (kilometres)

Minera Rio Plata SAC

Concession	Code	Area
Dorita Primera	010043307	900
Chanca 908	010033606	1,000
Chanca 909	010033706	1,000
Chanca 910	010033806	200
Plata 600 (application)	010111417	557
Total (ha):		**3,100**

The land package includes a large, contiguous property comprising five concessions totaling 36.5 square kilometers (9,027 acres). The Dorita Primera Concession has been controlled by Rio Silver for many years. In September 2016 three additional concessions (Chanca 908, 909, 910) were acquired from a Peruvian company owned jointly 60:40 by Newmont Mining Corporation and Southern Peru Copper Corporation. Consideration for transfer of the concessions included a small cash payment and a 2.0% NSR royalty. In January 2017 application was made for an additional concession (Plata 600), title for which is pending from the Peruvian Ministry.

History

Early mining in the area is known since colonial times, as early as the 16th century. In more recent times, significant historical exploration work has been conducted on the Niñobamba concessions over many years by Rio Silver and several major companies, including AngloGold, Bear Creek Mining, Newmont Gold and Southern Peru Copper Corp, This historical work provides the project with an an extensive database comprising geological, geochemical, geophysical and drilling data, as well as numerous gold, silver and combined silver-gold targets in an historic silver mining district with positive infrastructure in mining-friendly Peru.

Power and Water

There are no mine developments or equipment on the property. Power is available nearby but would have to be upgraded for commercial use. Water is available locally but would need to be developed in larger quantities to support any proposed mining operation.

Geology

The principal magmatic focus of the Niñobamba concessions and the surrounding mineral district is the Nevado Portugueza volcanic center, a Pliocene central volcano-collapse caldera complex with associated silver mineralization. Mineralized zones in the district have been dated at 1.94 Ma.

The host rock sequences of epithermal silver-gold mineralization at Niñobamba consists of different lithologies including volcanoclastic sedimentary sequences, and andesitic and dacitic lavas. Alteration and mineralization commonly appears to be related to northeast-trending, subvertical, long extending structures. Volcanic stratigraphy indicates that mineralization is younger than and possibly related to the same magmatic event that produced the late stage emplacement of dacitic dikes. No unequivocal evidence for post-mineralization volcanic activity has been found.

EXPLORATION PLANS

The geologic environment is prospective for high sulfidation, epithermal precious metal deposits, and for high grade vein deposits.  We plan to focus first on the areas trenched earlier by Rio Silver. Two subparallel zones of silver-gold and silver mineralization; the “Niñobamba North Zone” and the “Niñobamba South Zone,” exhibit good continuity, substantial widths at surface and strike extents of 400+ meters as shown by the results of 17 trenches completed in 2012. Mineralization demonstrates the potential for an outcropping, bulk-tonnage, and disseminated-silver-gold deposit. Surface trenches were cut perpendicular to the mineralized zones. Highlights of the trench assay results from the Niñobamba North Zone include;  56 meters of 1.03 g/t Au and 98.9 g/t silver in trench TR-01; 21 meters of 121 g/t Ag in trench TR-04; and 108 meters of 62.4 g/t Ag in trench TR-05. Highlights of the trench assay results from the Niñobamba South Zone include:  42 meters of 131 g/t Ag in trench TR-02; 29 meters of 119.3 g/t Ag in TR-03; and 23 meters of 92.1 g/t Ag in TR-11. All trench samples were rock-saw cut channel samples.

As part of the Option Agreement, Magellan committed to conduct a 700-meter diamond drilling program in 2017 to further test the Niñobamba North and South Zones. The goal of the drilling program will be to progressively outline a silver-gold resource in these target areas.

With the recent property additions, there are potential strike extensions to the southwest of the Niñobamba North and South Zones. Additionally, there are numerous untested or only partially tested new targets to the west on the newly added concessions that previously were the focus of gold and copper exploration programs by Newmont Gold and Southern Peru Copper Corp. We have initiated a compilation of the extensive database now available. The extent and timing of further exploration in 2017 will be determined once all compiled materials have been reviewed. To help guide exploration, the parties have formed a technical committee comprising representatives from both Magellan and Rio Silver.

Magellan has established its Peruvian subsidiary, and as Operator of the program, will rely upon the 20+ years of Peruvian exploration experience of the Rio Silver geological team.

OUR EXPLORATION PROCESS

Our exploration program is designed to acquire, explore and evaluate exploration properties in an economically efficient manner. We have not at this time identified or delineated any mineral reserves on any of our properties.

Our current focus is primarily on the exploration of our Silver District (Arizona) and our Niñobamba Silver-Gold Project (Peru). We plan to develop a formal sample collection and analysis process in due course; this process will include appropriate quality assurance and quality control procedures.

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

PLAN OF EXPLORATION

We intend to conduct further exploration on our Silver District (Arizona) and Niñobamba Silver-Gold Project (Peru) during 2017 in the manner previously described. Our 2017 plan of exploration is contingent upon securing additional loans or equity funding. We anticipate exploration expenditures in 2017 could fall in the range $800,000 to $1,000,000.

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

EMPLOYEES AND CONSULTANTS

Effective June 1, 2016, we entered into an Employment Agreement with Dr. Pierce Carson and engaged his services as President and CEO of Magellan for an initial term of one year.  Under the terms of the Employment Agreement, Mr. Carson is entitled to a salary of $6,667 per month for the first three months, and $10,000 per month for the following nine months.  If the Company is unable to pay the salary, the Company has the right to satisfy its obligation with shares of common stock. Through the date of this Report, the Company has not paid any compensation under the Employment Agreement.

Our CFO is a part-time employee, Mr. Power, who devotes approximately 25% of his time and attention to our business.  We have agreed to pay Mr. Power $2,500 per month for his services.

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

Our financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the reports of our auditors issued in connection with our financial statements for the fiscal years ended December 31, 2016 and 2015, contain explanatory paragraphs indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern.

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

Risks Related to our Peruvian Joint Venture

Our operations in Peru are subject to political and social unrest risks.

During the last several years, areas in Peru, including areas surrounding our Peruvian project, have been the target of local political and community protests. We cannot predict whether similar or more significant incidents will occur in the future. The recurrence of significant political or community opposition or protests could continue to adversely affect our exploration and development activities.

The Central Government of Peru continued to support responsible mining as a vehicle for the growth and future development of Peru in 2016. However, we are unable to predict whether the Central government will continue to take similar positions in the future. We are unable to predict the positions that will be taken in the future and whether such positions or changes in law will affect our project. Such changes may include increased labor regulations, environmental and other regulatory requirements, and additional taxes and royalties, as well as future protests, community demands and road blockages. We cannot predict future positions of either the Central or regional government on foreign investment, mining concessions, land tenure or other regulation. Any change in government positions or laws on these issues could adversely affect the assets and operations of our Peruvian project, which could have a material adverse effect on our results of operations and financial position.

In addition, in early 2015, the Peruvian government agency responsible for certain environmental regulations, the Ministry of the Environment (“MINAM”), issued proposed water quality criteria for designated beneficial uses which apply to mining companies. These criteria would modify the in-stream water quality criteria pursuant to which we will be required to design water treatment processes and infrastructure. In 2015, MINAM issued the final regulation that modified the water quality standards and extended the compliance deadline. This law provides 60 days to notify whether the Company is able to comply with the new standards and one year to submit a modification to the previously approved Environmental Impact Assessment. A total of up to four years are allowed for permitting, detailed engineering, and construction of water treatment facilities required for compliance with the new water quality standards. We are currently assessing treatment options in connection with the water quality standards. Those treatment options may result in increased costs. If we are unsuccessful in designing, constructing and implementing effective treatment options in the next four years, it could result in potential fines and penalties relating to potential intermittent non-compliant exceedances. These impacts may adversely impact the future cost, production and financial performance of our operations in Peru.

There are uncertainties  regarding future changes in applicable laws related to exploration, development and mining operations in Peru. The Company is not able to determine the impact of other potential political and country risks on its future financial position, which include

• cancellation or renegotiation of contracts;

• changes in foreign laws or regulations;

• changes in tax laws;

• royalty and tax increases or claims by governmental entities;

• retroactive tax or royalty claims;

• expropriation or nationalization of property;

• inflation of costs that is not compensated by a currency devaluation;

• restrictions on the remittance of dividend and interest payments offshore;

• environmental controls and permitting;

• opposition from local community members or non-governmental organizations;

• civil strife, acts of war, guerrilla activities, insurrection and terrorism, and

• other risks arising out of foreign sovereignty over the areas in which the Companys operations are conducted.

Such risks could potentially arise in any country in which the Company operates. The Company may also evaluate business opportunities in other jurisdictions where such risks may exist. Furthermore, in the event of a dispute arising from such activities, the Company may be subject to the exclusive jurisdiction of courts outside North America or may not be successful in subjecting persons to the jurisdiction of the courts in North America, which could adversely affect the outcome of a dispute.

The Company is subject to extensive government regulations and permit requirements.

Operations, development and exploration on the Company’s properties are affected to varying degrees by political stability and government regulations relating to such matters as environmental protection, health, safety and labour, mining law reform, restrictions on production, price controls, tax increases, maintenance of claims, tenure, and expropriation of property. Failure to comply with applicable laws and regulations may result in fines or administrative penalties or enforcement actions, including orders issued by regulatory or judicial authorities enjoining or curtailing operations or requiring corrective measures, installation of additional equipment or remedial actions, any of which could result in the Company incurring significant expenditures.

The activities of the Company require licenses and permits from various governmental authorities. The Company currently has been granted the requisite licenses and permits to enable it to carry on its existing business and operations. There can be no assurance that the Company will be able to obtain all the necessary licenses and permits which may be required to carry out exploration, development and mining operations for its projects in the future. The Company might find itself in situations where the state of compliance with regulation and permits can be subject to interpretation and challenge from authorities that could carry risk of fines or temporary stoppage.

The Company’s mining concessions may be terminated in certain circumstances.

Under the laws of Peru where the Company’s operations, exploration and development projects and prospects are located, mineral resources belong to the state and governmental concessions are required to explore for, and exploit, mineral reserves. The Company holds mining, exploration and other related concessions in each of the jurisdictions where it is operating and where it is carrying on development projects and prospects. The concessions held by the Company in respect of its operations, exploration and development projects and prospects may be terminated under certain circumstances, including where minimum production levels are not achieved by the Company (or a corresponding penalty is not paid), if certain fees are not paid or if environmental and safety standards are not met. Termination of any of the Company’s concessions could have a material adverse effect on the Company’s business, financial condition or results of operations.

Opposition of the Company’s exploration, development and operational activities may adversely affect the Company’s reputation, its ability to receive mining rights or permits and its current or future activities.

Maintaining a positive relationship with the communities in which the Company operates is critical to continuing successful exploration and development. Community support for operations is a key component of a successful exploration or development project. Various international and national laws, codes, resolutions, conventions, guidelines and other materials relating to corporate social responsibility (including rights with respect to health and safety and the environment) may also require government consultation with communities on a variety of issues affecting local stakeholders, including the approval of mining rights or permits.

The Company may come under pressure in the jurisdictions in which it explores or develops to demonstrate that other stakeholders benefit and will continue to benefit from its commercial activities. Local stakeholders and other groups may oppose the Company’s current and future exploration, development and operational activities through legal or administrative proceedings, protests, roadblocks or other forms of public expression against the Company’s activities. Opposition by such groups may have a negative impact on the Company’s reputation and its ability to receive necessary mining rights or permits. Opposition may also require the Company to modify its exploration, development or operational plans or enter into agreements with local stakeholders or governments with respect to its projects, in some cases causing considerable project delays. Any of these outcomes could have a material adverse effect on the Company’s business, financial condition, results of operations and Common Share price.

The title to the Company’s properties could be challenged or impugned.

Although the Company has or will receive title opinions for any properties in which it has a material interest, there is no guarantee that title to such properties will not be challenged or impugned. The Company has not conducted surveys of the claims in which it holds direct or indirect interests and, therefore the precise area and location of the properties may be in doubt. The Company’s properties may be subject to prior unregistered agreements or transfers or native land claims and title may be affected by unidentified or unknown defects. Title insurance is generally not available for mineral properties and the Company’s ability to ensure that it has obtained secure claims to individual mineral properties or mining concessions may be constrained. A successful challenge to the Company’s title to a property or to the precise area and location of a property could cause delays or stoppages to the Company’s exploration, development or operating activities without reimbursement to the Company. Any such delays or stoppages could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company relies on local counsel and advisors and the experience of its management and board of directors in foreign jurisdictions.

The legal and regulatory requirements in Peru with respect to mineral exploration and mining activities, as well as local business customs and practices are different from those in the United States. The officers and directors of the Company must rely, to a great extent, on the Company’s local legal counsel and local consultants retained by the Company in order to keep abreast of material legal, regulatory and governmental developments as they pertain to and affect the Company’s business operations, and to assist the Company with its governmental relations. The Company must rely, to some extent, on those members of management and the Company’s board of directors who have previous experience working and conducting business in these countries in order to enhance its understanding of and appreciation for the local business customs and practices. The Company also relies on the advice of local experts and professionals in connection with current and new regulations that develop in respect of banking, financing, labour, litigation and tax matters in these countries. There can be no guarantee that reliance on such local counsel and advisors and the Company’s management and board of directors will result in compliance at all times with such legal and regulatory requirements and business customs and practices. Any such violations could result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may be responsible for corruption and anti-bribery law violations.

The Company’s business is subject to the Foreign Corrupt Practices Act (the “ FCPA ”) and the Corrupt Foreign Public Officials Act (the “ CFPOA ”), which generally prohibit companies and company employees from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. The FCPA also requires companies to maintain accurate books and records and internal controls, including at foreign-controlled subsidiaries. There is a risk of potential FCPA violations. In addition, the Company is subject to the anti-bribery laws of Peru and of any other countries in which it conducts business in the future. The Company’s employees or other agents may, without its knowledge and despite its efforts, engage in prohibited conduct under the Company’s policies and procedures and the FCPA, the CFPOA or other anti-bribery laws for which the Company may be held responsible. If the Company’s employees or other agents are found to have engaged in such practices, the Company could suffer severe penalties and other consequences that may have a material adverse effect on its business, financial condition and results of operations.

The Company may be adversely affected by operating expense exchange rate fluctuations.

The Company’s activities and operations in Peru make it subject to foreign currency fluctuations. Although the Company uses U.S. dollars as the currency for the presentation of its financial statements, the Company’s operating expenses are incurred in Peruvian Sol in proportions that will typically range between 40% and 60% of total expenses, depending on the country. The fluctuation of these currencies in relation to the U.S. dollar will consequently have an impact upon the profitability of the Company’s mineral properties and therefore its ability to continue to finance its exploration, development and operations. Such fluctuations may also affect the value of the Company’s assets and shareholders’ equity. Future exploration, development and operational plans may need to be altered or abandoned if actual exchange rates for these currencies are less than or more than the rates estimated in any such future plans. To date, the Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. The Company cannot be sure that any hedging techniques it may implement in the future will be successful or that its business, financial condition, and results of operations will not be materially adversely affected by exchange rate fluctuations.

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

None

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Effective May 2012, our common stock was approved for quotation on the OTC Bulletin Board under the ticker symbol “MAGE.” The Company’s shares are now quoted on the OTC.QB of the OTC Markets Group, Inc. The following sets forth the high and low trading prices for the periods shown:

	2016		2015

	High	Low	High	Low
First quarter ended March 31	$0.08	$0.04	$0.05	$0.03
Second quarter ended June 30	$0.35	$0.05	$0.09	$0.03
Third quarter ended September 30	$0.28	$0.09	$0.08	$0.04
Fourth quarter ended December 31	$0.28	$0.07	$0.08	$0.04

The bid and ask prices of the Company's common stock as of December 31, 2016 were $0.065 and $0.0869 respectively, as reported on the OTCBB.  The OTCBB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer.  The prices do not reflect prices in actual transactions. As of March 30, 2017 there were approximately 51 record owners of the Company's common stock.

The OTC.QB is a registered quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities.  An OTC equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange.  The OTCQB is not an issuer listing service, market or exchange.  Although the OTCQB does not have any listing requirements, per se, to be eligible for quotation on the OTCQB, issuers must remain current in their filings with the SEC or applicable regulatory authority.

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

Recent Sales of Unregistered Securities

None, except as previously reported.

EQUITY COMPENSATION PLAN INFORMATION

We have not adopted any equity compensation or stock option plans, except as follows:

When he was first engaged as President, CEO and Director of G+W in June 2015,  W. Pierce Carson  was granted shares of G+W representing 15% of the total issued and outstanding shares of G+W.

In July 2016, we completed a reverse triangular merger pursuant to which a newly formed merger subsidiary was merged into Gulf + Western, and the 15% equity interest in Gulf + Western owned by Mr. Carson was converted into 8,623,957 shares of Magellan common stock.  As a result of the merger, Gulf + Western became a wholly-owned subsidiary of Magellan.

Effective June 1, 2016, we entered into an Employment Agreement with Mr. Carson and engaged his services as President and CEO of Magellan for an initial term of one year.  Under the terms of the Employment Agreement, Mr. Carson is entitled to a salary of $6,667 per month for the first three months, and $10,000 per month for the following nine months.  If the Company is unable to pay the salary, the Company has the right to satisfy its obligation with shares of common stock. Through the date of this Report, the Company has not paid any compensation under the Employment Agreement.

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

Forward-Looking Statements

Some of the information presented in this Form 10-K constitutes “forward-looking statements”. These forward-looking statements include, but are not limited to, statements that include terms such as “may,” “will,” “intend,” “anticipate,” “estimate,” “expect,” “continue,” “believe,” “plan,” or the like, as well as all statements that are not historical facts.  Forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from current expectations.  Although we believe our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from expectations.

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

On September 30, 2014, we formed and organized a new wholly-owned subsidiary, Gulf + Western Industries, Inc., a Nevada corporation (“Gulf+Western” or “G+W”), to own our Silver District mining interests.  On October 1, 2014 we completed the transfer of those assets from Magellan to G+W.  At the time of the transfer, Magellan owned all the outstanding common stock of G+W.   Effective December 31, 2014, Magellan pledged all its ownership interest in G+W to Mr. John D. Gibbs, a significant shareholder in the Company, as security for outstanding amounts under a line of credit agreement between Magellan and Mr. Gibbs.  As of December 31, 2016, the total amount owed under the credit agreement was $1,090,207, which includes $932,500 of principal and $157,707 of accrued interest.

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

On October 24, 2016, the Company entered into a Mining Option Agreement (“Agreement”) between and among Rio Silver Inc., a Canadian company (“Rio Silver”), Minera Rio Plata S.A.C., a Peruvian company and subsidiary of Rio Silver (“Minera”), and Magellan Gold Peru S.A.C., a Peruvian company and wholly owned subsidiary of the Company (“Magellan Peru”) pursuant to which Rio Silver through Minera, granted to the Company the sole and exclusive option to acquire an undivided 50% interest in and to property located in central Peru. Under the terms of the Agreement, the Company has the right to earn an undivided 50% interest in the Niñobamba Silver/Gold Project in central Peru. To earn its 50% interest, the Company must spend $2.0 million in exploration activities in the project over three years. The Niñobamba project is comprised of four concessions that total 31 square kilometers (7,660 acres).

Our primary focus during the next twelve months, and depending on available resources, will be to further explore our mineral properties.

Results of Operations

Results of Operations for the Years Ended December 31, 2016 and 2015

	Years Ended December 31,
	2016	2015

Operating expenses:
Exploration costs	$70,599	$19,351
General and administrative expenses	353,666	173,864
Total operating expenses	424,265	193,215

Operating loss	(424,265)	(193,215)

Other income (expense):
Interest expense	(62,303)	(56,142)
Loss on change in derivative	(73,604)	(35,420)
Net loss	$(560,172)	$(284,777)

Operating expenses

During the year ended December 31, 2016, our total operating expenses were $424,265 as compared to $193,215 during the year ended December 31, 2015.

During the year ended December 31, 2016 we incurred $70,599 of exploration costs as compared to $19,351 in 2015.  Exploration costs for the year ended December 31, 2016 are comprised of $32,270 in payments made to secure certain mining concessions and other start-up costs associated with our mining efforts in Peru. In addition, we incurred $11,860 of royalty and lease payments and legal title work associated with our Silver District claims, as well as $26,469 of geologic related expenses including a contracted ground magnetic survey, laboratory soil analysis and geologist consulting fees associated with our Silver District project.  Exploration costs for the year ended December 31, 2015 are primarily comprised of $13,000 of advance royalty payments associated with our Silver District claims, and geologist fees associated with oversight of our holdings and review of potential opportunities.

General and administrative expenses for the year ended December 31, 2016 totaling $353,666 were comprised professional fees including accounting and audit fees of $46,725, legal fees totaling $29,472, management fees to Mr. Power totaling $30,000, executive compensation expense of $86,425, other professional fees including investor relations and website costs of $110,022, and other expenses totaling $51,022 mainly comprised of travel expenses, rent, other licenses and fees, and other administrative related expenses.

On November 1, 2016 the Company executed a Finder’s Agreement (“Agreement”), with a third party consultant to introduce the Company to potential investors beginning with its November 2016 private placement offering. The term of the Agreement is six months, or until the Company informs the consultant it has located investors to purchase the securities. The consultant is to be compensated for the services by cash payments totaling $30,000, payable at or before the termination of the Agreement. As of December 31, 2016 the Company had paid approximately $11,000 to the consultant pursuant to the Agreement, which is included in investor relations expenses for the year ended December 31, 2016.

On June 1, 2015, we transferred 15% of our ownership interest in G+W to Dr. Pierce Carson in exchange for one year of service as President, Chief Executive Officer and Director of G+W.  The transaction was valued at $50,000 representing deferred compensation for the one-year period June 2015, through May

2016.  Executive compensation expenses for the year ended December 31, 2016 includes $20,833 of general and administrative expense representing the amortization of the deferred compensation.

On June 1, 2016 we executed an employment agreement with Dr. Pierce Carson in which Dr. Carson assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The term of the agreement covers the period from June 1, 2016 to May 31, 2017. During the term of the agreement, Dr. Carson will be paid a base salary in equal semi-monthly installments. Dr. Carson’s salary is set at $6,667 per month during the three-month period from June 1, 2016 through August 31, 2016, and thereafter at $10,000 per month during the nine-month period from September 1, 2016 through May 31, 2017. A total of $65,592 representing Dr. Carson’s base salary and applicable payroll taxes was expensed and is included in general and administrative expenses for the year ended December 31, 2016.  As of December 31, 2016 all of the salary and payroll expense was unpaid and is included in accrued liabilities.

General and administrative expenses for the year ended December 31, 2015 totaling $173,864 were comprised of professional fees including accounting and audit fees of $42,907, legal fees totaling $25,447, management fees to Mr. Power totaling $30,000, $29,167 of executive compensation expense representing the amortization of deferred executive compensation as discussed above, other professional fees of $11,464, and other expenses totaling $34,879 mainly comprised of travel expenses, claim renewal and other fees paid to the BLM ($17,050 Silver District and $2,170 Sacramento Project), licenses and other administrative related expenses.

Interest expense for the years ended December 31, 2016 and 2015 totaled $62,303 and $56,142, respectively, and is primarily attributable to our related party line of credit, which accrues interest at the rate of 6.0% per year, and our related party notes payable which accrue interest at a weighted average interest rate of 6.58%.

In addition, in October 2014 we converted certain amounts payable to a legal services provider into a Convertible Note Payable.  Interest accrues quarterly on the outstanding principal and interest balances of the Note at 6% per annum.  At December 31, 2016 the note balance was $33,020 together with accrued interest of $1,316.  At December 31, 2015 the note balance was $51,532 with accrued interest of $4,054.  The note principal and accrued interest is convertible at any time into shares of common stock at a conversion price of $0.039.

The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price.  Accordingly, the conversion features of the Note are considered a discount to the Note.  The Note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes we recognize a gain or loss due to a decrease or increase, respectively, in the fair value of the derivative liability.  As a result of this evaluation, for the years ended December 31, 2016 and 2015, we recorded a loss on the change in the derivative liability of $73,604 and $35,420, respectively.

We estimated the fair value of the derivative at December 31, 2016 and 2015 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.

The following table summarizes the assumptions used to value the derivative liability at December 31, 2016:

Fair value assumptions – derivative:	December 31, 2016
Risk free interest rate	0.85%
Expected term (years)	1.0
Expected volatility	158%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative liability at December 31, 2015:

Fair value assumptions – derivative:	December 31, 2015
Risk free interest rate	0.65%
Expected term (years)	1.0
Expected volatility	155%
Expected dividends	0%

Liquidity and Capital Resources:

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At December 31, 2016, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $1,921,929. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

We intend to meet our cash requirements for the next 12 months primarily through the utilization of our line of credit, as well as the private placement of debt or equity instruments.

We maintain a line of credit arrangement with John D. Gibbs, a significant investor, to facilitate timely cash flows for the Company’s operations. This agreement was initiated in 2012 and has been amended at various times since its inception to increase the amount available under the credit line.  In 2014, we amended the agreement to include a pledge of all our equity interests in G+W, which owns the Silver District properties, as security for all amounts outstanding under the credit agreement. As of December 31, 2016 the credit line had a borrowing limit of $1,000,000, accrues interest at 6% per annum and matures on December 31, 2018.  At December 31, 2016 a total of $932,500 was outstanding under this line of credit.  In addition, a total of $157,707 of interest has been accrued on this obligation.

In June 2016, we closed a private placement of our securities in which we sold 4,875,000 units consisting of common stock and warrants. Net proceeds of this private placement were $194,325.  And in November 2016, we sold in a private placement of equity securities a total of 1,100,000 units also comprised of common stock and warrants. Net proceeds of this private placement were $110,000. The funds received in these private placements were used for general working capital as well as to fund our efforts to expand our portfolio of exploration opportunities.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Years Ended December 31,
	2015	2015
Net cash used in operating activities	$(277,954)	$(154,273)
Net cash used in investing activities	(71,753)	-
Net cash provided by financing activities	349,325	155,046
Net increase (decrease) decrease in cash	(382)	773
Cash and cash equivalents, beginning of period	867	94
Cash and cash equivalents, end of period	$485	$867

At December 31, 2016, we had cash of $485 and a $1,413,221 working capital deficit. This compares to cash of $867 and a working capital deficit of $1,193,037 at December 31, 2015.

Net cash used in operating activities during the year ended December 31, 2016 was $277,954 and was mainly comprised of our $560,172 net loss during the period, adjusted by non-cash charges of $20,833 representing the amortization of deferred compensation, amortization of service contracts paid common stock of $28,629, the loss on an increase in our derivative liability of $73,604, and the conversion of our deposit with Rio Silver, Inc. used to fund expenses for certain mining concessions associated with our Peru mining efforts.  In addition, it reflects a cash adjusted increase in prepaid expenses and other assets totaling $1,827, as well as increases in accounts payable and accrued expenses totaling $89,176, and increases in accrued interest totaling $59,803 representing accrued interest on our related party line of credit and related party and other notes payable.

Net cash used in operating activities during the year ended December 31, 2015 was $154,273 and was mainly comprised of our $284,777 net loss during the year, which was partially offset with the change in our derivative liability and the amortization of deferred officer compensation.  We also had an increase in prepaid expenses of $559 as well as increases in accounts payable and accrued expenses totaling $17,584, and increases in accrued interest totaling $48,892 representing accrued interest on our related party line of credit and other notes payable.

As a result of the execution of a Letter of Intent and the subsequent execution of the Mining Option Agreement with Rio Silver, Inc., the Company was obligated to subscribe to two private placement unit financings in Rio Silver, each for aggregate proceeds of Cdn$75,000. The Company completed the first unit private placement on August 23, 2016. The first placement included 1,500,000 units priced at Cdn$0.05, which included one share of Rio Silver common stock and one warrant to purchase one share of Rio Silver common stock for Cdn$0.05 which expire on February 23, 2018.  The cost of the units totaled USD $59,753 and was recorded as an investment in Rio Silver equity securities.

During the year ended December 31, 2015, we had no investing activity transactions.

During the year ended December 31, 2016, net cash provided by financing activities was $349,325, and included $45,000 of additional borrowings under our credit agreement with Mr. Gibbs.  And, $35,000 of cash was received from Mr. Power represented by a 6% note payable due December 31 2016, which was repaid prior to its maturity.  In addition, we received $16,200 in advances from Mr. Power, all of which were also repaid during the period.

Also, in June 2016, we completed a private placement of equity securities in which we sold 4,875,000 units priced at $0.04 per unit. Each unit was comprised of one share of common stock, one Class A warrant and one Class B warrant. Each Class A warrant entitles the holder to purchase one share of common stock at a price of $0.07 per share in cash. Each Class B warrant entitles the holder to purchase one share of common stock at a price of $0.10 per share, exercisable in either cash or pursuant to a cashless exercise. The sale was concluded on June 30, 2016 and resulted in net proceeds of $194,325, which were net of $675 of direct offering costs.  Both the Class A and Class B warrants had an original expiration date of December 30, 2016, but were both extended to February 28, 2017.  The Class B warrants were further extended to June 30, 2017 for any holders of Class A warrants who exercised their warrants in entirety prior to the expiration on February 28, 2017.

In November 2016, we sold in a private placement of equity securities a total of 1,100,000 units comprised of one share of common stock and one warrant to purchase one share of common stock at a price of $0.10 per share in cash, and expire December 30, 2017.  Net proceeds of this private placement were $110,000.

During the year ended December 31, 2015, net cash provided by financing activities was $155,046, which primarily reflects additional borrowings totaling $157,896 under our credit agreement with Mr. Gibbs.  In addition, we received $6,545 and subsequently repaid $9,395 in outstanding advances made by Mr. Power.

Other non-cash transactions: On September 1, 2016 the Company executed an Investor Relations Engagement Agreement (“Agreement”) with Intuitive Pty Ltd (“Intuitive”), an investor relations firm located in Australia. The Agreement provides for Intuitive to undertake an investor relations and communications program that will focus on potential investors outside the United States. The term of the Agreement runs for two years beginning on September 1, 2016. As consideration for the services, the Company issued 500,000 shares of its common stock. The transaction was valued at $65,000 based on the $0.13 per share closing price of the Company’s common stock on September 1, 2016.  The transaction is being amortized monthly over the life of the Agreement. For the ended December 31, 2016 a total of $10,833 was charged to general and administrative expenses. The $54,167 balance of the contract is included in prepaid expenses on the accompanying balance sheet at December 31, 2016.

On October 15, 2016 the Company executed a letter agreement (“Agreement”) with Mining Clips LLC (“Mining Clips”), to provide marketing, public relations and outreach management services. The initial term of the Agreement continued for three months and shall rollover for additional three month periods until such time a mutually agreed upon change is made, or it is terminated by the Company with thirty days notice prior to the end of the three month period in which the Agreement is active. The compensation for the initial period of the Agreement included cash payments totaling $11,250, payable in equal monthly installments during the term of the Agreement and a total of 62,500 shares of the Company’s common stock. The shares issued were valued at $8,125, which is being amortized over the three-month service period. As of December 31, 2016 a total of $6,771 had been amortized and is included in general and administrative expenses.  The $1,354 balance of the contract is included in prepaid expenses on the accompanying balance sheet at December 31, 2016.

Off Balance Sheet Arrangements

We do not have and have never had any off-balance sheet arrangements.

Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include our accounts and the accounts of our 100% owned subsidiaries, Gulf + Western Industries, Inc., and Magellan Gold Peru S.A.C. All intercompany transactions and balances have been eliminated.  Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Cash and Cash Equivalents

We consider all amounts on deposit with financial institutions and highly liquid investments with an original maturity of three months or less to be cash equivalents at the date of purchase.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any abandonment or impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2016 and 2015.  At December 31, 2016 and 2015 mineral rights totaling $323,200 were net of $117,857 of impairment and abandonment charges.  No impairment charges were recognized for either the years ended December 31, 2016 or 2015.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements and the effect of net operating losses based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As at December 31, 2016 and 2015, the Company had no uncertain tax positions.

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the years ended December 31, 2016 and 2015, potential common shares associated with convertible notes payable and outstanding warrants to purchase common stock have been omitted from the net loss per common share computation as they are anti-dilutive due to the net loss for these years.

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

Subsequent Events

Completion of Second Unit Financing in Rio Silver: In January 2017, the Company completed its second financing with Rio Silver, Inc. as required under the Mining Option Agreement.  The financing included the purchase of 1,250,000 units priced at Cdn$0.06, which included one share of Rio Silver common stock and one warrant to purchase one share of Rio Silver common stock for Cdn$0.06 which expire July 19, 2018.  The cost of the units totaled USD $58,294 and has been recorded as an investment in Rio Silver equity securities.

Extension of Expiration Dates of Class A and Class B Warrants: Subsequent to December 31, 2016, the Company extended the Class A and Class B warrants sold in the April 2016 private placement offering which closed in June 2016.  The original expiration date of December 30, 2016 was extended to February 28, 2017. The Company further extended the expiration date of the Class B warrants to June 30, 2017 for any warrant holders who exercised their Class A warrants in entirety prior to the February 28, 2017 expiration date.  On February 28, 2017,  all of our outstanding Class A and Class B Warrants expired without being exercised.

Sale of Common Stock and Warrants: In January and February 2017, the Company completed the sale of an additional 1,200,000 units of one share and one warrant at $0.10 under its ongoing private placement for net proceeds of $120,000.

Rose Petroleum plc Option:

On March 3, 2017, we signed a Memorandum of Understanding by and among the Company and ROSE PETROLEUM, plc and its wholly-owned subsidiary MINERALES VANE S.A. de C.V. (“VANE”) (collectively “Rose”) (the “MOU”).

Under the terms of the MOU, in consideration of a non-refundable $50,000 option payment, the Company has been granted a 90-day option to purchase the SDA Mill, located in Nayarit, Mexico.  The option period can be extended for an additional 60 days with another $100,000 payment.  The extension payment will be credited against the purchase price if the transaction closes. The purchase price for the SDA Mill is $1.5 million, payable $1.0 million in cash and $500,000 in restricted common stock of Magellan.

Consummation of the SDA Mill acquisition is subject to numerous conditions, including the parties entering into a separate asset purchase agreement, satisfactory due diligence, the Company completing a financing, an audit of the mill’s financial statements, regulatory approvals and other conditions customary to transactions of this nature.  There can be no assurance that the purchase of the mill will be completed.

Related Party Advance: John Power, Director and Officer, has made short term advances totaling $105,000 during the period January through March 2017.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2016. Our CEO concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Our management, including our CFO Mr. Power, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, Mr. Power concluded that the design and operation of our disclosure controls and procedures were not effective as of such date to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current executive officers and directors are:

Name	Age	Position
John C. Power	54	Director & CFO
W. Pierce Carson	74	President, CEO and Director of Magellan and Gulf + Western Industries, Inc.

W. Pierce Carson has served as our President & CEO since June 1, 2016.   Mr. Carson has over 40 years of experience in the mining industry and has managed the discovery, financing, development and operation of precious metals, base metals and industrial minerals properties in the United States, Australia, Africa and Papua New Guinea. He has been responsible for or closely involved with a number of mineral deposits that have been developed into mines. Mr. Carson held the positions of Senior Geologist, Overseas Mineral Evaluation, and Exploration Manager, Australia for Exxon Minerals Company; Manager of Precious Metals Exploration, North America for Kennecott Copper Corporation; President and Director of Mining & Exploration Operations in Australia, Papua New Guinea, USA, Canada and Mexico for Nord Pacific Ltd.; President and Vice-President of Exploration for Nord Resources Corporation; and Chief Executive Officer for Santa Fe Gold Corporation. Mr. Carson holds a PhD in Economic and Structural Geology and an MS in Ore Deposits from Stanford University, and a Bachelor’s Degree in Geology from Princeton University.

John C. Power served as President, Secretary and director since our inception in September 2010 until June 1, 2016 when Dr. Carson became President & CEO.   Mr. Power continues to serve as our CFO, Secretary and as a Director.

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

Conflicts of Interest

Athena Silver Corporation is a company under common control. Mr. Power is our CFO and director and is also a director and CEO of Athena. Mr. Power and Mr. Gibbs are significant investors in both Magellan and Athena.

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

Director Independence

Our common stock is listed on the OTC Bulletin Board’s inter-dealer quotation systems, which does not have director independence requirements. Nevertheless, for purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). Our two directors are both officers of the corporation and are not  considered independent.

Board Meetings

During the year ended December 31, 2016, our Board held no meetings but has taken numerous actions by unanimous written consent.

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

Compliance with Section 16(a), Beneficial Ownership

Under the Securities Laws of the United States, our directors, executive (and certain other) officers, and any persons holding more than ten percent (10%) of our common stock during any part of our most recent fiscal year are required to report their ownership of common stock and any changes in that ownership to the SEC.  Specific due dates for these reports have been established and we are required to report in this Report any failure to file by these dates.  During the year ended December 31, 2016, all of these filing requirements were satisfied by our officers, directors, and ten- percent holders except that Mr. Gibbs failed to file six reports covering nine transactions in a timely fashion.  In making these statements, we have relied on the written representation of our directors and officers or copies of the reports that they have filed with the Commission.

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

ITEM 11.        EXECUTIVE COMPENSATION

Director Compensation

Our directors receive no compensation for their services as director.

Executive Compensation

The following table sets forth all compensation paid to our Named Executive Officers for the years ended December 31, 2016 and 2015:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
John C. Power, President	2016 2015	0 0	0 0	0 0	0 0	0 0	0 0	30,000 30,000	30,000 30,000
W. Pierce Carson, President	2016 (7months)	$60,000	0	0(1)	0	0	0	0	60,000

(1) When he was first engaged as President, CEO and Director of G+W in June 2015,  W. Pierce Carson  was granted shares of G+W representing 15% of the total issued and outstanding shares of G+W.

In July 2016, we completed a reverse triangular merger pursuant to which a newly formed merger subsidiary was merged into Gulf + Western, and the 15% equity interest in Gulf + Western owned by Mr. Carson was converted into 8,623,957 shares of Magellan common stock.  As a result of the merger, Gulf + Western became a wholly-owned subsidiary of Magellan.

Effective June 1, 2016, we entered into an Employment Agreement with Mr. Carson and engaged his services as President and CEO of Magellan for an initial term of one year.  Under the terms of the Employment Agreement, Mr. Carson is entitled to a salary of $6,667 per month for the first three months, and $10,000 per month for the following nine months.  If the Company is unable to pay the salary, the Company has the right to satisfy its obligation with shares of common stock. Through the date of this Report, the Company has not paid any compensation under the Employment Agreement.

We entered into a consulting agreement with Mr. Power at the rate of $30,000 per year for his part-time service as our CFO. Mr. Power devotes approximately 25% of his time and attention to our business.

We did not have outstanding equity awards at December 31, 2016 and 2015.

Employment Agreements

Gulf + Western has entered into an employment agreement with W. Pierce Carson to serve as President and CEO for a period of one year ending May 31, 2016.  Mr. Carson’s compensation was in the form of a transfer of a 15% equity interest in Gulf + Western.

Effective June 1, 2016, we entered into an Employment Agreement with Mr. Carson and engaged his services as President and CEO of Magellan for an initial term of one year.  Under the terms of the Employment Agreement, Mr. Carson is entitled to a salary of $6,667 per month for the first three months, and $10,000 per month for the following nine months.  If the Company is unable to pay the salary, the Company has the right to satisfy its obligation with shares of common stock. Through the date of this Report, the Company has not paid any compensation under the Employment Agreement.

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

The following table shows the number of shares owned and the percentage of outstanding common stock owned as of March 17, 2017.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)		Ownership as a Percentage of Outstanding Common Shares(3)

John Gibbs 807 Wood N Creek Ardmore, OK 73041	36,688,988	(4)	55.9%

John C. Power W. Pierce Carson	8,117,330 8,623,957		12.36%

All officers and directors as a group (two persons)	16,741,287		25.5%

(1)	Unless otherwise stated, address is 2010A Harbison Drive # 312, Vacaville, CA 95687.

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

(3)	Shares and percentages beneficially owned are based upon 65,630,548 shares outstanding on March 17, 2016.

(4)	Includes 516,500 shares owned by TriPower Resources, Inc., of which John D. Gibbs is President and controlling shareholder.

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

Management fees to Mr. Power totaling $30,000 for both the years ended December 31, 2016 and 2015 are included in general and administrative expenses in our statement of operations.  At December 31, 2016 and 2015, $10,000 and $2,500, respectively, of the fees had not been paid and are included in Accrued liabilities on the accompanying balance sheets.

Line of Credit – Related Parties

Effective December 31, 2012, we entered into an unsecured credit agreement with Mr. Gibbs with a maximum line balance of $250,000. The promissory notes bear interest at 6% per annum and the principal plus all accrued interest was due December 31, 2014.  On December 31, 2015 we amended our credit agreement with Mr. Gibbs to increase the borrowing limit under the line of credit to $1,000,000.  And effective December 31, 2016 we amended the agreement to extend the maturity date to December 31, 2018.  The current outstanding line balance is evidenced by $932,500 in credit notes.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	December 31, 2016	December 31, 2015
Accrued interest payable - Mr. Power	$3,932	$1,775
Accrued interest payable - Mr. Gibbs	157,707	102,211
	$161,639	$103,986

During the year ended December 31, 2016, we paid a total of $2,500 to Mr. Power representing unpaid accrued interest on notes payable.  During the year ended December 31, 2015, we paid a total of $7,250 to Mr. Power representing unpaid accrued interest on notes payable. No amounts have been paid to Mr. Gibbs in either 2016 or 2015 for outstanding accrued interest on the line of credit.

Advances Payable – Related Parties

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

	Year Ended December 31, 2016
	Advances	Repayments
Mr. Power	$16,200	$16,200

	Year Ended December 31, 2015
	Advances	Repayments
Mr. Power	$6,545	$9,395

At both December 31, 2016 and 2015, no short-term advances from related parties were outstanding.

The Company also utilizes a credit card owned by Mr. Power to pay travel and other obligations when the availability of cash is limited or the timing of the payments is considered critical. No amounts were outstanding on this credit card at either December 31, 2016 or 2015.

Deferred Compensation

On June 1, 2015, the Company appointed W. Pierce Carson to the positions of President, Chief Executive Officer and a Director of G+W.  In connection with his appointment, the Company assigned to Mr. Carson restricted shares of G+W common stock representing 15% of the total issued and outstanding shares of G+W in return for one year of his services. The Company determined the value of the transaction at $50,000, which was recorded as deferred compensation to be amortized monthly over the initial one-year term of the employment agreement. As such, we have recognized $50,000 of compensation expense through December 31, 2016 in connection with this transaction.

Subsequent Events

Related Party Advance: John Power, Director and Officer, has made short term advances totaling $105,000 during the period January through March 2017.

Amendment of Credit Agreement: On March 31, 2017 and effective December 31, 2016 we amended our credit agreement with Mr. John Gibbs, a significant shareholder, to extend the maturity date of our credit agreement to December 31, 2018.  All other terms of the agreement were unchanged.

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

The aggregate fees billed for the fiscal years 2016 and 2015 for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2016	2015
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$29,000	$21,200
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees"	0	0
Tax fees - tax compliance, tax advice and tax planning	0	0
All other fees - services provided by our principal accountants other than those identified above	0	0
Total fees	$29,000	$21,200

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	Ex. No.	Title
(1)	3.1	Certificate of Incorporation filed September 28, 2010
(1)	3.2	Bylaws
(4)	3.3	Amended and Restated Bylaws
(6)	3.4	Second Amended and Restated Bylaws
(1)	4.1	Specimen Common Stock Certificate
(1)	10.1	Cowles’ Option and Mining Lease
(1)	10.2	Mining Lease – Randall Claims
(1)	10.3	Assignment of Randall Mining Lease Agreement
(1)	10.4	Mining Lease – Secret Claims
(1)	10.5	Consulting Agreement
(2)	10.6	Promissory Note Dated August 23, 2011, in favor of John C. Power
(2)	10.7	Promissory Note Dated August 23, 2011, in favor of John D. Gibbs
(3)	10.8	First Amendment to Mining Lease – Secret Claims
(3)	10.9	Second Amendment to Mining Lease – Randall Claims
(5)	10.10	Promissory Note Dated February 28,2012, in favor of John D. Gibbs
(7)	10.11	Third Amendment to Mining Lease – Randall Claims
(8)	10.12	Option Agreement – Columbus Silver
(9)	10.13	Amendment No. 1 to Promissory Note in favor of John C. Power
(10)	10.14	Credit Agreement dated December 31, 2012 in favor of John D. Gibbs
(11)	10.15	Amendment No. 1 to Silver District Option Agreement
(12)	10.16	Allonge and Modification Agreement with John D. Gibbs
(13)	10.17	Promissory Note in favor of John Power
(14)	10.18	Silver District / Columbus Silver Purchase Agreement
(14)	10.19	Promissory Note in favor of Clifford Neuman
(15)	10.20	Second Allonge and Modification Agreement with John D. Gibbs
(16)	10.21	Employment Agreement - W. Pierce Carson
(17)	10.22	Employment Agreement – W. Pierce Carson (Magellan)
(18)	10.23	Agreement and Plan of Merger
(19)	10.24	Mining Option Agreement
(19)	10.25	Lock-Up/Voting Trust Agreement
(19)	10.26	Intuitive Pty, Ltd. Agreement
(19)	10.27	Mining Clip LLC Agreement
(19)	10.28	Promissory Note
(20)	10.29	Memorandum of Understanding
(7)	14.1	Code of Ethics
*	31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance*
	101.SCH	XBRL Taxonomy Extension Schema**
	101.CAL	XBRL Taxonomy Extension Calculation**
	101.DEF	XBRL Taxonomy Extension Definition**
	101.LAB	XBRL Taxonomy Extension Labels**

101.PRE	XBRL Taxonomy Extension Presentation**

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

(17) Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 2, 2016.

(18) Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 27, 2016.

(19) Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 27, 2016.

(20) Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on March 7, 2017.

* Filed herewith

** Furnished, not filed.

MAGELLAN GOLD CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Magellan Gold Corporation

Vacaville, California

We have audited the accompanying consolidated balance sheets of Magellan Gold Corporation and its subsidiaries (collectively the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magellan Gold Corporation and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 6, 2017

MAGELLAN GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
	December 31,2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$485	$867
Prepaid expenses	25,729	559
Deferred compensation	-	20,833

Total current assets	26,214	22,259

Mineral Rights, Net of Impairment	323,200	323,200
Deposit with BLM	-	8,639
Prepaid expenses	29,792	-
Investment in Rio Silver equity securities at cost	59,753	-

Total assets	$438,959	$354,098

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$50,868	$34,425
Accrued liabilities	75,592	2,859
Line of credit - related party	932,500	887,500
Accrued interest - related parties	161,639	103,986
Accrued interest	1,316	4,054
Notes payable - related party	65,000	65,000
Convertible note payable	33,020	51,532
Derivative liability	119,500	65,940

Total current liabilities	1,439,435	1,215,296

Shareholders' deficit:
Preferred shares, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common shares - $0.001 par value; 100,000,000 shares authorized, 64,630,548 and 48,869,091 shares issued and outstanding	64,631	48,869
Additional paid-in capital	856,822	424,292
Accumulated deficit	(1,921,929)	(1,369,103)
Shareholders' deficit	(1,000,476)	(895,942)
Noncontrolling interest in subsidiary	-	34,744
Total shareholders' deficit	(1,000,476)	(861,198)

Total liabilities and shareholders' deficit	$438,959	$354,098

MAGELLAN GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015

Operating expenses:
Exploration costs	$70,599	$19,351
General and administrative expenses	353,666	173,864

Total operating expenses	424,265	193,215

Operating loss	(424,265)	(193,215)

Other income (expense):
Interest expense	(62,303)	(56,142)
Loss on change in derivative	(73,604)	(35,420)
Net loss	(560,172)	(284,777)

Net loss attributable to noncontrolling interest	$(7,346)	$(10,795)

Net loss attributable to common shareholders	$(552,826)	$(273,982)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted-average common shares outstanding	56,733,426	48,869,091

MAGELLAN GOLD CORPORATION
Consolidated Statements of Shareholders' Deficit
For the years ended December 31, 2016 and December 31, 2015

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Shares	Par Value	Capital	Deficit	Interest	Total

Balance, December 31, 2014	0	$-	8,869,091	$48,869	$419,831	$(1,095,121)	$-	$(626,421)
Transfer of subsidiary shares to noncontrolling interest	-				4,461	-	45,539	50,000
Net loss	-	-	-	-	-	(273,982)	(10,795)	(284,777)
Balance, December 31, 2015	-	-	48,869,091	48,869	424,292	(1,369,103)	34,744	(861,198)
Sales of common stock and warrants	-	-	5,975,000	5,975	298,350	-	-	304,325
Conversion of Notes payable	-	-	600,000	600	22,800	-	-	23,400
Reclassification of derivative liability	-	-	-	-	20,044	-	-	20,044
Purchase of non-controlling interest	-	-	8,623,957	8,624	18,774	-	(27,398)	-
Common stock issued under consulting agreements	-	-	562,500	563	72,562	-	-	73,125
Net loss	-	-	-	-	-	(552,826)	(7,346)	(560,172)
Balance, December 31, 2016	-	$-	64,630,548	$64,631	$856,822	$(1,921,929)	$-	$(1,000,476)

MAGELLAN GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
Operating activities:
Net loss	$(560,172)	$(284,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	20,833	29,167
Amortization of service contracts	28,629	-
Loss on change in derivative liability	73,604	35,420

Changes in operating assets and liabilities:
Prepaid expenses and other assets	10,173	(559)
Accounts payable and accrued expenses	89,176	17,584
Accrued interest	59,803	48,892

Net cash used in operating activities	(277,954)	(154,273)

Investing activities:
Payment of deposit on investment in mineral properties	(12,000)	-
Purchase of Rio Silver equity securities	(59,753)	-

Net cash used in investing activities	(71,753)	-

Financing activities:
Advances on line of credit - related party	45,000	157,896
Advances from related parties	16,200	6,545
Payments on advances from related parties	(16,200)	(9,395)
Proceeds from note payable - related party	35,000	-
Payments on note payable - related party	(35,000)	-
Proceeds from sale of common stock and warrants	304,325	-

Net cash provided by financing activities	349,325	155,046

Net increase (decrease) in cash	(382)	773
Cash at beginning of period	867	94

Cash at end of period	$485	$867

Supplemental disclosure of cash flow information
Cash paid for interest	$2,500	$7,250
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of debt to common stock	$23,400	$-

Reclassification of derivative liability to APIC	$ 20,044	$-
Common stock issued for prepaid services contracts	$73,125	$-
Common stock issued for buyout of non-controlling interest	$27,398	$-
Common stock of subsidiary issued in exchange for executive services	$-	$50,000

MAGELLAN GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 24, 2016, the Company entered into a Mining Option Agreement (“Option Agreement”) between and among Rio Silver Inc., a Canadian company (“Rio Silver”), Minera Rio Plata S.A.C. (“Minera”), a Peruvian company and subsidiary of Rio Silver, and Magellan Gold Peru S.A.C. (“Magellan Peru”), a Peruvian company and wholly owned subsidiary of the Company pursuant to which Rio Silver through Minera granted to the Company a sole and exclusive option to acquire an undivided 50% interest in and to property located in central Peru. Further information regarding the Option Agreement is included below in Note 4 – Mining Option Agreement.

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

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At December 31, 2016, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $1,921,929.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

On December 31, 2015 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit to $1,000,000, which provides the Company an additional $67,500 available under the credit line at December 31, 2016.  And effective December 31, 2016 we amended the agreement to extend the maturity date to December 31, 2018.  As part of the 2014 amendment, we pledged our ownership interest in our subsidiary, G+W, which owns all our ownership interests in the Silver District properties, as security for all amounts outstanding under the credit agreement.

In June 2016, we closed a private placement of our securities in which we sold 4,875,000 units consisting of common stock and warrants and realized net proceeds of $194,325.  And in November 2016, we sold 1,100,000 units consisting of common stock and warrants, which resulted in total proceeds of $110,000. The funds were generally used for working capital as well as to fund efforts to expand our portfolio of exploration opportunities.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include our accounts and the accounts of our 100% owned subsidiaries, Gulf + Western Industries, Inc., and Magellan Gold Peru S.A.C. All intercompany transactions and balances have been eliminated.  Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Cash and Cash Equivalents

We consider all amounts on deposit with financial institutions and highly liquid investments with an original maturity of three months or less to be cash equivalents at the date of purchase.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any abandonment or impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2016.  At December 31, 2016 and 2015 mineral rights totaling $323,200 were net of $117,857 of impairment and abandonment charges.

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

Notes Payable – Related Party

Notes payable to related party are classified as current liabilities as the note holder has the ability to control the repayment dates of the notes.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements and the effect of net operating losses based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As at December 31, 2016 and 2015, the Company had no uncertain tax positions.

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the years ended December 31, 2016 and 2015, potential common shares associated with convertible notes payable and outstanding warrants to purchase common stock have been omitted from the net loss per common share computation as they are anti-dilutive due to the net loss for these years.

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

Note 3 – Mineral Rights and Properties

As of December 31, 2016 and 2015, our mineral rights and properties consist of the following:

	December 31, 2016	December 31, 2015
Silver District Claims	$323,200	$323,200
	-	-
	$323,200	$323,200

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

In August 2016, we renewed the BLM lode and mill site claims in La Paz County, Arizona with the Bureau of Land Management and these claims will remain in good standing through August 31, 2017. Additionally, in both August 2016 and 2015, we made advance minimum royalty payments of $10,000 to a third party landowner on the Red Cloud lease, which includes the Red Cloud Patented claim and two BLM lode claims.  We also expanded the Arizona State Exploration Permit to approximately 334.85 acres on the Arizona State section that comprises part of our Silver District land package and our current on our obligations under this permit.

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

Sacramento Mountains Project

The Sacramento Mountains Project was located in the northwest corner of the Sacramento Mountains approximately 10 miles WNW of Needles, California. In October 2012, Magellan staked fifty (50) unpatented lode mining claims totaling approximately 1,000 acres, in which we have a 100% unencumbered interest, on Federal Bureau of Land Management “BLM”) land, and in January 2013 filed the claims with the BLM. In August 2015, we renewed 14 of these claims with the BLM, and abandoned all of these claims on August 31, 2016.

A plan of operation for a limited exploration drill program was submitted and approved by the BLM in 2013.  During 2013, we paid $8,639 to the BLM representing a deposit for potential reclamation of proposed drilling sites should we decide to carry out exploratory drilling on our Sacramento Mountains project.  The deposit was included in the accompanying consolidated balance sheet at December 31, 2015 as deposit with BLM.  During 2016, we decided to no longer pursue the drilling program and as a result, we requested and received the return of our deposit in the amount $8,639 in 2016.

Note 4 – Mining Option Agreement

On June 30, 2016 the Company signed a non-binding Letter of Intent (“LOI”) with Rio Silver Inc., and on October 24, 2016 the Company executed a definitive Mining Option Agreement (“Option Agreement), pursuant to which Magellan is granted the option to earn an undivided 50% interest in the Niñobamba Silver-Gold Property (“Property”), located 330 kilometers southeast of Lima in the Department of Ayacucho, Peru.

As a condition of the LOI, the Company had paid a refundable $12,000 deposit. This payment was recorded as a deposit and was subsequently used to maintain certain mining concessions on the property.

In addition to the deposit, the Company is obliged to subscribe to two private placement unit financings in Rio Silver, each for aggregate proceeds of Cdn$75,000. The Company completed the first unit private placement on August 23, 2016. The first placement included 1,500,000 units priced at Cdn$0.05, which included one share of Rio Silver common stock and one warrant to purchase one share of Rio Silver common stock for Cdn$0.05 which expire on February 23, 2018. The cost of the units totaled USD $59,753 and was recorded as an investment in Rio Silver equity securities and included on the accompanying consolidated balance sheet at December 31, 2016.

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

Note 5 - Fair Value of Financial Instruments

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value at	Fair Value Measurement at December 31, 2016
	December 31, 2016	Level 1	Level 2	Level 3

Derivative conversion option liability	$119,500	$-	$-	$119,500

	Fair Value at	Fair Value Measurement at December 31, 2015
	December 31, 2015	Level 1	Level 2	Level 3

Derivative conversion option liability	$65,940	$-	$-	$65,940

A summary of the activity of the derivative liability is shown below:

Balance, December 31, 2014	$30,520
Total losses (unrealized, realized) included in net loss	35,420
Balance, December 31, 2015	65,940
Reclassification of derivative liability to APIC	(20,044)
Total losses (unrealized, realized) included in net loss	73,604
Balance, December 31, 2016	$119,500

The carrying values for cash and cash equivalents, prepaid assets, deferred compensation, accounts payable and accrued liabilities, related party line of credit and notes payable approximate their fair value due to their short maturities.

Note 6 – Line of Credit – Related Party

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

On December 31, 2014, we again amended the credit agreement to increase the borrowing limit to $900,000 and extend the maturity date to December 31, 2015.  As part of the 2014 amendment and the subsequent appointment of Dr. Pierce Carson as the President, CEO and Director of G+W effective June 1, 2015, we had pledged all of our 85% equity interest in G+W, which owns the Silver District properties, as security for all amounts outstanding under the credit agreement.  In July 2016, we completed a share exchange with Dr. Carson to re-acquire the 15% interest in G+W, and therefore at December 31, 2016 our entire 100% interest in G+W remains pledged as security for outstanding amounts under this credit agreement.

On December 31, 2015 we again amended the credit agreement to increase the borrowing limit to $1,000,000, which provides the Company an additional $67,500 available under the credit line at December 31, 2016.  The amendment also extended the maturity date to December 31, 2016. The line of credit amendment does not have an accounting impact.

During the years ended December 31, 2016 and 2015, draws totaling $45,000 and $157,896, respectively, were made and were primarily used to fund working capital and certain obligations due to maintain our mining rights and properties.  At December 31, 2016 a total of $932,500 was outstanding under this line of credit.  In addition, a total of $157,707 of interest has been accrued on this obligation and is included in Interest payable - related parties on the accompanying consolidated balance sheet at December 31, 2016. At December 31, 2015 a total of $887,500 was outstanding under this line of credit.  In addition, a total of $102,211 of interest had been accrued on this obligation and is included in Interest payable - related parties on the accompanying consolidated balance sheet at December 31, 2015.

Note 7 – Notes Payable – Related Party

In August 2011, we entered into an unsecured loan from John Power, the Company’s Chief Financial Officer, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and is payable on demand with thirty days’ notice from the lender. During the second quarter of 2014, the Company made payments totaling $5,000 to pay down the principal balance of the note.  At December 31, 2016 and 2015, the Note balance was $15,000.  In June 2016, the Company paid Mr. Power $1,124 representing interest accrued on this note payable. At December 31, 2016 and 2015, interest totaling $676 and $900 was accrued on this note payable and is included in Accrued interest – related parties on the accompanying balance sheets.

In January 2014, we entered into an additional unsecured loan from Mr. Power, evidenced by a $50,000 promissory note. The promissory note bears interest at 6.75% per annum and is payable on demand with thirty days’ notice from the lender. In June 2016, the Company paid Mr. Power $1,376 representing interest accrued on this note payable. At December 31, 2016 and 2015, interest totaling $2,874 and $875 was accrued on this note payable and is included in Accrued interest – related parties on the accompanying balance sheets.  At both December 31, 2016 and 2015, the Note balance was $50,000.

Effective September 30, 2016, we entered into an additional unsecured loan from Mr. Power, evidenced by a $35,000 promissory note. The promissory note bears interest at 6.00% per annum and is payable on demand with thirty days’ notice from the lender. During the fourth quarter of 2016, the Company made payments totaling $35,000 to Mr. Power representing the payoff of the principal of this note payable. At December 31, 2016 unpaid accrued interest on this note totaled $382 and is included in Accrued interest – related parties on the accompanying balance sheet. No amounts were due and payable on this obligation at December 31, 2015.

Note 8 – Convertible Notes Payable

On October 1, 2014, we issued a convertible promissory note to a provider of legal services in the original principal amount of $51,532.  The note was issued to evidence the Company’s indebtedness for legal services previously rendered. Interest accrues quarterly on the outstanding principal and interest balance of the Note at 6% per annum. The principal plus accrued and unpaid interest is due upon five days’ written demand of the note holder.  The note is unsecured.

The note principal and accrued interest is convertible at any time into shares of common stock at a conversion price of $0.039, which represented the closing bid price of the common stock on the OTC Bulletin Board on the date of issuance.

On April 6, 2016 the Note holder elected to convert a total of $23,400, consisting of $18,512 of principal and $4,888 of accrued interest. The conversion resulted in the issuance of 600,000 shares of the Company’s common stock. At December 31, 2016 the remaining note balance was $33,020.  As a result of the conversion, a total of $20,044 of the derivative liability associated with the note was reclassified to additional paid in capital on the conversion date.

The note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the note conversion price.  Accordingly, the conversion features of the note are considered a discount to the note.  However, since the note is payable upon demand by the note holder, the value of the discount was considered interest expense at the time of its inception.  The note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes we recognize a gain or loss due to a decrease or increase, respectively, in the fair value of the derivative liability. On December 30, 2016 the fair value of the derivative liability was determined to be $119,500, resulting in a loss on change of the

derivative liability of $73,604 for the year ended December 31, 2016.   On December 31, 2015 the fair value of the derivative liability was determined to be $65,940, resulting in a loss on change of the derivative liability of $35,420 for the year ended December 31, 2015.

We estimate the fair value of this derivative at each balance sheet date until such time the note is paid or converted in full.

We estimated the fair value of the derivative at December 31, 2016 and 2015 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the note.

The following table summarizes the assumptions used to value the derivative liability at December 31, 2016:

Fair value assumptions – derivative:	December 31, 2016
Risk free interest rate	0.85%
Expected term (years)	1.0
Expected volatility	158%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative liability at December 31, 2015:

Fair value assumptions – derivative:	December 31, 2015
Risk free interest rate	0.65%
Expected term (years)	1.0
Expected volatility	155%
Expected dividends	0%

A total of $1,316 (net of accrued interest converted), and $4,054 of interest had accrued on the note at December 31, 2016 and 2015, respectively, and is included in Accrued interest on the accompanying consolidated balance sheets.

Note 9 – Equity

Sales of common stock and warrants: In June 2016, we completed a private placement of equity securities in which we sold 4,875,000 units priced at $0.04 per unit. Each unit was comprised of one share of common stock, one Class A warrant and one Class B warrant, each with original expiration dates of December 30, 2016.  Each Class A warrant entitles the holder to purchase one share of common stock at a price of $0.07 per share in cash. Each Class B warrant entitles the holder to purchase one share of common stock at a price of $0.10 per share, exercisable in either cash or pursuant to a cashless exercise. All warrants include anti-dilution rights for stock splits, stock dividends and the sale of substantially all the Company’s assets. We allocated the proceeds of the offering to additional paid-in capital based on the relative fair values of the equity instruments at the dates of the sale transactions in the following manner: common stock issued at 49%, the Class A warrants at 29%, and the Class B warrants at 22%.  Both the Class A and Class B warrants were to expire December 30, 2016, but were extended by the Company to February 28, 2017.  The Company further extended the expiration date of the Class B warrants to June 30, 2017 for any warrant holders who exercised their Class A warrants in entirety prior to the February 28, 2017 expiration date.

The sale was concluded on June 30, 2016 and resulted in net proceeds of $194,325, which were net of $675 of direct offering costs. The funds received were generally used for general working capital as well as to fund our efforts to expand our portfolio of exploration opportunities.

In November 2016, we sold in a private placement of equity securities a total of 1,100,000 units priced at $0.10 per unit. Each unit was comprised of one share of common stock, and one warrant entitling the holder to purchase one share of common stock at a price of $0.10 per share in cash, and expire December 30, 2017.  The warrants include anti-dilution rights for stock splits, stock dividends and the sale of substantially all the Company’s assets. We allocated the proceeds of the offering to additional paid-in capital based on the relative fair values of the equity instruments at the dates of the sale transactions in the following manner: common stock issued at 59%, and the warrants at 41%.

The sale was concluded on November 30, 2016 and resulted in net proceeds of $110,000. The funds received were used for general working capital.

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

Investor Relations contract – Intuitive PTY LTD: On September 1, 2016 the Company executed an Investor Relations Engagement Agreement (“Agreement”) with Intuitive Pty Ltd (“Intuitive”), an investor relations firm located in Australia. The Agreement provides for Intuitive to undertake an investor relations and communications program that will focus on potential investors outside the United States. The term of the Agreement runs for two years beginning on September 1, 2016. As consideration for the services, the Company issued 500,000 shares of its common stock. The transaction was valued at $65,000 based on the $0.13 per share closing price of the Company’s common stock on September 1, 2016.  The transaction is being amortized monthly over the life of the Agreement. For the year ended December 31, 2016 a total of $10,833 was charged to general and administrative expenses. The $54,167 balance of the contract is included in prepaid expenses on the accompanying balance sheet at December 31, 2016.

Investor Relations contract – Mining Clips LLC: On October 15, 2016 the Company executed a letter agreement (“Agreement”) with Mining Clips LLC (“Mining Clips”), to provide marketing, public relations and outreach management services. The initial term of the Agreement continued for three months and shall rollover for additional three month periods until such time a mutually agreed upon change is made, or it is terminated by the Company with thirty days notice prior to the end of the three month period in which the Agreement is active. The initial compensation for the services included cash payments totaling $11,250, payable in equal monthly installments during the term of the Agreement. In addition, a total of 62,500 shares of the Company’s common stock were issued as compensation for the initial three-month service period. The shares issued were valued at $8,125, which is being amortized over the three-month service period. As of December 31, 2016 a total of $6,771 had been amortized and is included in general and administrative expenses.

Note 10 - Commitments and Contingencies

As part of our acquisition of the Silver District properties from Columbus Exploration, we assumed the Red Cloud lease whose initial term expires in August 2026.  The lease requires annual advance minimum royalty payments of $10,000 through the term of the lease due on the annual anniversary of the agreement.  The lease is also subject to a 2% net production royalty to be paid to the lessor from the sale of precious metals extracted from the leased property.   In order to maintain the BLM lode and mill site claims, annual payments are required before the end of August of each year. Payments are also due annually on two patented claims we leased in July 2015 and on our Arizona State Minerals Exploration Permit.  As of December 31, 2016, all of these claims and leases are in good standing.

The Mining Option Agreement with Rio Silver as discussed above in Note 4 – Mining Option Agreement, requires the Company to spend $2,000,000 in exploration costs over the three-year period commencing with the execution of the Agreement on October 24, 2016. As of December 31, 2016 the Company has spent a total of $32,335 applicable to the Option buy-in requirement.

Note 11 – Executive Employment Agreement:

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

During the term of the agreement, Magellan shall pay Dr. Carson a base salary in equal semi-monthly installments less required withholding and other applicable taxes. Dr. Carson’s salary shall be set at $6,667 per month during the three-month period from June 1, 2016 through August 31, 2016, and thereafter at $10,000 per month during the nine-month period from September 1, 2016 through May 31, 2017. Until such time as Magellan is properly funded, Magellan may defer and accrue salary owed.  If not properly funded before the end of the Term, Magellan may at its option issue Magellan shares as settlement of the accrued salary liability. A total of $60,001 and $5,951 of salary and associated payroll tax obligations pursuant to the agreement, respectively, had been accrued on this obligation and is included in accrued liabilities on the accompanying consolidated balance sheet at December 31, 2016.

Dr. Carson shall have the right to voluntarily terminate his employment with Magellan during the term. To effect such voluntary termination, Dr. Carson shall provide Magellan at least 60 days advanced written notice of such termination. Upon termination, Dr. Carson shall be paid his base salary through the date of termination, including any amount that may have been deferred and accrued.

The agreement supersedes the previous agreement of June 1, 2015, in which the Company appointed Dr. Carson to the positions of President, Chief Executive Officer and a Director of G+W.  In connection with his appointment, the Company assigned to Dr. Carson restricted shares of G+W common stock representing 15% of the total issued and outstanding shares of G+W in return for one year of his services. The Company determined the value of the transaction at $50,000, which was recorded as deferred compensation to be amortized monthly over the initial one-year term of the employment agreement. As of December 31, 2016 the entire deferred compensation had been fully amortized. For the years ended December 31, 2016 and 2015 compensation expense resulting from this transaction totaling $20,833 and $29,167, respectively, is included in general and administrative expenses in the accompanying consolidated statement of operations.

Note 12 – Finder’s Agreement

On November 1, 2016 the Company executed a Finder’s Agreement (“Agreement”), with a third party consultant to introduce the Company to potential investors beginning with its November 2016 private placement offering. The term of the Agreement is six months, or until the Company informs the consultant it has located investors to purchase the securities. The consultant is to be compensated for the services by cash payments totaling $30,000, payable at or before the termination of the Agreement. As of December 31, 2016 the Company had paid approximately $11,000 to the consultant pursuant to the Agreement.

Note 13 – Related Party Transactions

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

Management Fees

The Company maintains a month-to-month management agreement with Mr. Power our CFO requiring a monthly payment, in advance, of $2,500 as consideration for his services to Magellan.

Management fees to Mr. Power totaling $30,000 for both the years ended December 31, 2016 and 2015 are included in general and administrative expenses in our statement of operations.  At December 31, 2016 and 2015, $10,000 and $2,500, respectively, of the fees had not been paid and are included in Accrued liabilities on the accompanying balance sheets.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	December 31, 2016	December 31, 2015
Accrued interest payable - Mr. Power	$3,932	$1,775
Accrued interest payable - Mr. Gibbs	157,707	102,211
	$161,639	$103,986

During the year ended December 31, 2016, we paid a total of $2,500 to Mr. Power representing unpaid accrued interest on notes payable.  During the year ended December 31, 2015, we paid a total of $7,250 to Mr. Power representing unpaid accrued interest on notes payable. No amounts have been paid to Mr. Gibbs in either 2016 or 2015 for outstanding accrued interest on the line of credit.

Advances Payable – Related Party

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

	Year Ended December 31, 2016
	Advances	Repayments
Mr. Power	$16,200	$16,200

	Year Ended December 31, 2015
	Advances	Repayments
Mr. Power	$6,545	$9,395

At both December 31, 2016 and 2015, no short-term advances from related parties were outstanding.

The Company also utilizes a credit card owned by Mr. Power to pay travel and other obligations when the availability of cash is limited or the timing of the payments is considered critical. No amounts were outstanding on this credit card at either December 31, 2016 or 2015.

Note 14 – Income Taxes

Our net operating loss carry forward as of December 31, 2016 is $1,817,003, which may be used to offset future income taxes through 2037.  Our net operating loss carry forward as of December 31, 2015 was $1,379,895.  Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for 2016 and 2015 is as follows:

	Years Ended December 31,
	2016	2015
Expected federal income tax benefit at statutory rate	148,616	96,824
State taxes	15,299	9,967
Change in valuation allowance	(163,915)	(106,791)
Income tax benefit	-	-

Our deferred tax assets as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Net operating loss	681,376	517,461
Valuation allowance	(681,376)	(517,461)
Deferred tax assets, net of allowance	-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have provided a valuation allowance of 100% of our net deferred tax asset due to the uncertainty of generating future profits that would allow us to realize our deferred tax assets.

Note 15 – Subsequent Events

Completion of Second Unit Financing in Rio Silver: In January 2017, the Company completed its second financing with Rio Silver, Inc. as required under the Mining Option Agreement.  The financing included the purchase of 1,250,000 units priced at Cdn$0.06, which included one share of Rio Silver common stock and one warrant to purchase one share of Rio Silver common stock for Cdn$0.06 which expire July 19, 2018.  The cost of the units totaled USD $58,294 and has been recorded as an investment in Rio Silver equity securities.

Extension of Expiration Dates of Class A and Class B Warrants: Subsequent to December 31, 2016, the Company extended the Class A and Class B warrants sold in the April 2016 private placement offering which closed in June 2016.  The original expiration date of December 30, 2016 was extended to February 28, 2017. The Company further extended the expiration date of the Class B warrants to June 30, 2017 for any warrant holders who exercised their Class A warrants in entirety prior to the February 28, 2017 expiration date.  On February 28, 2017,  all of our outstanding Class A and Class B Warrants expired without being exercised.

Sale of Common Stock and Warrants: In January and February 2017, the Company completed the sale of an additional 1,200,000 units of one share and one warrant at $0.10 under its ongoing private placement for net proceeds of $120,000.

Rose Petroleum plc Option:

On March 3, 2017, we signed a Memorandum of Understanding by and among the Company and ROSE PETROLEUM, plc and its wholly-owned subsidiary MINERALES VANE S.A. de C.V. (“VANE”) (collectively “Rose”) (the “MOU”).

Under the terms of the MOU, in consideration of a non-refundable $50,000 option payment, the Company has been granted a 90-day option to purchase the SDA Mill, located in Nayarit, Mexico.  The option period can be extended for an additional 60 days with another $100,000 payment.  The extension payment will be credited against the purchase price if the transaction closes. The purchase price for the SDA Mill is $1.5 million, payable $1.0 million in cash and $500,000 in restricted common stock of Magellan.

Consummation of the SDA Mill acquisition is subject to numerous conditions, including the parties entering into a separate asset purchase agreement, satisfactory due diligence, the Company completing a financing, an audit of the mill’s financial statements, regulatory approvals and other conditions customary to transactions of this nature.  There can be no assurance that the purchase of the mill will be completed.

Related Party Advance: John Power, Director and Officer, has made short term advances totaling $105,000 during the period January through March 2017.

Amendment of Credit Agreement: On March 31, 2017 with an effective date of December 31, 2016 we amended our credit agreement with Mr. John Gibbs, a significant shareholder, to extend the maturity date of our credit agreement to December 31, 2018.  All other terms of the agreement were unchanged.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN GOLD CORPORATION

Date: Apil 6, 2017	By: /s/ W. Pierce Carson W. Pierce Carson, President, Principal Executive Officer, & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John C. Power John C. Power	Principal Accounting Officer, Secretary & Director	April 6, 2017

/s/ W. Pierce Carson	Principal Executive Officer & Director	April 6, 2017
W. Pierce Carson