Form 10-Q
period 2017-03-31
MAGELLAN GOLD Corp
filed 2017-05-19
CIK 1515317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number: 333-174287

MAGELLAN GOLD CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	273566922 (IRS Employer Identification Number)
2010A Harbison Drive #312, Vacaville, CA (Address of principal executive offices)	95687 (Zip Code)

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

On May 15, 2017, there were 70,880,548 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

MAGELLAN GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
unaudited
	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$10,161	$485
Stock subscription receivable	5,000	-
Prepaid expenses	50,200	25,729
Option to acquire SDA Mill	50,000	-

Total current assets	115,361	26,214

Mineral rights, net of impairment	323,200	323,200
Prepaid expenses	13,542	29,792
Investment in Rio Silver equity securities at cost	118,050	59,753

Total assets	$570,153	$438,959

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$78,849	$50,868
Accrued liabilities	113,388	75,592
Line of credit - related party	932,500	932,500
Accrued interest - related parties	175,943	161,639
Accrued interest	1,824	1,316
Advances payable, related party	105,000	-
Notes payable - related parties	65,000	65,000
Convertible note payable	33,020	33,020
Derivative liability	62,070	119,500

Total current liabilities	1,567,594	1,439,435

Shareholders' deficit:
Preferred shares, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common shares - $0.001 par value; 100,000,000 shares authorized, 65,880,548 and 64,630,548 shares issued and outstanding	65,881	64,631
Additional paid-in capital	980,572	856,822
Accumulated other comprehensive loss	(130)	-
Accumulated deficit	(2,043,764)	(1,921,929)
Shareholders' deficit	(997,441)	(1,000,476)

Total liabilities and shareholders' deficit	$570,153	$438,959

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
unaudited
	Three months ended March 31,
	2017	2016

Operating expenses:
Exploration costs	$8,956	$1,273
General and administrative expenses	155,116	66,995

Total operating expenses	164,072	68,268

Operating loss	(164,072)	(68,268)

Other income (expense):
Interest expense	(15,193)	(15,420)
Gain (Loss) on change in derivative liability	57,430	17,190

Net loss	(121,835)	(66,498)

Net loss attributable to noncontrolling interest	-	(3,398)

Net loss attributable to common shareholders	(121,835)	(63,100)

Other comprehensive income (loss):
Foreign currency translation	(130)	-

Net comprehensive loss	$(121,965)	$(63,100)

Basic and diluted net loss per common
share	$(0.00)	$(0.00)

Basic and diluted weighted-average
common shares outstanding	65,642,215	48,869,091

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
unaudited
	Three months ended March 31
	2017	2016
Operating activities:
Net loss	$(121,835)	$(66,498)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of deferred compensation	-	12,500
Amortization of service contracts	11,979	-
Gain (Loss) on change in derivative liability	(57,430)	(17,190)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(20,200)	(6,466)
Accounts payable and accrued expenses	65,777	21,509
Accrued interest	14,812	15,420

Net cash used in operating activities	(106,897)	(40,725)

Investing activities:
Purchase of Rio Silver equity securities	(58,297)	-
Payment of option to acquire SDA mill	(50,000)	-

Net cash used in investing activities	(108,297)	-

Financing activities:
Advances on line of credit - related party	-	35,000
Proceeds from advances from related parties	120,000	9,650
Payments on advances from related parties	(15,000)	(2,650)
Proceeds from sale of common stock and warrants	120,000	-

Net cash provided by financing activities	225,000	42,000

Effect of foreign currency exchange	(130)	-

Net increase in cash	9,676	1,275
Cash at beginning of period	485	867

Cash at end of period	$10,161	$2,142

Supplemental disclosure of cash flow information
Cash paid for interest	$382	$-
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash financing activities
Subscription receivable for common stock and warrants	$5,000	$-

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

On March 3, 2017 the Company entered into a Memorandum of Understanding (“MOU”) with Rose Petroleum plc, a multi-asset natural resource business, to purchase an operating floatation plant that also includes a precious metals leach circuit and associated assets, licenses and agreements (together, the “SDA Mill”) located in the State of Nayarit, Mexico, for a total consideration at closing of US$1.5 million, payable in $1,000,000 in cash and $500,000 in restricted common stock of Magellan. The mill has operated for ten years and has historically produced ore for its current owner or third party toll miners . Under the terms of the MOU, in consideration of a non-refundable $50,000 option payment, the Company has been granted an option to purchase the SDA Mill until June 3, 2017. The option period can be extended for an additional 60 days with another $100,000 payment. The extension payment will be credited against the purchase price if the transaction closes. There is no assurance that we will satisfactorily complete our due diligence and/or raise the necessary capital to consummate this transaction.

Our primary focus is to complete the acquisition of the SDA Mill in Mexico and thereby transform Magellan into a production company, to continue to advance our Arizona and Peru silver projects towards resource definition and eventual development, and possibly to acquire additional mineral rights and conduct additional exploration, development and permitting activities. Our mineral lease payments, permitting applications and exploration and development efforts will require additional capital. We rely upon the sale of our securities as well as advances and loans from executive management and significant shareholders to fund our operations as we have not generated any revenue.

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2016.

Our consolidated financial statements include our accounts and the accounts of our subsidiaries, Gulf + Western Industries, Inc., and Magellan Gold Peru S.A.C. All intercompany transactions and balances have been eliminated.

Foreign Currency Translations

The Company maintains its accounting records in US Dollars. Our operating subsidiary, Magellan Gold Peru S.A.C. is located in Peru and maintains its accounting records in the Peruvian Sol, which is its functional currency. The subsidiary's transactions are recorded in the respective functional currencies of the Company and its subsidiaries, and are reported to the Company in Peruvian Soles. For reporting, the Company translates the subsidiary's transactions and accounts to US Dollars at exchange rates approximating those ruling at the transaction dates. Exchange gains and losses are recorded in the statements of income and comprehensive income.  Assets and liabilities of the Company and its subsidiaries are translated into the U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates.  Translation adjustments are reported as a separate component of other comprehensive income in the consolidated statements of operations and comprehensive loss.

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At Mach 31, 2017, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $2,043,764. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

On December 31, 2015 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit to $1,000,000, which provides the Company an additional $67,500 available under the credit line at March 31, 2017. And effective December 31, 2016 we amended the agreement to extend the maturity date to December 31, 2018. As part of a 2014 amendment, we pledged our ownership interest in our subsidiary, G+W, which owns all our ownership interests in the Silver District properties, as security for all amounts outstanding under the credit agreement.

During the quarter ended March 31, 2017 we sold 1,200,000 units consisting of common stock and warrants and realized net proceeds of $120,000. The proceeds were generally used to fund certain investing activities and for general working capital.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock.

Note 2 – Mineral Rights and Properties

At both of March 31, 2017 and December 31, 2016, our mineral rights and properties were $323,200 associated with our Silver District claims.

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

In August 2016, we renewed the BLM lode and mill site claims in La Paz County, Arizona with the Bureau of Land Management and these claims will remain in good standing through August 31, 2017. Additionally, in both August 2016 and 2015, we made advance minimum royalty payments of $10,000 to a third party landowner on the Red Cloud lease, which includes the Red Cloud Patented claim and two BLM lode claims. We also expanded the Arizona State Exploration Permit to approximately 334.85 acres on the Arizona State section that comprises part of our Silver District land package and are current on our obligations under this permit.

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

Note 3 – Mining Option Agreement

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

In addition to the deposit, the Company was obliged to subscribe to two private placement unit financings in Rio Silver, each for aggregate proceeds of Cdn$75,000. The Company completed the first unit private placement on August 23, 2016. The first placement included 1,500,000 units priced at Cdn$0.05, which included one share of Rio Silver common stock and one warrant to purchase one share of Rio Silver common stock for Cdn$0.05 which expire on February 23, 2018. The cost of the units in the first private placement totaled USD $59,753. The second placement included 1,250,000 units priced at Cdn$0.06, which was completed on January 19, 2017, and included one share of Rio Silver common stock and one warrant to purchase one share of Rio Silver common stock for Cdn$0.06 which expire on July 19, 2018. The cost of the units in the second private placement totaled USD $58,297. Each of these transactions were recorded as an investment in Rio Silver equity securities and included on the accompanying consolidated balance sheet at March 31, 2017 and December 31, 2016.

Under the terms of the Agreement, the Company has the right to earn an undivided 50% interest in the Niñobamba Silver/Gold Project in central Peru. To earn its 50% interest, the Company must spend $2.0 million in exploration over three years. The Niñobamba project is comprised of five concessions that total 36.5 square kilometers (9,026 acres). The concessions include the original Rio Silver concession, three concessions recently acquired from a Peruvian company owned jointly by Newmont Mining Corporation and Southern Peru Copper Corporation, and one concession for which application was made during the quarter and which is expected to be granted in 2017.

Note 4 – Option to Acquire SDA Mill

On March 3, 2017 the Company entered into a Memorandum of Understanding (“MOU”) with Rose Petroleum plc, a multi-asset natural resource business, to purchase an operating floatation plant that also includes a precious metals leach circuit and associated assets, licenses and agreements (together, the “SDA Mill”) located in the State of Nayarit, Mexico, for a total consideration at closing of US$1.5 million, payable in $1,000,000 in cash and $500,000 in restricted common stock of Magellan. Under the terms of the MOU, in consideration of a non-refundable $50,000 option payment, the Company has been granted an option until June 3, 2017 to purchase the SDA Mill. The option period can be extended for an additional 60 days with another $100,000 payment. The extension payment will be credited against the purchase price if the transaction closes. The initial option payment is included in current assets on the accompanying consolidated balance sheet at March 31, 2017. There is no assurance that we will satisfactorily complete our due diligence and/or raise the necessary capital to consummate this transaction.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value at	Fair Value Measurement at March 31, 2017
	March 31, 2017	Level 1	Level 2	Level 3

Derivative conversion option liability	$62,070	$-	$-	$62,070

	Fair Value at	Fair Value Measurement at December 31, 2016
	December 31, 2016	Level 1	Level 2	Level 3

Derivative conversion option liability	$119,500	$-	$-	$119,500

A summary of the activity of the derivative liability is shown below:

Balance, December 31, 2016	$ 119,500
Total gains (unrealized, realized) included in net loss	(57,430)
Balance, March 31, 2017	$ 62,070

The carrying values for cash and cash equivalents, prepaid assets, accounts payable and accrued liabilities, related party line of credit and notes payable approximate their fair value due to their short term maturities.

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

On December 31, 2014, we again amended the credit agreement to increase the borrowing limit to $900,000 and extend the maturity date to December 31, 2015. As part of the 2014 amendment and the subsequent appointment of Dr. Pierce Carson as the President, CEO and Director of G+W effective June 1, 2015, we had pledged all of our 85% equity interest in G+W, which owns the Silver District properties, as security for all amounts outstanding under the credit agreement. In July 2016, we completed a share exchange with Dr. Carson to re-acquire the 15% interest in G+W, and therefore at March 31, 2017 our entire 100% interest in G+W remains pledged as security for outstanding amounts under this credit agreement.

On December 31, 2015 we again amended the credit agreement to increase the borrowing limit to $1,000,000 and extended the maturity date to December 31, 2016.

Finally, on March 31, 2017 with an effective date of December 31, 2016 we again amended the credit agreement to extend the maturity date to December 31, 2018. All other terms of the agreement were unchanged. At March 31, 2017 the Company has an additional $67,500 available under the credit line.

During the three months ended March 31, 2016, draws totaling $35,000 were made and were primarily used to fund working capital and certain obligations due to maintain our mining rights and properties. No draws were made during the three months ended March 31, 2017. At both December 31, 2016 and March 31, 2017 a total of $932,500 was outstanding under this line of credit. In addition, a total of $171,350 and $157,707 of interest has been accrued on this obligation and is included in Interest payable - related parties on the accompanying consolidated balance sheets at March 31, 2017 and December 31, 2016, respectively.

Note 7 – Notes Payable – Related Party

In August 2011, we entered into an unsecured loan from John Power, the Company’s Chief Financial Officer, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and is payable on demand with thirty days’ notice from the lender. During 2014, the Company made payments totaling $5,000 to pay down the principal balance of the note. At both March 31, 2017 and December 31, 2016, the Note balance was $15,000. At March 31, 2017 and December 31, 2016, interest totaling $896 and $676, respectively, was accrued on this note payable and is included in Accrued interest – related parties on the accompanying consolidated balance sheets.

In January 2014, we entered into an additional unsecured loan from Mr. Power, evidenced by a $50,000 promissory note. The promissory note bears interest at 6.75% per annum and is payable on demand with thirty days’ notice from the lender. At March 31, 2017 and December 31, 2016, interest totaling $3,697 and $2,874 was accrued on this note payable and is included in Accrued interest – related parties on the accompanying consolidated balance sheets. At both March 31, 2017 and December 31, 2016, the Note balance was $50,000.

During the third quarter of 2016, we entered into an additional unsecured loan from Mr. Power, evidenced by a $35,000 promissory note that was subsequently paid in full during the fourth quarter of 2016. At December 31, 2016 unpaid accrued interest of $382 remained on this note and was included in Accrued interest – related parties on the accompanying consolidated balance sheet at December 31, 2016. During the three months ended March 31, 2017 the remaining accrued interest of $382 was paid to Mr. Power.

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

In April 2016 the Note holder elected to convert a total of $23,400, consisting of $18,512 of principal and $4,888 of accrued interest. The conversion resulted in the issuance of 600,000 shares of the Company’s common stock. As a result of the conversion, a total of $20,044 of the derivative liability associated with the note was reclassified to additional paid in capital on the conversion date.At both March 31, 2017 and December 31, 2016 the remaining note balance was $33,020.

The note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the note conversion price. Accordingly, the conversion features of the note are considered a discount to the note. However, since the note is payable upon demand by the note holder, the value of the discount was considered interest expense at the time of its inception. The note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes we recognize a gain or loss due to a decrease or increase, respectively, in the fair value of the derivative liability. On March 31, 2017 the fair value of the derivative liability was determined to be $62,070 resulting in a gain on change of the derivative liability of $57,430 for the three months ended March 31, 2017. On March 31, 2016 the fair value of the derivative liability was determined to be $48,750, resulting in a gain on change of the derivative liability of $17,190 for the three months ended March 31, 2016.

We estimate the fair value of this derivative at each balance sheet date until such time the note is paid or converted in full.

We estimated the fair value of the derivative at March 31, 2017 and December 31, 2016 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the note. Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the note.

The following table summarizes the assumptions used to value the derivative liability at March 31, 2017:

Fair value assumptions – derivative:	March 31, 2017
Risk free interest rate	1.03%
Expected term (years)	1.0
Expected volatility	167%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative liability at December 31, 2016:

Fair value assumptions – derivative:	December 31, 2016
Risk free interest rate	0.85%
Expected term (years)	1.0
Expected volatility	158%
Expected dividends	0%

A total of $1,824 and $1,316 of interest had accrued on the note at March 31, 2017 and December 31, 2016, respectively, and is included in Accrued interest on the accompanying consolidated balance sheets.

Note 9 – Equity

Sales of common stock and warrants:

During the three months ended March 31, 2017 we completed private placements of equity securities with two investors in which we sold a total of 1,200,000 units priced at $0.10 per unit, resulting in total proceeds of $120,000. In addition, we also received a subscription for an additional 50,000 units which was recorded as a $5,000 subscription receivable as of March 31, 2017 which was subsequently collected on April 5, 2017.  Each unit was comprised of one share of common stock, and one warrant entitling the holder to purchase one share of common stock at a price of $0.10 per share in cash, and expire December 30, 2017.  The warrants include anti-dilution rights for stock splits, stock dividends and the sale of substantially all the Company's assets. We allocated the proceeds of the offering to additional paid-in capital based on the relative fair values of the equity instruments at the dates of the sale transactions in the following manner: common stock issued at 59%, and the warrants at 41%.

In June 2016, we completed a private placement of equity securities in which we sold 4,875,000 units priced at $0.04 per unit. Each unit was comprised of one share of common stock, one Class A warrant and one Class B warrant, each with original expiration dates of December 30, 2016. The sale resulted in net proceeds of $194,325, which were net of $675 of direct offering costs. Each Class A warrant entitles the holder to purchase one share of common stock at a price of $0.07 per share in cash. Each Class B warrant entitles the holder to purchase one share of common stock at a price of $0.10 per share, exercisable in either cash or pursuant to a cashless exercise. All warrants include anti-dilution rights for stock splits, stock dividends and the sale of substantially all the Company’s assets. We allocated the proceeds of the offering to additional paid-in capital based on the relative fair values of the equity instruments at the dates of the sale transactions in the following manner: common stock issued at 49%, the Class A warrants at 29%, and the Class B warrants at 22%. Both the Class A and Class B warrants were to expire December 30, 2016, but were extended by the Company to February 28, 2017. The Company further extended the expiration date of the Class B warrants to June 30, 2017 for any warrant holders who exercised their Class A warrants in entirety prior to the February 28, 2017 expiration date. During the three months ended March 31, 2017 none of the Class A warrants were exercised prior to expiration, and therefore all the Class A and Class B warrants expired unexercised on February 28, 2017 in accordance with the warrant agreements.

In November 2016, we sold in a private placement of equity securities with two investors for a total of 1,100,000 units priced at $0.10 per unit, resulting in net proceeds of $110,000. Each unit was comprised of one share of common stock, and one warrant entitling the holder to purchase one share of common stock at a price of $0.10 per share in cash, and expire December 30, 2017. The warrants include anti-dilution rights for stock splits, stock dividends and the sale of substantially all the Company’s assets. We allocated the proceeds of the offering to additional paid-in capital based on the relative fair values of the equity instruments at the dates of the sale transactions in the following manner: common stock issued at 59%, and the warrants at 41%.

Investor Relations contract – Mining Clips LLC: On October 15, 2016 the Company executed a letter agreement with Mining Clips LLC, to provide marketing, public relations and outreach management services. The initial term of the agreement was three months and would rollover for additional three month periods until such time a mutually agreed upon change is made, or it is terminated by the Company with thirty days notice prior to the end of the three month period in which the agreement is active. The initial compensation for the services included cash payments totaling $11,250, payable in equal monthly installments during the term of the agreement. As of March 31, 2017 all the monthly installments due have been paid. In addition to the cash payments, a total of 62,500 shares of the Company’s common stock were issued as compensation for the initial three-month service period. The shares issued were valued at $8,125, which was amortized over the three-month service period. The agreement was not renewed after the initial three-month period. A total of $1,354 was amortized during the three months ended March 31, 2017 and is included in general and administrative expenses. In addition, Mining Clips has continued to perform services on an at-will basis for the payment of $1,750 per month.

Note 10 - Commitments and Contingencies

As part of our acquisition of the Silver District properties from Columbus Exploration, we assumed the Red Cloud lease whose initial term expires in August 2026. The lease requires annual advance minimum royalty payments of $10,000 through the term of the lease due on the annual anniversary of the agreement. The lease is also subject to a 2% net production royalty to be paid to the lessor from the sale of precious metals extracted from the leased property. In order to maintain the BLM lode and mill site claims, annual payments are required before the end of August of each year. Payments are also due annually on two patented claims we leased in July 2015 and on our Arizona State Minerals Exploration Permit. As of March 31, 2017, all of these claims and leases are in good standing.

The Mining Option Agreement with Rio Silver as discussed above in Note 3 – Mining Option Agreement, requires the Company to spend $2,000,000 in exploration costs over the three-year period commencing with the execution of the Agreement on October 24, 2016.

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

During the term of the agreement, Magellan shall pay Dr. Carson a base salary in equal semi-monthly installments less required withholding and other applicable taxes. Dr. Carson’s salary shall be set at $6,667 per month during the three-month period from June 1, 2016 through August 31, 2016, and thereafter at $10,000 per month during the nine-month period from September 1, 2016 through May 31, 2017. Until such time as Magellan is properly funded, Magellan may defer and accrue salary owed. If not properly funded before the end of the term, Magellan may at its option issue shares of Magellan common stock as settlement of the accrued salary liability. A total of $90,001 and $8,387 of salary and associated payroll tax obligations pursuant to the agreement, respectively, had been accrued on this obligation and are included in accrued liabilities on the accompanying consolidated balance sheet at March 31, 2017 At December 31, 2016 a total of $60,001 and $5,951 of salary and associated payroll tax obligations, respectively, had been accrued on this obligation and are included in accrued liabilities on the accompanying consolidated balance sheet.

Dr. Carson shall have the right to voluntarily terminate his employment with Magellan during the term. To effect such voluntary termination, Dr. Carson shall provide Magellan at least 60 days advanced written notice of such termination. Upon termination, Dr. Carson shall be paid his base salary through the date of termination, including any amount that may have been deferred and accrued.

Note 12 – Finder’s Agreement

On November 1, 2016 the Company executed a Finder's Agreement ("Agreement"), with a third party consultant to introduce the Company to potential investors beginning with its November 2016 private placement offering. The term of the Agreement is six months, or until the Company informs the consultant it has located investors to purchase the securities. The consultant is to be compensated for the services by cash payments totaling $30,000, payable at or before the termination of the Agreement. As of March 31, 2017 the Company had paid approximately $23,000 to the consultant pursuant to the Agreement, including $12,000 paid during the three months ended March 31, 2017.

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

Management fees to Mr. Power totaling $7,500 for both the three months ended March 31, 2017 and 2016 are included in general and administrative expenses in our statement of operations. At March 31, 2017 and December 31, 2016, $15,000 and $10,000, respectively, of the fees had not been paid and are included in accrued liabilities on the accompanying balance sheets.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	March 31, 2017	December 31, 2016
Accrued interest payable - Mr. Power	$4,593	$3,932
Accrued interest payable - Mr. Gibbs	171,350	157,707

$175,943	$161,639

During the year ended December 31, 2016, we paid a total of $2,500 to Mr. Power representing unpaid accrued interest on notes payable. During the three months ended March 31, 2017, we paid a total of $382 to Mr. Power representing unpaid accrued interest on a note payable.

Advances Payable – Related Party

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

Three Months Ended March 31, 2017
	Advances	Repayments
Mr. Power	$ 120,000	$ 15,000

Three Months Ended March 31, 2016
	Advances	Repayments
Mr. Power	$ 9,650	$ 2,650

At March 31, 2017 a total of $105,000 of short-term advances from related parties were outstanding and are included in advances payable, related party on the accompanying balance sheet. No related party advances were outstanding at December 31, 2016.

The Company also utilizes a credit card owned by Mr. Power to pay travel and other obligations when the availability of cash is limited or the timing of the payments is considered critical. No amounts were outstanding on this credit card at either March 31, 2017 or December 31, 2016.

Note 14 – Subsequent Events

Modifications, conversions and assignment of note payable: On April 14, 2017, the holder of the convertible note elected to convert $20,000 of the outstanding principal into 2,000,000 shares of the Company’s $0.0001 par value common stock. As of the conversion date, the total note principal and accrued interest balance was approximately $34,850.  Immediately prior to the conversion, the Company agreed to reduce the conversion price from $.04 per share to a conversion price of $0.01 per share.  Immediately after the conversion, approximately $14,850 of outstanding principal and accrued interest under the note remained outstanding.  As part of the transaction, the Company also agreed to make a cash payment to the holder of $8,850, representing outstanding principal and interest, and further agreed to reduce the conversion price of the remaining $6,000 due under the note to $0.001. Concurrent with the further reduction of the conversion price, the holder agreed to assign his remaining interest in the note to Bright Star International, Inc. ("Bright Star").

Simultaneously, on April 14, 2017 Bright Star elected to convert $3,000 of the remaining principal balance of the note into 3,000,000 shares of common stock. After the Bright Star conversion, approximately $3,000 of principal remained outstanding under the note. All other terms of the Note remain unchanged.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Magellan,” “we,” “our,” and “us” to refer to Magellan Gold Corporation.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and our interim unaudited condensed financial statements and notes thereto included with this report in Part I, Item 1.

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

On September 30, 2014, we formed and organized a new wholly-owned subsidiary, Gulf + Western Industries, Inc., a Nevada corporation (“Gulf+Western” or “G+W”), to own our Silver District mining interests. On October 1, 2014 we completed the transfer of those assets from Magellan to G+W. At the time of the transfer, Magellan owned all the outstanding common stock of G+W. Effective December 31, 2014, Magellan pledged all its ownership interest in G+W to Mr. John D. Gibbs, a significant shareholder in the Company, as security for outstanding amounts under a line of credit agreement between Magellan and Mr. Gibbs. As of March 31, 2017, the total amount owed under the credit agreement was $1,103,850, which includes $932,500 of principal and $171,350 of accrued interest.

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

On October 24, 2016, the Company entered into a Mining Option Agreement (“Agreement”) between and among Rio Silver Inc., a Canadian company (“Rio Silver”), Minera Rio Plata S.A.C., a Peruvian company and subsidiary of Rio Silver (“Minera”), and Magellan Gold Peru S.A.C., a Peruvian company and wholly owned subsidiary of the Company (“Magellan Peru”) pursuant to which Rio Silver through Minera, granted to the Company the sole and exclusive option to acquire an undivided 50% interest in and to property located in central Peru. Under the terms of the Agreement, the Company has the right to earn an undivided 50% interest in the Niñobamba Silver/Gold Project in central Peru. To earn its 50% interest, the Company must spend $2.0 million in exploration activities in the project over three years. The Niñobamba project is comprised of five concessions that total 36.5 square kilometers (9.026 acres).

On March 3, 2017 the Company entered into a Memorandum of Understanding (“MOU”) with Rose Petroleum plc, a multi-asset natural resource business, to purchase an operating floatation plant that also includes a precious metals leach circuit and associated assets, licenses and agreements (together, the “SDA Mill”) located in the State of Nayarit, Mexico, for a total consideration at closing of US$1.5 million, payable in $1,000,000 in cash and $500,000 in restricted common stock of Magellan. The mill has operated for ten years and has historically produced ore for its current owner or third party toll miners . Under the terms of the MOU, in consideration of a non-refundable $50,000 option payment, the Company has been granted an option to purchase the SDA Mill until June 3, 2017. The option period can be extended for an additional 60 days with another $100,000 payment. The extension payment will be credited against the purchase price if the transaction closes. There is no assurance that we will satisfactorily complete our due diligence and/or raise the necessary capital to consummate this transaction.

Our primary focus is to complete the acquisition of the SDA Mill in Mexico and thereby transform Magellan into a production company, to continue to advance our Arizona and Peru silver projects towards resource definition and eventual development, and possibly to acquire additional mineral rights and conduct additional exploration, development and permitting activities. Our mineral lease payments, permitting applications and exploration and development efforts will require additional capital. We rely upon the sale of our securities as well as advances and loans from executive management and significant shareholders to fund our operations as we have not generated any revenue.

Results of Operations for the three months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016

Operating expenses:
Exploration costs	$ 8,956	$ 1,273
General and administrative expenses	155,116	66,995
Total operating expenses	164,072	62,268

Operating loss	(164,072)	(62,268)

Other income (expense):
Interest expense	(15,193)	(15,420)
Gain (Loss) on change in derivative liability	57,430	17,190
Net loss	$ (121,835)	$ (66,498)

Operating expenses

During the three months ended March 31, 2017, our total operating expenses were $164,072 as compared to $62,268 during the three months ended March 31, 2016.

During the three months ended March 31, 2017 we incurred $8,956 of exploration costs as compared to $1,273 in 2016.  Exploration costs for the three months ended March 31, 2017 are comprised of $7,434 for our consulting geologist, geochemical and maintenance expenses associated with our Silver District claims and $1,522 in various mining related expenses associated with our mining efforts in Peru. Exploration costs for the three months ended March 31, 2016 are comprised of legal title work on existing claims and geologist consulting fees associated with our Silver District project.

General and administrative expenses for the three months ended March 31, 2017 totaling $155,116 as compared to $66,995 for the three months ended March 31, 2016. The $88,121 increase is primarily associated with increases in officer compensation, investor relations and professional legal fees, including $13,247 of professional technical fees associated with our potential acquisition of the SDA Mill in Mexico.  For the three months ended March 31, 2017, administrative expenses were comprised of investor relations fees of $42,039, officer compensation of $32,796, accounting and auditing fees of $27,650, legal fees of $21,990, management fees to Mr. Power of $7,500, administrative service fees of $3,238, other administrative costs including travel and other office related expenses totaling $6,426, and a $230 loss on foreign currency translations associated with out operations in Peru.

On November 1, 2016 the Company executed a Finder's Agreement ("Agreement"), with a third party consultant to introduce the Company to potential investors beginning with its November 2016 private placement offering. The term of the Agreement is six months, or until the Company informs the consultant it has located investors to purchase the securities. The consultant is to be compensated for the services by cash payments totaling $30,000, payable at or before the termination of the Agreement. During the three months ended March 31, 2017 the Company paid the consultant a total of $12,000, which is included in investor relations expenses for the three months ended March 31, 2017. As of March 31, 2017 the Company had paid approximately $23,000 to the consultant pursuant to the Agreement.

On June 1, 2016 we executed an employment agreement with Dr. Pierce Carson in which Dr. Carson assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The term of the agreement covers the period from June 1, 2016 to May 31, 2017. During the term of the agreement, Dr. Carson will be paid a base salary in equal semi-monthly installments. Dr. Carson's salary is set at $6,667 per month during the three-month period from June 1, 2016 through August 31, 2016, and thereafter at $10,000 per month during the nine-month period from September 1, 2016 through May 31, 2017. A total of $32,796 representing Dr. Carson's base salary and applicable payroll taxes was expensed and is included in general and administrative expenses for the three months ended March 31, 2017.  As of March 31, 2017 all of the salary and payroll expense totaling $98,388 was unpaid and is included in accrued liabilities on the accompanying consolidated balance sheets.

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

Interest expense for the three months ended March 31, 2017 and 2016 totaled $15,193 and $15,420, respectively, and is primarily attributable to our related party line of credit, which accrues interest at the rate of 6.0% per year, and our related party notes payable which accrue interest at a weighted average interest rate of 6.58%.

In addition, in October 2014 we converted certain amounts payable to a legal services provider into a Convertible Note Payable. Interest accrues quarterly on the outstanding principal and interest balances of the Note at 6% per annum. At March 31, 2017 the note balance was $33,020 together with accrued interest of

$1,824. At December 31, 2016 the note balance was $33,020 with accrued interest of $1,316. The note principal and accrued interest was convertible at any time into shares of common stock at a conversion price of $0.039. Subsequent to March 31, 2017 there were various transactions regarding this note, which are discussed in Note 14 – Subsequent Events, in the accompanying Notes to Consolidated Financial Statements included in this quarterly report.

The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price. Accordingly, the conversion features of the Note are considered a discount to the Note. The Note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes we recognize a gain or loss due to a decrease or increase, respectively, in the fair value of the derivative liability. As a result of this evaluation, for the three months ended March 31, 2017 and 2016, we recorded a gain on the change in the derivative liability of $57,430 and $17,190, respectively.

We estimated the fair value of the derivative at March 31, 2017 and December 31, 2016 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note. Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.

The following table summarizes the assumptions used to value the derivative liability at March 31, 2017:

Fair value assumptions – derivative:	March 31, 2017
Risk free interest rate	1.03%
Expected term (years)	1.0
Expected volatility	167%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative liability at December 31, 2016:

Fair value assumptions – derivative:	December 31, 2016
Risk free interest rate	0.85%
Expected term (years)	1.0
Expected volatility	158%
Expected dividends	0%

Liquidity and Capital Resources:

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At March 31, 2017, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $2,043,764. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

On December 31, 2015 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit to $1,000,000, which provides the Company an additional $67,500 available under the credit line at March 31, 2017. And effective December 31, 2016 we amended the agreement to extend the maturity date to December 31, 2018. As part of a 2014 amendment, we pledged our ownership interest in our subsidiary, G+W, which owns all our ownership interests in the Silver District properties, as security for all amounts outstanding under the credit agreement.

During the quarter ended March 31, 2017 we sold 1,200,000 units consisting of common stock and warrants and realized net proceeds of $120,000. The proceeds were generally used to fund certain investing activities and for general working capital. In addition, we also received a subscription for an additional 50,000 units which was recorded as a $5,000 subscription receivable as of March 31, 2017 which was subsequently collected on April 5, 2017.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(106,897)	$(40,725)
Net cash used in investing activities	(108,297)	-
Net cash provided by financing activities	225,000	42,000
Effect of foreign currency exchange	(130)	-

Net increase in cash and cash equivalents	9,676	1,275
Cash and cash equivalents beginning of period	485	867
Cash and cash equivalents end of period	$10,161	$2,142

At March 31, 2017, we had $10,161 in cash and a $1,452,233 working capital deficit. This compares to cash of $485 and a working capital deficit of $1,413,221 at December 31, 2016.

Net cash used in operating activities during the three months ended March 31, 2017 was $106,897 and was mainly comprised of our $121,835 net loss during the period, adjusted by a non-cash charge of $11,979 representing the amortization of certain service contracts, and the gain on a decrease in our derivative liability of $57,430.  In addition, it reflects an increase in prepaid expenses and other assets totaling $20,200, as well as increases in accounts payable and accrued expenses totaling $65,777, and increases in accrued interest totaling $14,812 representing accrued interest on our related party line of credit and related party and other notes payable.

Net cash used in operating activities during the three months ended March 31, 2016 was $40,725 and was mainly comprised of our $66,498 net loss during the period, adjusted by a non-cash charge of $12,500 representing the amortization of deferred compensation, and the gain on a decrease in our derivative liability of $17,190. In addition, it reflects an increase in prepaid expenses and other assets totaling $6,466, as well as increases in accounts payable and accrued expenses totaling $21,509, and increases in accrued interest totaling $15,420 representing accrued interest on our related party line of credit and related party and other notes payable.

During the three months ended March 31, 2017, our net cash used in investing activities was $108,297. During the quarter we completed the second of two private placement unit financings in Rio Silver Inc. (“Rio”), associated with our mining option agreement with Rio. The private placement resulted in the Company obtaining an additional 1,250,000 units at a price of Cdn$0.06, which included one share of Rio

Silver common stock and one warrant to purchase one share of Rio Silver common stock for Cdn$0.06 which expire on July 19, 2018. The cost of the units in the second private placement totaled USD $58,297.

In addition, on March 3, 2017 the Company entered into a Memorandum of Understanding (“MOU”) with Rose Petroleum plc, a multi-asset natural resource business, to purchase an operating floatation plant that also includes a precious metals leach circuit and associated assets, licenses and agreements (together, the “SDA Mill”) located in the State of Nayarit, Mexico, for a total consideration at closing of US$1.5 million, payable in $1,000,000 in cash and $500,000 in restricted common stock of Magellan. The mill has operated for ten years and currently is engaged in toll milling for third party ore producers. Under the terms of the MOU, in consideration of a non-refundable $50,000 option payment, the Company has been granted an option until June 3, 2017 to purchase the SDA Mill. The option period can be extended for an additional 60 days with another $100,000 payment. The extension payment will be credited against the purchase price if the transaction closes.

During the three months ended March 31, 2016 we had no investing activity transactions.

During the three months ended March 31, 2017, net cash provided by financing activities was $225,000. During the quarter, Mr. Power, an executive and director, advanced the Company a total of $120,000 of which $15,000 was repaid during the quarter. In addition, during the three months ended March 31, 2017 we completed a private placement of equity securities with two investors in which we sold a total of 1,200,000 units priced at $0.10 per unit, resulting in total proceeds of $120,000. Each unit was comprised of one share of common stock, and one warrant entitling the holder to purchase one share of common stock at a price of $0.10 per share in cash, and expire December 30, 2017.

During the three months ended March 31, 2016, net cash provided by financing activities was $42,000, which primarily represents additional borrowings of $35,000 under our credit agreement with Mr. Gibbs. In addition, we received $9,650 in advances from Mr. Power, of which $2,650 was repaid during the quarter.

Also, Magellan Gold Peru (“MGP”), a wholly owned subsidiary of Magellan Gold Corporation (“MGC”), maintains its operations in the Peruvian Sol, its functional currency. The accounts of MGP are translated to US dollars upon consolidation for reporting purposes. Amounts representing funds owed to MGC for operating advances resulted in a currency translation difference of $130, which was recorded as a component of the consolidated comprehensive loss at March 31, 2017.

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

Foreign Currency Translations

The Company maintains its accounting records in US Dollars. Our operating subsidiary, Magellan Gold Peru S.A.C. is located in Peru and maintains its accounting records in the Peruvian Sol, which is its functional currency. The subsidiary's transactions are recorded in the respective functional currencies of the Company and its subsidiaries, and are reported to the Company in Peruvian Soles. For reporting, the Company translates the subsidiary's transactions and accounts to US Dollars at exchange rates approximating those ruling at the transaction dates. Exchange gains and losses are recorded in the statements of income and comprehensive income.  Assets and liabilities of the Company and its subsidiaries are translated into the U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates. Translation adjustments are reported as a separate component of other comprehensive income in the consolidated statements of operations and comprehensive loss.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any abandonment or impairment losses. Proven and probable reserves have not been established for mineral rights as of March 31, 2017. At March 31, 2017 mineral rights totaling $323,200 were net of $117,857 of impairment and abandonment charges. No impairment charges were recognized for either the three months ended March 31, 2017 or 2016.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements and the effect of net operating losses based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At March 31, 2017 the Company had no uncertain tax positions.

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the three months ended March 31, 2017 and 2016, potential common shares associated with convertible notes payable and outstanding warrants to purchase common stock have been omitted from the net loss per common share computation as they are anti-dilutive due to the net loss for these years.

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

Subsequent Events

Modifications, conversions and assignment of note payable: On April 14, 2017, the holder of the convertible note elected to convert $20,000 of the outstanding principal into 2,000,000 shares of the Company's common stock. As of the conversion date, the total note principal and accrued interest balance was approximately $34,850.  Immediately prior to the conversion, the Company agreed to reduce the conversion price from $.04 per share to a conversion price of $0.01 per share.  Immediately after the conversion, approximately $14,850 of outstanding principal and accrued interest under the note remained outstanding.  As part of the transaction, the Company also agreed to make a cash payment to the holder of $8,850, representing outstanding principal and interest, and further agreed to reduce the conversion price of the remaining $6,000 due under the note to $0.001. Concurrent with the further reduction of the conversion price, the holder agreed to assign his remaining interest in the note to Bright Star International, Inc. ("Bright Star").

Simultaneously, on April 14, 2017 Bright Star elected to convert $3,000 of the remaining principal balance of the note into 3,000,000 shares of common stock. After the Bright Star conversion, approximately $3,000 of principal remained outstanding under the note. All other terms of the Note remain unchanged.

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

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of such date as a result of a material weakness in our internal control over financial reporting due to lack of segregation of duties, a limited corporate governance structure, and lack of a formal review process that includes multiple levels of review as discussed in Item 9A of our Form 10-K for the fiscal year ended December 31, 2016.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. to Part I. of our Annual Report on Form 10-K for the year ended December 31, 2016

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Dated: May 18, 2017

MAGELLAN GOLD CORPORATION

By: /s/ W. Pierce Carson

W. Pierce Carson

President, Chief Executive Officer

(Principal Executive Officer),

By: /s/ John C. Power

John C. Power

Chief Financial Officer

(Principal Accounting Officer)