Form 10-Q
period 2017-06-30
MAGELLAN GOLD Corp
filed 2017-08-18
CIK 1515317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is an emerging growth company as deﬁned in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company[X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

On August 15, 2017, there were 74,380,548 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

MAGELLAN GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$ 7,487	$ 485
Prepaid expenses	37,500	25,729
Option to acquire SDA mill	150,000	-

Total current assets	194,987	26,214
Mineral rights, net of impairment	323,200	323,200
Prepaid expenses	5,417	29,792
Investment in Rio Silver equity securities at cost	118,050	59,753
Total assets	$ 641,654	$ 438,959

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 114,102	$ 50,868
Accrued liabilities	153,683	75,592
Line of credit - related party	932,500	932,500
Notes payable - related parties	340,000	65,000
Accrued interest - related parties	191,696	161,639
Convertible note payable	3,000	33,020
Accrued interest	38	1,316
Advances payable, related party	500	-
Derivative liability	333,300	119,500

Total current liabilities	2,068,819	1,439,435
Shareholders' deficit:

Preferred shares, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-

Common shares - $0.001 par value; 100,000,000 shares authorized, 70,880,548 and 64,630,548 shares issued and outstanding	70,881	64,631
Additional paid-in capital	1,440,648	856,822
Accumulated other comprehensive loss	(520)	-
Accumulated deficit	(2,938,174)	(1,921,929)
Shareholders' deficit	(1,427,165)	(1,000,476)
Total liabilities and shareholders' deficit	$ 641,654	$ 438,959

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Operating expenses:
Exploration costs	$ 33,905	$ 17,891	$ 42,861	$ 19,164
General and administrative expenses	131,399	73,681	286,515	140,676
Total operating expenses	165,304	91,572	329,376	159,840

Operating loss	(165,304)	(91,572)	(329,376)	(159,840)

Other income (expense):
Interest expense	(15,800)	(15,283)	(30,993)	(30,703)
Loss on change in derivative liability	(713,306)	(163,724)	(655,876)	(146,534)
Net loss	(894,410)	(270,579)	(1,016,245)	(337,077)
Net loss attributable to noncontrolling interest	-	(3,949)	-	(7,347)
Net loss attributable to common shareholders	(894,410)	(266,630)	(1,016,245)	(329,730)
Other comprehensive income (loss)
Foreign currency translation	(390)	-	(520)	-
Net comprehensive loss	$ (894,800)	$ (266,630)	$ (1,016,765)	$ (329,730)

Basic and diluted net loss per common
share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Basic and diluted weighted-average
common shares outstanding	70,111,317	51,071,014	67,889,112	49,970,053

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six months ended June 30
	2017	2016
Operating activities:
Net loss	$ (1,016,245)	$ (337,077)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of deferred compensation	-	20,833
Amortization of service contracts	32,804	-
Loss on change in derivative liability	655,876	146,534
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(20,200)	(3,191)
Accounts payable and accrued expenses	132,475	8,129
Accrued interest	30,609	28,203
Net cash used in operating activities	(184,681)	(136,569)
Investing activities:
Purchase of Rio Silver equity securities	(58,297)	-
Payment of option to acquire SDA mill	(150,000)	-
Payment of deposit on investment in mineral properties	-	(12,000)
Net cash used in investing activities	(208,297)	(12,000)
Financing activities:
Advances on line of credit - related party	-	45,000
Proceeds from advances from related parties	20,550	12,650
Payments on advances from related parties	(20,050)	(12,650)
Proceeds from notes payable - related parties	275,000	-
Proceeds from sale of common stock and warrants	125,000	194,325
Net cash provided by financing activities	400,500	239,325
Effect of foreign currency exchange	(520)	-
Net increase in cash	7,002	90,756
Cash at beginning of period	485	867
Cash at end of period	$ 7,487	$ 91,623
Supplemental disclosure of cash flow information
Cash paid for interest	$ 382	$ 2,500
Cash paid for income taxes	$ -	$ -
Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable to common stock	$ 23,000	$ 23,400
Reclassifications of derivative liability to APIC	$ 442,076	$ 20,044
Reclassifications of convertible note payable and accrued interest to accounts payable	$ 8,850	$ -

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

On October 24, 2016, the Company entered into a Mining Option Agreement (“Option Agreement”) between and among Rio Silver Inc., a Canadian company (“Rio Silver”), Minera Rio Plata S.A.C. (“Minera”), a Peruvian company and subsidiary of Rio Silver, and Magellan Gold Peru S.A.C. (“Magellan Peru”), a Peruvian company and wholly owned subsidiary of the Company pursuant to which Rio Silver through Minera granted to the Company a sole and exclusive option to acquire an undivided 50% interest in and to property located in central Peru. Further information regarding the Option Agreement is included below in Note 3– Mining Option Agreement.

On March 3, 2017 the Company entered into a Memorandum of Understanding (“MOU”) with Rose Petroleum plc, a multi-asset natural resource business, to purchase an operating floatation plant that also includes a precious metals leach circuit and associated assets, licenses and agreements (together, the “SDA Mill”) located in the State of Nayarit, Mexico, for a total consideration at closing of US$1.5 million, payable in $1,000,000 in cash and $500,000 in restricted common stock of Magellan. The mill has operated for ten years and has historically produced ore for its current owner or third party toll miners . Under the terms of the MOU, in consideration of a non-refundable $50,000 option payment, the Company has been granted an option to purchase the SDA Mill until June 3, 2017.  The option period has been extended for an additional 60 days with another $100,000 payment made during the quarter.  The extension payment will be credited against the purchase price if the transaction closes.  There is no assurance that we will satisfactorily complete our due diligence and/or raise the necessary capital to consummate this transaction.

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

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2017 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2016.

Our consolidated financial statements include our accounts and the accounts of our subsidiaries, Gulf + Western Industries, Inc., and Magellan Gold Peru S.A.C. All intercompany transactions and balances have been eliminated.

Foreign Currency Translations

The Company maintains its accounting records in US Dollars. Our operating subsidiary, Magellan Gold Peru S.A.C. is located in Peru and maintains its accounting records in the Peruvian Sol, which is its functional currency. The subsidiary’s transactions are recorded in the respective functional currencies of the Company and its subsidiaries, and are reported to the Company in Peruvian Soles. For reporting, the Company translates the subsidiary’s transactions and accounts to US Dollars at exchange rates approximating those ruling at the transaction dates. Exchange gains and losses are recorded in the statements of income and comprehensive income.  Assets and liabilities of the Company and its subsidiaries are translated into the U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates.  Translation adjustments are reported as a separate component of other comprehensive income in the consolidated statements of operations and comprehensive loss.

Liquidity and Going Concern

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At June 30, 2017, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $2,938,174.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

On December 31, 2015 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit to $1,000,000, which provides the Company an additional $67,500 available under the credit line at June 30, 2017.  And effective December 31, 2016 we amended the agreement to extend the maturity date to December 31, 2018.  As part of a 2014 amendment, we pledged our ownership interest in our subsidiary, G+W, which owns all our ownership interests in the Silver District properties, as security for all amounts outstanding under the credit agreement.

During the six months ended June 30, 2017 we sold 1,250,000 units consisting of common stock and warrants and realized net proceeds of $125,000. The proceeds were generally used to fund certain investing activities and for general working capital.

During the quarter ended June 30, 2017 we received a total of $275,000 from related parties in the form of short-term loans. The proceeds were also generally used to fund payments and expenses associated with our planned acquisition of the SDA mill and for general working capital.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock.

Note 2 – Mineral Rights and Properties

At both of June 30, 2017 and December 31, 2016, our mineral rights and properties were $323,200 associated with our Silver District claims. We updated our impairment analysis as of June 30, 2017, and concluded that the carrying value is not impaired.

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

In August 2016, we renewed the BLM lode and mill site claims in La Paz County, Arizona with the Bureau of Land Management and these claims will remain in good standing through August 31, 2017.   Before August 31, 2017, the Company will renew the lode and mill site claims with the BLM for another year. Additionally, in both August 2016 and 2015, we made advance minimum royalty payments of $10,000 to a third party landowner on the Red Cloud lease, which includes the Red Cloud Patented claim and two BLM lode claims.  We will continue to make such payments in 2017. We also expanded the Arizona State

Exploration Permit to approximately 334.85 acres on the Arizona State section that comprises part of our Silver District land package and are current on our obligations under this permit.

On July 9, 2015, G+W entered into two Lease and Purchase Agreements (“Agreements”) with an individual that grant the Company certain exploration and mining rights for two patented lode claims located in the Silver District, La Paz County, Arizona. The Agreements provide for scheduled variable annual advance minimum royalty payments to the lessor. In addition, the Agreements have an initial term of 20 years, and provide for the purchase of the properties for $125,000 each during the term of the lease, net of any advance royalty payments made up to the date of the purchase. The Company paid the initial advance royalty payments totaling $3,000 and advance royalty payments of $1,000 in July 2016 to maintain these Agreements. In 2017, we will pay advance royalty payments of $1,000 on these Agreements. Due to an uncertainty associated with the clarification of the legal title for these two patented lode claims, these payments have not been capitalized as mining rights, and therefore are included in exploration costs during the period in which the obligation was due.

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

In addition to the deposit, the Company was obliged to subscribe to two private placement unit financings in Rio Silver, each for aggregate proceeds of Cdn$75,000. The Company completed the first unit private placement on August 23, 2016. The first placement included 1,500,000 units priced at Cdn$0.05, which included one share of Rio Silver common stock and one warrant to purchase one share of Rio Silver common stock for Cdn$0.05 which expire on February 23, 2018. The cost of the units in the first private placement totaled USD $59,753. The second placement included 1,250,000 units priced at Cdn$0.06, which was completed on January 19, 2017, and included one share of Rio Silver common stock and one warrant to purchase one share of Rio Silver common stock for Cdn$0.06 which expire on July 19, 2018. The cost of the units in the second private placement totaled USD $58,297. Each of these transactions were recorded as an investment in Rio Silver equity securities and included on the accompanying consolidated balance sheets at June 30, 2017 and December 31, 2016.

Under the terms of the Agreement, the Company has the right to earn an undivided 50% interest in the Niñobamba Silver/Gold Project in central Peru. To earn its 50% interest, the Company must spend $2.0 million in exploration over three years. The Niñobamba project is comprised of five concessions that total 36.5 square kilometers (9,026 acres). The concessions include the original Rio Silver concession, three concessions recently acquired from a Peruvian company owned jointly by Newmont Mining Corporation and Southern Peru Copper Corporation, and one concession for which application was made, and which is expected to be granted in 2017.

Note 4 – Option to Acquire SDA Mill

On March 3, 2017 the Company entered into a Memorandum of Understanding (“MOU”) with Rose Petroleum plc, a multi-asset natural resource business, to purchase an operating floatation plant that also includes a precious metals leach circuit and associated assets, licenses and agreements (together, the “SDA Mill”) located in the State of Nayarit, Mexico, for a total consideration at closing of US$1.5 million, payable in $1,000,000 in cash and $500,000 in restricted common stock of Magellan. Under the terms of the MOU, in consideration of a non-refundable $50,000 option payment, the Company was  granted an option until June 3, 2017 to purchase the SDA Mill.  The option period was extended for an additional 60 days with another $100,000 payment made during the quarter ended June 30, 2017.  The extension payment will be credited against the purchase price if the transaction closes.  On August 14, 2017, as required by Amendment No. 1, the Company provided the seller executed bridge loan commitments aggregating $900,000 available to fund the purchase transaction. The Company's provision of the commitment letters resulted in the extension of the purchase option until either the transaction is consummated or abandoned by the parties. There is no assurance that we will satisfactorily complete our due diligence and/or raise the necessary capital to consummate this transaction.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value at June 30, 2017	Fair Value Measurement at June 30, 2017
		Level 1	Level 2	Level 3

Derivative conversion option liability	$333,300	$-	$-	$333,300

	Fair Value at December 31, 2016	Fair Value Measurement at December 31, 2016
		Level 1	Level 2	Level 3

Derivative conversion option liability	$119,500	$-	$-	$119,500

A summary of the activity of the derivative liability is shown below:

Balance December 31, 2016	$ 119,500
Total losses (unrealized, realized) included in net loss	655,876
Reclassifications of derivative liability to APIC	(442,076)

Balance June 30, 2017	$ 333,300

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

On December 31, 2014, we again amended the credit agreement to increase the borrowing limit to $900,000 and extend the maturity date to December 31, 2015.  As part of the 2014 amendment and the subsequent appointment of Dr. Pierce Carson as the President, CEO and Director of G+W effective June 1, 2015, we had pledged all of our 85% equity interest in G+W, which owns the Silver District properties, as security for all amounts outstanding under the credit agreement.  In July 2016, we completed a share exchange with Dr. Carson to re-acquire the 15% interest in G+W, and therefore at June 30, 2017 our entire 100% interest in G+W remains pledged as security for outstanding amounts under this credit agreement.

On December 31, 2015 we again amended the credit agreement to increase the borrowing limit to $1,000,000 and extended the maturity date to December 31, 2016.

Finally, on March 31, 2017 with an effective date of December 31, 2016 we again amended the credit agreement to extend the maturity date to December 31, 2018.  All other terms of the agreement were unchanged. At June 30, 2017 the Company has an additional $67,500 available under the credit line.

During the six months ended June 30, 2016, draws totaling $45,000 were made and were primarily used to fund working capital and certain obligations due to maintain our mining rights and properties.  No draws were made during the six months ended June 20, 2017. At both December 31, 2016 and June 30, 2017 a total of $932,500 was outstanding under this line of credit.  In addition, a total of $185,299 and $157,707 of interest has been accrued on this obligation and is included in Accrued interest - related parties on the accompanying consolidated balance sheets at June 30, 2017 and December 31, 2016, respectively.

Note 7 – Notes Payable – Related Parties

In August 2011, we entered into an unsecured loan from John Power, the Company’s Chief Financial Officer, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and is payable on demand with thirty days’ notice from the lender. During 2014, the Company made payments totaling $5,000 to pay down the principal balance of the note.  At both June 30, 2017 and December 31, 2016, the note balance was $15,000. At June 30, 2017 and December 31, 2016, interest totaling $1,119 and $676, respectively, was accrued on this note payable and is included in Accrued interest – related parties on the accompanying consolidated balance sheets.

In January 2014, we entered into an additional unsecured loan from Mr. Power, evidenced by a $50,000 promissory note. The promissory note bears interest at 6.75% per annum and is payable on demand with thirty days’ notice from the lender. At June 30, 2017 and December 31, 2016, interest totaling $4,538 and

$2,874, respectively, was accrued on this note payable and is included in Accrued interest – related parties on the accompanying consolidated balance sheets.  At both June 30, 2017 and December 31, 2016, the note balance was $50,000.

During the third quarter of 2016, we entered into an additional unsecured loan from Mr. Power, evidenced by a $35,000 promissory note that was subsequently paid in full during the fourth quarter of 2016. At December 31, 2016 unpaid accrued interest of $382 remained on this note and was included in Accrued interest – related parties on the accompanying consolidated balance sheet at December 31, 2016. During the six months ended June 30, 2017 the remaining accrued interest of $382 was paid to Mr. Power.

On May 31, 2017 we entered into three short-term notes with Mr. Gibbs, Dr. Carson and Mr. Power in the principal amounts of $100,000, $25,000 and $25,000, respectively. The notes bear interest at 6% and mature on November 15, 2017. As of June 30, 2017 a total of $740 of interest had accrued on these notes.

On June 30, 2017 we entered into an additional secured loan for advances from Mr. Power and evidenced by a $125,000 promissory note. The promissory note bears interest at 6% per annum and matures on December 31, 2017.  The note is collateralized by our investment in Rio Silver shares and warrants.

Note 8 – Convertible Note Payable and Derivative Liability

On October 1, 2014, we issued a convertible promissory note to a provider of legal services in the original principal amount of $51,532.  The note was issued to evidence the Company’s indebtedness for legal services previously rendered. Interest accrues quarterly on the outstanding principal and interest balance of the Note at 6% per annum. The principal plus accrued and unpaid interest was due upon five days’ written demand of the note holder.  The note is unsecured.

The note principal and accrued interest was convertible at any time into shares of common stock at a conversion price of $0.039, which represented the closing bid price of the common stock on the OTC Bulletin Board on the date of issuance.

In April 2016 the note holder elected to convert a total of $23,400, consisting of $18,512 of principal and $4,888 of accrued interest. The conversion resulted in the issuance of 600,000 shares of the Company’s common stock. As a result of the conversion, a total of $20,044 of the derivative liability associated with the note was reclassified to additional paid in capital on the conversion date. At December 31, 2016 the remaining note balance was $33,020.

On April 14, 2017 the Company and the note holder agreed to modify the terms of the note to reduce the conversion rate from $0.039 to $0.01, and the maturity terms from five days written demand to 180 days. Immediately subsequent to the modifications, the note holder converted $20,000 of the principal into 2,000,000 shares of common stock. This transaction resulted in a total of $173,146 of the derivative liability reclassified to additional paid-in capital. Immediately following the conversion, the note principal balance was $13,020 together with accrued interest of $1,830. The Company agreed to pay the note holder $8,850 in cash consisting of $7,020 of principal and the $1,830 accrued interest. The agreement to pay the principal and accrued interest in cash resulted in a $76,621 reduction of the derivative liability, which was recorded as a gain on change of the derivative liability. As of June 30, 2017 this amount had not been paid and is included in accounts payable. Following these transactions the note had a principal balance of $6,000 and no accrued interest.

Immediately following the modifications and conversion, the note holder agreed to sell the note to a third party, Bright Star International, Inc. (“Bright Star”), with which the Company subsequently entered into an investor and public relations consulting agreement effective May 22, 2017. Upon the sale of the note to Bright Star, the Company again agreed to further reduce the conversion rate from $0.01 to $0.001. All other provisions of the note remained unchanged. Bright Star elected to convert $3,000 of the remaining principal into 3,000,000 shares of the Company’s common stock. This transaction resulted in a total of $268,930 of the derivative liability transferred to Additional paid-in capital.  As of June 30, 2017 the note had a principal balance of $3,000 and had accrued additional interest of $38.

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

The note is evaluated quarterly or upon a triggering event, and upon any valuations in which the value of the discount changes we recognize a gain or loss due to a decrease or increase, respectively, in the fair value of the derivative liability.  We estimate the fair value of the derivative using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the note.

The note was evaluated upon the initial change in the conversion rate from $0.039 to $0.01. This evaluation resulted in an increase of the liability and a loss on change of the derivative liability of $239,640.  The note was again evaluated upon the additional reduction of the conversion rate from $0.01 to $0.001. This evaluation resulted in an increase of the liability and a loss on change of the derivative liability of $485,917.

The following table summarizes the assumptions used to value the derivative liability on April 14 for each change in the conversion rate:

Fair value assumptions – derivative:	April 14, 2017
Risk free interest rate	1.03%
Expected term (years)	1.0
Expected volatility	154%
Expected dividends	0%

Finally, on June 30, 2017 the fair value of the derivative liability was determined to be $333,300 resulting in an additional loss on change of the derivative liability of $64,370 at June 30, 2017. The quarterly and special evaluations combined with the gain resulting from the agreement to pay a portion of the principal and interest to the original note holder have resulted in a total loss on changes of the derivative liability of $713,306 and $655,876 for the three and six-months ended June 30, 2017, respectively. For the three and six months ended June 30, 2016 we recorded losses on the change in the derivative liability of $163,724 and $146,534, respectively.

The following table summarizes the assumptions used to value the derivative liability at June 30, 2017:

Fair value assumptions – derivative:	June 30, 2017
Risk free interest rate	1.24%
Expected term (years)	1.0
Expected volatility	161%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative liability at December 31, 2016:

Fair value assumptions – derivative:	December 31, 2016
Risk free interest rate	0.85%
Expected term (years)	1.0
Expected volatility	158%
Expected dividends	0%

A total of $38 and $1,316 of interest had accrued on the note at June 30, 2017 and December 31, 2016, respectively, and is included in Accrued interest on the accompanying consolidated balance sheets.

Note 9 – Equity

Sales of common stock and warrants:

During the six months ended June 30, 2017 we completed private placements of equity securities with three investors in which we sold a total of 1,250,000 units priced at $0.10 per unit, resulting in total proceeds of $125,000. Each unit  comprised of one share of common stock, and one warrant entitling the holder to purchase one share of common stock at a price of $0.10 per share in cash, and expire December 30, 2017.  The warrants include anti-dilution rights for stock splits, stock dividends and the sale of substantially all the Company’s assets. We allocated the proceeds of the offering to additional paid-in capital based on the relative fair values of the equity instruments at the dates of the sale transactions in the following manner: common stock issued at 59%, and the warrants at 41%.

In June 2016, we completed a private placement of equity securities in which we sold 4,875,000 units priced at $0.04 per unit. Each unit was comprised of one share of common stock, one Class A warrant and one Class B warrant, each with original expiration dates of December 30, 2016. The sale resulted in net proceeds of $194,325, which were net of $675 of direct offering costs. Each Class A warrant entitles the holder to purchase one share of common stock at a price of $0.07 per share in cash. Each Class B warrant entitles the holder to purchase one share of common stock at a price of $0.10 per share, exercisable in either cash or pursuant to a cashless exercise. All warrants include anti-dilution rights for stock splits, stock dividends and the sale of substantially all the Company’s assets. We allocated the proceeds of the offering to additional paid-in capital based on the relative fair values of the equity instruments at the dates of the sale transactions in the following manner: common stock issued at 49%, the Class A warrants at 29%, and the Class B warrants at 22%.  Both the Class A and Class B warrants were to expire December 30, 2016, but were extended by the Company to February 28, 2017.  The Company further extended the expiration date of the Class B warrants to June 30, 2017 for any warrant holders who exercised their Class A warrants in entirety prior to the February 28, 2017 expiration date. None of the Class A warrants were exercised prior to expiration, and therefore all the Class A and Class B warrants expired unexercised on February 28, 2017, in accordance with the warrant agreements.

In November 2016, in a private placement of equity securities with two investors we sold 1,100,000 units priced at $0.10 per unit, resulting in net proceeds of $110,000. Each unit  comprised of one share of common stock, and one warrant entitling the holder to purchase one share of common stock at a price of $0.10 per share in cash, and expire December 30, 2017.  The warrants include anti-dilution rights for stock splits, stock dividends and the sale of substantially all the Company’s assets. We allocated the proceeds of the offering to additional paid-in capital based on the relative fair values of the equity instruments at the dates of the sale transactions in the following manner: common stock issued at 59%, and the warrants at 41%.

Investor Relations contract – Mining Clips LLC: On October 15, 2016 the Company executed a letter agreement with Mining Clips LLC, to provide marketing, public relations and outreach management services. The initial term of the agreement was three months and would rollover for additional three month periods until such time a mutually agreed upon change is made, or it is terminated by the Company with thirty days notice prior to the end of the three month period in which the agreement is active. The initial compensation for the services included cash payments totaling $11,250, payable in equal monthly installments during the term of the agreement. As of June 30, 2017 all the monthly installments due have been paid. In addition to the cash payments, a total of 62,500 shares of the Company’s common stock were issued as compensation for the initial three-month service period. The shares issued were valued at $8,125, which was amortized over the three-month service period. The agreement was not renewed after the initial three-month period. No additional shares of the Company’s common stock have been issued under this agreement and the original agreement has been terminated. However, Mining Clips has continued to perform services on an at-will basis for a fee $1,750 per month.

Note 10 - Commitments and Contingencies

As part of our acquisition of the Silver District properties from Columbus Exploration, we assumed the Red Cloud lease whose initial term expires in August 2026. The lease requires annual advance minimum royalty payments of $10,000 through the term of the lease due on the annual anniversary of the agreement.  The lease is also subject to a 2% net production royalty to be paid to the lessor from the sale of precious metals extracted from the leased property.   In order to maintain the BLM lode and mill site claims, annual payments are required before the end of August of each year. Payments are also due annually on two patented claims we leased in July 2015 and on our Arizona State Minerals Exploration Permit.  As of June 30, 2017, all of these claims and leases are in good standing.

The Mining Option Agreement with Rio Silver as discussed above in Note 3 – Mining Option Agreement, requires the Company to spend $2,000,000 in exploration costs over the three-year period commencing with the execution of the Agreement on October 24, 2016.

Note 11 – Executive Employment Agreement:

On June 1, 2016 we executed an employment agreement with Dr. Carson in which he assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The agreement also provided that Dr. Carson be appointed a Director of Magellan Gold Corporation, and effective June 30, 2016, Dr. Carson was appointed a Director of Magellan. The term of the agreement covered the period from June 1, 2016 to May 31, 2017. Prior to expiration of the initial term, Magellan and Dr. Carson may agree to extend the Term under new terms of compensation and conditions of employment, it being agreed that any such extension must be in writing signed by both parties. On June 1, 2017, Dr. Carson and the Company agreed to extend the term of the agreement to May 31, 2018, with all terms of the original agreement remaining unchanged.

During the term of the agreement, Magellan shall pay Dr. Carson a base salary in equal semi-monthly installments less required withholding and other applicable taxes. Dr. Carson’s salary shall be set at $6,667 per month during the three-month period from June 1, 2016 through August 31, 2016, and thereafter at $10,000 per month during the nine-month period from September 1, 2016 through May 31, 2017. Until such time as Magellan is properly funded, Magellan may defer and accrue salary owed.  If not properly funded before the end of the term, Magellan may at its option issue shares of Magellan common stock as settlement of the accrued salary liability. A total of $120,001 and $11,182 of salary and associated payroll tax obligations pursuant to the agreement, respectively, had been accrued on this obligation and are included in accrued liabilities on the accompanying consolidated balance sheets at June 30, 2017. At December 31, 2016 a total of $60,001 and $5,951 of salary and associated payroll tax obligations, respectively, had been accrued on this obligation and are included in accrued liabilities on the accompanying consolidated balance sheets.

Dr. Carson shall have the right to voluntarily terminate his employment with Magellan during the term. To effect such voluntary termination, Dr. Carson shall provide Magellan at least 60 days advanced written notice of such termination. Upon termination, Dr. Carson shall be paid his base salary through the date of termination, including any amount that may have been deferred and accrued.

Note 12 – Finder’s Agreement

On November 1, 2016 the Company executed a Finder’s Agreement (“Agreement”), with a third party consultant to introduce the Company to potential investors beginning with its November 2016 private placement offering. The term of the Agreement is six months, or until the Company informs the consultant it has located investors to purchase the securities. The consultant is to be compensated for the services by cash payments totaling $30,000, payable at or before the termination of the Agreement. As of June 30, 2017 the Company had paid approximately $23,500 to the consultant pursuant to the Agreement, including $12,500 paid during the six months ended June 30, 2017.

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

Management fees to Mr. Power totaling $7,500 and $15,000 for both the three and six-months ended June 30, 2017 and 2016, respectively, are included in general and administrative expenses in our statement of operations.  At June 30, 2017 and December 31, 2016, $22,500 and $10,000, respectively, of the fees had not been paid and are included in accrued liabilities on the accompanying consolidated balance sheets.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	June 30, 2017	December 31, 2016
Accrued interest payable - Mr. Gibbs	$ 185,791	$ 157,707
Accrued interest payable - Mr. Power	5,782	3,932
Accrued interest payable - Dr. Carson	123	-

	$ 191,696	$ 161,639

During the year ended December 31, 2016, we paid a total of $2,500 to Mr. Power representing unpaid accrued interest on notes payable.  During the six months ended June 30, 2017, we paid a total of $382 to Mr. Power representing unpaid accrued interest on a note payable.

Advances Payable – Related Party

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

Six Months Ended June 30, 2017
	Advances	Repayments
Mr. Power	$ 20,550	$ 20,050

Six Months Ended June 30, 2016
	Advances	Repayments
Mr. Power	$ 12,650	$ 12,650

At June 30, 2017 a total of $500 of short-term advances from related parties were outstanding and are included in advances payable, related party on the accompanying consolidated balance sheet. No related party advances were outstanding at December 31, 2016.

In addition to the above, during the six months ended June 30, 2017, Mr. Power  advanced the Company $150,000 that was converted into two short-term notes payable as discussed in Note 7 – Notes Payable – Related Parties.

The Company also utilizes a credit card owned by Mr. Power to pay travel and other obligations when the availability of cash is limited or the timing of the payments is considered critical. No amounts were outstanding on this credit card at either June 30, 2017 or December 31, 2016.

Note 14 – Subsequent Events

Conversion of debt to common stock: On August 3, 2017, the Company received a Notice of Conversion from Bright Star International, Inc. (“Bright Star”) that it had elected to convert the remaining $3,000 balance of the debt owed to Bright Star as discussed in Note 8 – Convertible Note Payable and Derivative Liability. The conversion resulted in the issuance of 3,000,000 shares of the Company’s common stock.

Amendment to Memorandum of Understanding: On July 31, 2017, the Company executed Amendment No. 1 to the Memorandum of Understanding dated March 3, 2017 which is discussed in Note 4 – Option to Acquire SDA Mill. The amendment provides that on or before August 15, 2017, the Company shall provide the seller executed irrevocable bridge loan commitments representing an aggregate of not less than $900,000 in commitments available to fund the purchase transaction. In addition, the agreement requires the Company to reimburse the seller for certain employee holding and mill maintenance costs for the months of August and Sepember 2017 at a total of $25,300 for each month. The Company has paid the August reimbursement, and is obligated to pay the September reimbursement on or before September 1, 2017. On August 14, 2017, as required by Amendment No. 1, the Company provided the seller executed bridge loan commitments aggregating $900,000 available to fund the purchase transaction. The Company’s provision of the commitment letters resulted in the extension of the purchase option until either the transaction is consummated or abandoned by the parties.

Warrants exercise and extension of expiration date: On July 31, 2017 a holder of 1,000,000 warrants exercisable at $0.10 exercised 500,000 warrants for $50,000 resulting in the issuance of 500,000 shares of the Company’s common stock. Upon exercise, the Company agreed to extend the expiration date on his remaining 500,000 warrants from December 30, 2017 to December 30, 2018.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Magellan,” “we,” “our,” and “us” to refer to Magellan Gold Corporation.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and our interim unaudited  financial statements and notes thereto included with this report in Part I, Item 1.

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

On September 30, 2014, we formed and organized a new wholly-owned subsidiary, Gulf + Western Industries, Inc., a Nevada corporation (“Gulf+Western” or “G+W”), to own our Silver District mining interests.  On October 1, 2014 we completed the transfer of those assets from Magellan to G+W.  At the time of the transfer, Magellan owned all the outstanding common stock of G+W.   Effective December 31, 2014, Magellan pledged all its ownership interest in G+W to Mr. John D. Gibbs, a significant shareholder in the Company, as security for outstanding amounts under a line of credit agreement between Magellan and Mr. Gibbs.  As of June 30, 2017, the total amount owed under the credit agreement was $1,117,799, which includes $932,500 of principal and $185,299 of accrued interest.

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

On March 3, 2017 the Company entered into a Memorandum of Understanding (“MOU”) with Rose Petroleum plc, a multi-asset natural resource business, to purchase an operating floatation plant that also includes a precious metals leach circuit and associated assets, licenses and agreements (together, the “SDA Mill”) located in the State of Nayarit, Mexico, for a total consideration at closing of US$1.5 million, payable in $1,000,000 in cash and $500,000 in restricted common stock of Magellan. The mill has operated for ten years and has historically produced ore for its current owner or third party toll miners. Under the terms of the MOU, in consideration of a non-refundable $50,000 option payment, the Company has been granted an option to purchase the SDA Mill until June 3, 2017.  The option period was extended for an additional 60 days with another $100,000 payment made during the quarter ended June 30, 2017.  The extension payment will be credited against the purchase price if the transaction closes.  On August 14, 2017, as required by Amendment No. 1, the Company provided the seller executed bridge loan commitments aggregating $900,000 available to fund the purchase transaction. The Company's provision of the commitment letters resulted in the extension of the purchase option until either the transaction is consummated or abandoned by the parties. There is no assurance that we will satisfactorily complete our due diligence and/or raise the necessary capital to consummate this transaction.

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

Results of Operations for the three months Ended June 30, 2017 and 2016

	Three Months Ended June 30,
	2017	2016

Operating expenses:
Exploration costs	$ 33,905	$ 17,891
General and administrative expenses	131,399	73,681
Total operating expenses	165,304	91,572

Operating loss	(165,304)	(91,572)

Other income (expense):
Interest expense	(15,800)	(15,283)
Loss on change in derivative liability	(713,306)	(163,724)
Net loss	$ (894,410)	$ (270,579)

Operating expenses

During the three months ended June 30, 2017, our total operating expenses were $165,304 as compared to $91,572 during the three months ended June 30, 2016.

During the three months ended June 30, 2017 we incurred $33,905 of exploration costs as compared to $17,891 in 2016.  Exploration costs for the three months ended June 30, 2017  comprised of $5,882 for our consulting geologist, geochemical and maintenance expenses associated with our Silver District claims and $28,023 in various mining related expenses associated with our mining efforts in Peru. Exploration costs for the three months ended June 30, 2016  comprised of a contracted ground magnetic survey, laboratory soil analysis and geologist consulting fees associated with our Silver District project.

General and administrative expenses for the three months ended June 30, 2017 totaling $131,399 as compared to $73,681 for the three months ended June 30, 2016. The $57,718 increase is primarily associated with increases in officer compensation, investor relations and professional legal fees, and other costs associated with our acquisition efforts of the SDA Mill in Mexico.  For the three months ended June 30, 2017, administrative expenses were comprised of investor relations fees of $29,298, officer compensation of $32,795, accounting and auditing fees of $11,820, legal fees of $21,901, management fees to Mr. Power of $7,500, administrative service fees of $6,181, other administrative costs including travel, office and facility rents, and other expenses associated with out acquisition efforts of the SDA Mill totaling $21,891, and a $13 loss on foreign currency translations associated with our operations in Peru.

On June 1, 2016 we executed an employment agreement with Dr. Pierce Carson in which Dr. Carson assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The term of the agreement covered the period from June 1, 2016 to May 31, 2017. On June 1, 2017, Dr. Carson and the Company agreed to extend the agreement to May 31, 2018 under the same terms and conditions. During the term of the agreement, Dr. Carson was paid a base salary in equal semi-monthly installments. Dr. Carson’s salary was set at $6,667 per month during the three-month period from June 1, 2016 through August 31, 2016, and thereafter at $10,000 per month during the nine-month period from September 1, 2016 through May 31, 2017. A total of $32,795 representing Dr. Carson’s base salary and applicable payroll taxes was expensed and is included in general and administrative expenses for the three months ended June 30, 2017.  As of June 30, 2017 all of the salary and payroll expense totaling $131,183 was unpaid and is included in accrued liabilities on the accompanying consolidated balance sheets.

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

Interest expense for the three months ended June 30, 2017 and 2016 totaled $15,800 and $15,283, respectively, and is primarily attributable to our related party line of credit, which accrues interest at the rate of 6.0% per year, and our related party notes payable which accrue interest at a weighted average interest rate of 6.11%.

On October 1, 2014, we issued a convertible promissory note to a provider of legal services in the original principal amount of $51,532.  The note was issued to evidence the Company’s indebtedness for legal services previously rendered. Interest accrues quarterly on the outstanding principal and interest balance of the Note at 6% per annum. The principal plus accrued and unpaid interest was due upon five days’ written demand of the note holder.  The note is unsecured.

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

On April 14, 2017 the Company entered into a series of transactions in which the conversion rate was changed, the note holder elected to convert part of the principal and accept cash payment for part of the remaining principal and accrued interest, the sale of the remaining balance of the note to a third party, a further reduction of the conversion rate, and finally the election by the new note holder to convert part of the remaining principal to shares of the Company’s common stock. These transactions are discussed in detail in Note 8 – Convertible Note Payable and Derivative Liability in the accompanying consolidated financial statements.

The following table summarizes the changes in the derivative liability and the gains and losses recognized upon changes in valuations and the pay down of principal and accrued interest:

Balance of derivative liability at March 31, 2017	$ 62,070
Losses recognized upon valuations for changes in conversion rates	725,557
Gain recognized resulting from pay down of principal and accrued interest	(76,621)
Reductions of liability upon partial conversions of principal and accrued interest	(442,076)
Loss recognized upon quarterly valuation at June 30, 2017	64,370

Balance of derivative liability at June 30, 2017	$ 333,300

We estimate the fair value of the derivative using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the note.

The following table summarizes the assumptions used to value the derivative liability on April 14 for each change in the conversion rate:

Fair value assumptions – derivative:	April 14, 2017
Risk free interest rate	1.03%
Expected term (years)	1.0
Expected volatility	154%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative liability at June 30, 2017:

Fair value assumptions – derivative:	June 30, 2017
Risk free interest rate	1.24%
Expected term (years)	1.0
Expected volatility	161%
Expected dividends	0%

We estimated the fair value of the derivative at June 30, 2016 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.  This valuation resulted in an increase to the liability of $163,724, which was recognized as a loss on change in derivative liability for the three months ended June 30, 2016.

The following table summarizes the assumptions used to value the derivative Note discount at June 30, 2016:

Fair value assumptions – derivative:	June 30, 2016
Risk free interest rate	0.45%
Expected term (years)	1.0
Expected volatility	90%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative liability at December 31, 2016:

Fair value assumptions – derivative:	December 31, 2016
Risk free interest rate	0.85%
Expected term (years)	1.0
Expected volatility	158%
Expected dividends	0%

Results of Operations for the six months Ended June 30, 2017 and 2016

	Six Months Ended June 30,
	2017	2016

Operating expenses:
Exploration costs	$ 42,861	$ 19,164
General and administrative expenses	286,515	140,676
Total operating expenses	329,376	159,840

Operating loss	(329,376)	(159,840)

Other income (expense):
Interest expense	(30,993)	(30,703)
Loss on change in derivative liability	(655,876)	(146,534)
Net loss	$ (1,016,245)	$ (337,077)

Operating expenses

During the six months ended June 30, 2017, our total operating expenses were $329,376 as compared to $159,840 during the six months ended June 30, 2016.

During the six months ended June 30, 2017 we incurred $42,861 of exploration costs as compared to $19,164 in 2016.  Exploration costs for the six months ended June 30, 2017 are comprised of $13,316 for our consulting geologist, geochemical and maintenance expenses associated with our Silver District claims and $29,945 in various mining related expenses associated with our mining efforts in Peru. Exploration costs totaling $19,164 for the six months ended June 30, 2016 are comprised of legal title work on existing claims, a contracted ground magnetic survey, laboratory soil analysis and geologist consulting fees associated with our Silver District project.

General and administrative expenses for the six months ended June 30, 2017 totaling $286,515 as compared to $140,676 for the six months ended June 30, 2016. The $145,839 increase is primarily associated with increases in officer compensation, investor relations and professional legal and accounting fees, and other costs associated with our acquisition efforts of the SDA Mill in Mexico.  For the six months ended June 30, 2017, administrative expenses  comprised of investor relations fees of $71,337, officer compensation of $65,591, accounting and auditing fees of $39,470, legal fees of $43,891, management fees to Mr. Power of $15,000, administrative service fees of $9,419, other administrative costs including travel, office and facility rents, and other expenses associated with out acquisition efforts of the SDA Mill totaling $41,564, and a $243 loss on foreign currency translations associated with our operations in Peru.

On November 1, 2016 the Company executed a Finder’s Agreement (“Agreement”), with a third party consultant to introduce the Company to potential investors beginning with its November 2016 private placement offering. The term of the Agreement is six months, or until the Company informs the consultant it has located investors to purchase the securities. The consultant is to be compensated for the services by cash payments totaling $30,000, payable at or before the termination of the Agreement. During the six months ended June 30, 2017 the Company paid the consultant a total of $12,800, which is included in investor relations expenses for the six months ended June 30, 2017. As of June 30, 2017 the Company had paid approximately $23,800 to the consultant pursuant to the Agreement.

On June 1, 2016 we executed an employment agreement with Dr. Pierce Carson in which Dr. Carson assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The term of the agreement covered the period from June 1, 2016 to May 31, 2017. On June 1, 2017, Dr. Carson and the Company agreed to extend the agreement to May 31, 2018 under the same terms and conditions.During the term of the agreement, Dr. Carson was paid a base salary in equal semi-monthly installments. Dr. Carson’s salary is set at $6,667 per month during the three-month period from June 1, 2016 through August 31, 2016, and thereafter at $10,000 per month during the nine-month period from September 1, 2016 through May 31, 2017. A total of $65,591 representing Dr. Carson’s base salary and applicable payroll taxes was expensed and is included in general and administrative expenses for the six months ended June 30, 2017.  As of June 30, 2017 all of the salary and payroll expense totaling $131,183 was unpaid and is included in accrued liabilities on the accompanying consolidated balance sheets.

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

Interest expense for the six months ended June 30, 2017 and 2016 totaled $30,993 and $30,703, respectively, and is primarily attributable to our related party line of credit, which accrues interest at the rate of 6.0% per year, and our related party notes payable which accrue interest at a weighted average interest rate of 6.11%.

On October 1, 2014, we issued a convertible promissory note to a provider of legal services in the original principal amount of $51,532.  The note was issued to evidence the Company’s indebtedness for legal services previously rendered. Interest accrues quarterly on the outstanding principal and interest balance of the Note at 6% per annum. The principal plus accrued and unpaid interest was due upon five days’ written demand of the note holder.  The note is unsecured.

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

On April 14, 2017 the Company entered into a series of transactions in which the conversion rate was changed, the note holder elected to convert part of the principal and accept cash payment for part of the remaining principal and accrued interest, the sale of the remaining balance of the note to a third party, a further reduction of the conversion rate, and finally the election by the new note holder to convert part of the remaining principal to shares of the Company’s common stock. These transactions are discussed in detail in Note 8 – Convertible Note Payable and Derivative Liability in the accompanying consolidated financial statements.

The following table summarizes the changes in the derivative liability and the gains and losses recognized upon changes in valuations and the pay down of principal and accrued interest:

Balance of derivative liability at December 31, 2016	$119,500
Gain recognized upon quarterly valuation at March 31, 2017	(57,430)

Balance of derivative liability at March 31, 2017	62,070
Losses recognized upon valuations for changes in conversion rates	725,557
Gain recognized resulting from pay down of principal and accrued interest	(76,621)
Reductions of liability upon partial conversions of principal and accrued interest	(442,076)
Loss recognized upon quarterly valuation at June 30, 2017	64,370

Balance of derivative liability at June 30, 2017	$333,300

We estimate the fair value of the derivative using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the note.

The following table summarizes the assumptions used to value the derivative liability on April 14 for each change in the conversion rate:

Fair value assumptions – derivative:	April 14, 2017
Risk free interest rate	1.03%
Expected term (years)	1.0
Expected volatility	154%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative liability at June 30, 2017:

Fair value assumptions – derivative:	June 30, 2017
Risk free interest rate	1.24%
Expected term (years)	1.0
Expected volatility	161%
Expected dividends	0%

We estimated the fair value of the derivative at June 30, 2016 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.  The quarterly valuations performed at March 31 and June 30, 2016 resulted in an increase to the liability of $146,534, which was recognized as a loss on change in derivative liability for the six months ended June 30, 2016.

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

Liquidity and Capital Resources:

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At June 30, 2017, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $2,938,174.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

On December 31, 2015 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit to $1,000,000, which provides the Company an additional $67,500 available under the credit line at June 30, 2017.  And effective December 31, 2016 we amended the agreement to extend the maturity date to December 31, 2018.  As part of a 2014 amendment, we pledged our ownership interest in our subsidiary, G+W, which owns all our ownership interests in the Silver District properties, as security for all amounts outstanding under the credit agreement.

During the six months ended June 30, 2017 we sold 1,250,000 units consisting of common stock and warrants and realized net proceeds of $125,000. The proceeds were generally used to fund certain investing activities and for general working capital.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$ (184,681)	$ (136,569)
Net cash used in investing activities	(208,297)	(12,000)
Net cash provided by financing activities	400,500	239,325
Effect of foreign currency exchange	(520)	-

Net increase in cash and cash equivalents	7,002	90,756
Cash and cash equivalents beginning of period	485	867
Cash and cash equivalents end of period	$ 7,487	$ 91,623

At June 30, 2017, we had $7,487 in cash and a $1,873,832 working capital deficit. This compares to cash of $485 and a working capital deficit of $1,413,221 at December 31, 2016.

Net cash used in operating activities during the six months ended June 30, 2017 was $184,681 and was mainly comprised of our $1,016,245 net loss during the period, adjusted by a non-cash charge of $32,804 representing the amortization of certain service contracts, and the loss on a increase in our derivative liability of $655,876.  In addition, it reflects an increase in prepaid expenses and other assets totaling $20,200, as well as increases in accounts payable and accrued expenses totaling $132,475, and increases in accrued interest totaling $30,609 representing accrued interest on our related party line of credit and related party and other notes payable.

Net cash used in operating activities during the six months ended June 30, 2016 was $136,569 and was mainly comprised of our $337,077 net loss during the period, adjusted by a non-cash charge of $20,833 representing the amortization of deferred compensation, and the loss on an increase in our derivative liability of $146,534.  In addition, it reflects an increase in prepaid expenses and other assets totaling $3,191, as well as increases in accounts payable and accrued expenses totaling $8,129, and increases in accrued interest totaling $28,203 representing accrued interest on our related party line of credit and related party and other notes payable.

During the six months ended June 30, 2017, our net cash used in investing activities was $208,297.  During the period we completed the second of two private placement unit financings in Rio Silver Inc. (“Rio”), associated with our mining option agreement with Rio. The private placement resulted in the Company obtaining an additional 1,250,000 units at a price of Cdn$0.06, which included one share of Rio Silver common stock and one warrant to purchase one share of Rio Silver common stock for Cdn$0.06 which expire on July 19, 2018. The cost of the units in the second private placement totaled USD $58,297.

In addition, on March 3, 2017 the Company entered into a Memorandum of Understanding (“MOU”) with Rose Petroleum plc, a multi-asset natural resource business, to purchase an operating floatation plant that also includes a precious metals leach circuit and associated assets, licenses and agreements (together, the “SDA Mill”) located in the State of Nayarit, Mexico, for a total consideration at closing of US$1.5 million, payable in $1,000,000 in cash and $500,000 in restricted common stock of Magellan. The mill has operated for ten years and currently is engaged in toll milling for third party ore producers. Under the terms of the MOU, in consideration of a non-refundable $50,000 option payment, the Company was granted an option until June 3, 2017 to purchase the SDA Mill.  The option period was extended for an additional 60 days with another $100,000 payment made during the quarter ended June 30, 2017.  The extension payment will be credited against the purchase price if the transaction closes.  On August 14, 2017, as required by Amendment No. 1, the Company provided the seller executed bridge loan commitments aggregating $900,000 available to fund the purchase transaction. The Company's provision of the commitment letters resulted in the extension of the purchase option until either the transaction is consummated or abandoned by the parties. There is no assurance that we will satisfactorily complete our due diligence and/or raise the necessary capital to consummate this transaction.

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

During the six months ended June 30, 2017, net cash provided by financing activities was $400,500. During the quarter, Mr. Power, an executive and director, advanced the Company a total of $20,550 of which $20,050 was repaid. In addition, during the six months ended June 30, 2017 we completed a private placement of equity securities with two investors in which we sold a total of 1,250,000 units priced at $0.10 per unit, resulting in total proceeds of $125,000. Each unit was comprised of one share of common stock, and one warrant entitling the holder to purchase one share of common stock at a price of $0.10 per share in cash, and expire December 30, 2017.

During the six months ended June 30, 2017 we issued a total of  $275,000 of related party promissory notes. On May 31, 2017 we executed three short-term notes with Mr. Gibbs, significant shareholder, and our two executive officers, Dr. Carson and Mr. Power in the principal amounts of $100,000, $25,000 and $25,000, respectively. The notes bear interest at 6% and mature on November 15, 2017. In addition, on June 30, 2017 we entered into an additional secured loan for advances from Mr. Power and evidenced by a $125,000 promissory note. The promissory note bears interest at 6% per annum and matures on December 31, 2017.  The note is collateralized by our investment in Rio Silver shares and warrants.

During the six months ended June 30, 2016, net cash provided by financing activities was $239,325, and included $45,000 of additional borrowings under our credit agreement with Mr. Gibbs.  In addition, we received $12,650 in advances from Mr. Power, all of which were repaid during the period.

Also, in June 2016, we completed a private placement of equity securities in which we sold 4,875,000 units priced at $0.04 per unit. Each unit was comprised of one share of common stock, one Class A warrant and one Class B warrant. Each Class A warrant entitled the holder to purchase one share of common stock at a price of $0.07 per share in cash. Each Class B warrant entitled the holder to purchase one share of common stock at a price of $0.10 per share, exercisable in either cash or pursuant to a cashless exercise. The sale was concluded on June 30, 2016 and resulted in net proceeds of $194,325, which were net of $675 of direct offering costs. As of June 30, 2017 all the Class A and Class B warrants associated with this offering were unexercised and expired.

Also, Magellan Gold Peru (“MGP”), a wholly owned subsidiary of Magellan Gold Corporation (“MGC”), maintains its operations in the Peruvian Sol, its functional currency. The accounts of MGP are translated to US dollars upon consolidation for reporting purposes. Amounts representing funds owed to MGC for operating advances resulted in a currency translation difference of $520, which was recorded as a component of the consolidated comprehensive loss at June 30, 2017.

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

Foreign Currency Translations

The Company maintains its accounting records in US Dollars. Our operating subsidiary, Magellan Gold Peru S.A.C. is located in Peru and maintains its accounting records in the Peruvian Sol, which is its functional currency. The subsidiary’s transactions are recorded in the respective functional currencies of the Company and its subsidiaries, and are reported to the Company in Peruvian Soles. For reporting, the Company translates the subsidiary’s transactions and accounts to US Dollars at exchange rates approximating those ruling at the transaction dates. Exchange gains and losses are recorded in the statements of income and comprehensive income.  Assets and liabilities of the Company and its subsidiaries are translated into the U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates. Translation adjustments are reported as a separate component of other comprehensive income in the consolidated statements of operations and comprehensive loss.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any abandonment or impairment losses. Proven and probable reserves have not been established for mineral rights as of June 30, 2017.  At June 30, 2017 mineral rights totaling $323,200 were net of $117,857 of impairment and abandonment charges.  No impairment charges were recognized for either the three or six months ended June 30, 2017 or 2016.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements and the effect of net operating losses based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At June 30, 2017 the Company had no uncertain tax positions.

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the six months ended June 30, 2017 and 2016, potential common shares associated with convertible notes payable and outstanding warrants to purchase common stock have been omitted from the net loss per common share computation as they are anti-dilutive due to the net loss for these periods.

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

Subsequent Events

Conversion of debt to common stock: On August 3, 2017, the Company received a Notice of Conversion from Bright Star International, Inc. (“Bright Star”) that it had elected to convert the remaining $3,000 balance of the debt owed to Bright Star as discussed in Note 8 – Convertible Note Payable and Derivative Liability. The conversion resulted in the issuance of 3,000,000 shares of the Company’s common stock.

Amendment to Memorandum of Understanding: On July 31, 2017, the Company executed Amendment No. 1 to the Memorandum of Understanding dated March 3, 2017 which is discussed in Note 4 – Option to Acquire SDA Mill. The amendment provides that on or before August 15, 2017, the Company shall provide the seller executed irrevocable bridge loan commitments representing an aggregate of not less than $900,000 in commitments available to fund the purchase transaction. In addition, the agreement requires the Company to reimburse the seller for certain employee holding and mill maintenance costs for the months of August and Sepember 2017 at a total of $25,300 for each month. The Company has paid the August reimbursement, and is obligated to pay the September reimbursement on or before September 1, 2017. On August 14, 2017, as required by Amendment No. 1, the Company provided the seller executed bridge loan commitments aggregating $900,000 available to fund the purchase transaction. The Company’s provision of the commitment letters resulted in the extension of the purchase option until either the transaction is consummated or abandoned by the parties.

Warrants exercise and extension of expiration date: On July 31, a holder of 1,000,000 warrants exercisable at $0.10 exercised 500,000 warrants for $50,000 resulting in the issuance of 500,000 shares of the Company’s common stock. Upon exercise, the Company agreed to extend the expiration date on his remaining 500,000 warrants from December 30, 2017 to December 30, 2018.

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

Dated:  August 17, 2017

MAGELLAN GOLD CORPORATION

By: /s/ W. Pierce Carson

      W. Pierce Carson

      President, Chief Executive Officer

      (Principal Executive Officer),

By: /s/ John C. Power

      John C. Power

      Chief Financial Officer

      (Principal Accounting Officer)