Form 10-Q
period 2017-09-30
MAGELLAN GOLD Corp
filed 2017-11-20
CIK 1515317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

Emerging growth company[X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

On November 20, 2017, there were 81,380,548 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

MAGELLAN GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
unaudited
	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$ 1,427	$ 485
Prepaid expenses	33,792	25,729
Option to acquire SDA mill	150,000	-
Total current assets	185,219	26,214
Mineral rights, net of impairment	323,200	323,200
Prepaid expenses	-	29,792
Investment in Rio Silver equity securities at cost	110,188	59,753
Total assets	$ 618,607	$ 438,959

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 146,730	$ 50,868
Accrued liabilities	191,479	75,592
Line of credit - related party	932,500	932,500
Notes payable - related parties	340,000	65,000
Accrued interest - related parties	211,034	161,639
Convertible note payable	-	33,020
Accrued interest	-	1,316
Advances payable, related party	61,100	-
Derivative liability	-	119,500
Total current liabilities	1,882,843	1,439,435
Shareholders' deficit:
Preferred shares, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common shares - $0.001 par value; 1,000,000,000 shares authorized, 75,880,548 and 64,630,548 Shares issued and outstanding	75,881	64,631
Additional paid-in capital	1,825,403	856,822
Accumulated other comprehensive loss	(862)	-
Accumulated deficit	(3,164,658)	(1,921,929)
Shareholders' deficit	(1,264,236)	(1,000,476)
Total liabilities and shareholders' deficit	$ 618,607	$ 438,959

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Exploration costs	$ 10,872	$ 15,056	$ 53,733	$ 34,220
General and administrative expenses	194,356	91,309	480,871	231,983
Total operating expenses	205,228	106,365	534,604	266,203

Operating loss	(205,228)	(106,365)	(534,604)	(266,203)

Other income (expense):
Interest expense	(19,356)	(15,684)	(50,349)	(46,387)
Gain (loss) on change in derivative liability	(1,900)	70,680	(657,776)	(75,854)
Net loss	(226,484)	(51,369)	(1,242,729)	(388,444)
Net loss attributable to noncontrolling interest	-	-	-	(7,347)
Net loss attributable to common shareholders	(226,484)	(51,369)	(1,242,729)	(381,097)
Other comprehensive income (loss)
Foreign currency translation	(342)	-	(862)	-
Net comprehensive loss	$ (226,826)	$ (51,369)	$ (1,243,591)	$ (381,097)

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.01)
Basic and diluted weighted-average
common shares outstanding	73,184,898	63,031,918	69,673,771	54,355,788

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
unaudited
	Nine months ended September 30
	2017	2016
Operating activities:
Net loss	$(1,242,729)	$(388,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	-	20,833
Amortization of service contracts	43,428	2,708
Loss on change in derivative liability	657,776	75,854
Loss on impairment of investment	7,862	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(20,199)	(3,441)
Accounts payable and accrued expenses	202,899	49,186
Accrued interest	49,964	43,887
Net cash used in operating activities	(300,999)	(199,417)
Investing activities:
Purchase of Rio Silver equity securities	(58,297)	(59,753)
Payment of option to acquire SDA mill	(150,000)	-
Payment of deposit on investment in mineral properties	-	(12,000)
Net cash used in investing activities	(208,297)	(71,753)
Financing activities:
Advances on line of credit - related party	-	45,000
Proceeds from advances from related parties	86,150	12,650
Payments on advances from related parties	(25,050)	(12,650)
Proceeds from notes payable - related parties	275,000	35,000
Proceeds from sale of common stock and warrants exercised	175,000	194,325
Net cash provided by financing activities	511,100	274,325
Effect of foreign currency exchange	(862)	-
Net increase in cash	942	3,155
Cash at beginning of period	485	867
Cash at end of period	$1,427	$4,022
Supplemental disclosure of cash flow information
Cash paid for interest	$382	$2,500
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable and accrued interest to common stock	$26,055	$23,400
Reclassifications of derivative liability to APIC	$777,276	$20,044
Common stock issued for prepaid services contracts	$1,500	$65,000
Common stock issued for buyout of non-controlling interest	$-	$27,398
Reclassification of convertible note payable and accrued interest to accounts payable	$8,850	$-

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

On June 1, 2015, we transferred 15% of our ownership interest in G+W to Dr. W. Pierce Carson (Dr. Carson), in exchange for one year of service as President, Chief Executive Officer and Director of G+W.  As a result of the transaction, Magellan’s ownership interest in G+W was reduced to 85%.  The transaction was valued at $50,000 representing compensation for the one-year period from 2015 through May 2016. On June 1, 2016 Magellan entered into a one-year employment agreement with Dr. Carson in which he assumes the positions of President and Chief Executive Officer of Magellan.  As a result, Mr. John Power resigned his positions as President and Chief Executive Officer concurrent with the execution of Dr. Carson’s employment agreement. Mr. Power has retained the positions of Chief Financial Officer and Director of Magellan. Dr. Carson was appointed a Director of Magellan effective June 30, 2016.

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

On March 3, 2017 the Company entered into a Memorandum of Understanding (“MOU”) with Rose Petroleum plc, a multi-asset natural resource business, to purchase an operating floatation plant that also includes a precious metals leach circuit and associated assets, licenses and agreements (together, the “SDA Mill”) located in the State of Nayarit, Mexico, for a total consideration at closing of US$1.5 million, payable in $1,000,000 in cash and $500,000 in restricted common stock of Magellan. The mill has operated for ten years and has historically produced ore for its current owner or third party toll miners. Under the terms of the MOU, in consideration of a non-refundable $50,000 option payment, the Company was granted an option to purchase the SDA Mill until June 3, 2017.  The option period was extended for an additional 60 days with another $100,000 payment made during the quarter ended June 30, 2017.  On August 14, 2017, the Company provided the seller executed bridge loan commitments aggregating $900,000 available to fund the purchase transaction. The Company’s provision of the commitment letters resulted in the extension of the purchase option until either the transaction is consummated or abandoned by the parties. On September 9, 2017, the Company entered into a definitive and binding Stock Purchase Agreement (“SPA”) for purchase of the SDA Mill, and on October 17 entered into Amendment No. 1 to the “SPA”. Further information regarding the proposed purchase of the SDA mill is included in Note 4 – Option to Acquire SDA Mill. There is no assurance that we will satisfactorily complete our due diligence and/or raise the necessary capital to consummate this transaction.

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

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2017 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2016.

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

Liquidity and Going Concern

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At September 30, 2017, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $3,164,658.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

On December 31, 2015 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit to $1,000,000, which provides the Company an additional $67,500 available under the credit line at September 30, 2017.  Effective December 31, 2016 we amended the agreement to extend the maturity date to December 31, 2018.  As part of a 2014 amendment, we pledged our ownership interest in our subsidiary, G+W, which owns all our ownership interests in the Silver District properties, as security for all amounts outstanding under the credit agreement.

During the nine months ended September 30, 2017, we sold 1,250,000 units consisting of common stock and warrants and realized net proceeds of $125,000. Additionally, we realized $50,000 from the exercise of 500,000 warrants. The proceeds were generally used to fund certain investing activities and for general working capital.

During the nine months ended September 30, 2017 we received a total of $275,000 from related parties in the form of short-term loans and an additional $86,150 in advances from related parties, including $25,050 of advances which have been repaid. The proceeds were generally used to fund payments and expenses associated with our planned acquisition of the SDA mill and for general working capital.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock.

Note 2 – Mineral Rights and Properties

At both September 30, 2017 and December 31, 2016, our mineral rights and properties were $323,200 associated with our Silver District claims. We updated our impairment analysis as of September 30, 2017, and concluded that the carrying value is conservative and appropriate.

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

In August 2017, we renewed the BLM lode and mill site claims in La Paz County, Arizona with the Bureau of Land Management and these claims will remain in good standing through August 31, 2018.   Additionally, in both August 2016 and 2015, we made advance minimum royalty payments of $10,000 to a third party landowner on the Red Cloud lease, which includes the Red Cloud Patented claim and two BLM lode claims.

In 2017, we continued to make such payment. We also expanded the Arizona State Exploration Permit to approximately 334.85 acres on the Arizona State section that comprises part of our Silver District land package and are current on our obligations under this permit.

On July 9, 2015, G+W entered into two Lease and Purchase Agreements ("Agreements") with an individual that grant the Company certain exploration and mining rights for two patented lode claims located in the Silver District, La Paz County, Arizona. The Agreements provide for scheduled variable annual advance minimum royalty payments to the lessor. In addition, the Agreements have an initial term of 20 years, and provide for the purchase of the properties for $125,000 each during the term of the lease, net of any advance royalty payments made up to the date of the purchase. The Company paid the initial advance royalty payments totaling $3,000 and advance royalty payments of $1,000 in July 2016 to maintain these Agreements. In 2017, we will pay advance royalty payments of $1,000 on these Agreements during the fourth quarter. Due to an uncertainty associated with the clarification of the legal title for these two patented lode claims, these payments have not been capitalized as mining rights, and therefore are included in exploration costs during the period in which the obligation was due.

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

In addition to the deposit, the Company was obliged to subscribe to two private placement unit financings in Rio Silver, each for aggregate proceeds of Cdn$75,000. The Company completed the first unit private placement on August 23, 2016. The first placement included 1,500,000 units priced at Cdn$0.05, which included one share of Rio Silver common stock and one warrant to purchase one share of Rio Silver common stock for Cdn$0.05 which expire on February 23, 2018. The cost of the units in the first private placement totaled USD $59,753. The second placement included 1,250,000 units priced at Cdn$0.06, which was completed on January 19, 2017, and included one share of Rio Silver common stock and one warrant to purchase one share of Rio Silver common stock for Cdn$0.06 which expire on July 19, 2018. The cost of the units in the second private placement totaled USD $58,297. Each of these transactions were recorded as an investment in Rio Silver equity securities and included on the accompanying consolidated balance sheets at September 30, 2017 and December 31, 2016. As of September 30, 2017, we have recorded an impairment of $7,862 to write-down the investment.

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

Note 4 – Option to Acquire SDA Mill

On March 3, 2017 the Company entered into a Memorandum of Understanding (“MOU”) with Rose Petroleum plc, a multi-asset natural resource business, to purchase an operating floatation plant that also includes a precious metals leach circuit and associated assets, licenses and agreements (together, the “SDA Mill”) located in the State of Nayarit, Mexico, for a total consideration at closing of US$1.5 million, payable in $1,000,000 in cash and $500,000 in restricted common stock of Magellan. Under the terms of the MOU, in consideration of a non-refundable $50,000 option payment, the Company was granted an option until June 3, 2017 to purchase the SDA Mill.  The option period was extended for an additional 60 days with another $100,000 payment made during the quarter ended June 30, 2017.  The extension payment will be credited against the purchase price if the transaction closes. The payments are included in current assets on the accompanying consolidated balance sheet at September 30, 2017.

On July 31, 2017, the Company executed Amendment No. 1 to the Memorandum of Understanding (“MOU”) dated March 3, 2017. The amendment provides that on or before August 15, 2017, the Company shall provide the seller executed irrevocable bridge loan commitments representing an aggregate of not less than $900,000 in commitments available to fund the purchase transaction. In addition, the agreement requires the Company to reimburse the seller for certain employee holding and mill maintenance costs for the months of August and September 2017 at a total of $25,300 for each month. The Company has paid both the August and September reimbursements as agreed upon and the payments are included in General and Adminstrative expenses for the three and nine months ended September 30, 2017.

On August 14, 2017, as required by Amendment No. 1 to the “MOU”, the Company provided the seller executed bridge loan commitments aggregating $900,000 available to fund the purchase transaction. The Company’s provision of the commitment letters resulted in the extension of the purchase option until either the transaction is consummated or abandoned by the parties. On September 9, 2017, the Company entered into a definitive and binding Stock Purchase Agreement (“SPA”) for purchase of the SDA Mill with an expected closing date of November 30, 2017. There is no assurance that we will satisfactorily complete our due diligence and/or raise the necessary capital to consummate this transaction.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value at September 30, 2017	Fair Value Measurement at September 30, 2017
		Level 1	Level 2	Level 3

Derivative conversion option liability	$-	$-	$-	$-

	Fair Value at December 31, 2016	Fair Value Measurement at December 31, 2016
		Level 1	Level 2	Level 3

Derivative conversion option liability	$119,500	$-	$-	$119,500

A summary of the activity of the derivative liability is shown below:

Balance December 31, 2016	$ 119,500
Total losses (unrealized, realized) included in net loss	657,776
Reclassifications of derivative liability to APIC	(777,276)

Balance September 30, 2017	$ —

The carrying values for cash and cash equivalents, prepaid assets, accounts payable and accrued liabilities, related party line of credit and notes payable approximate their fair value due to their short-term maturities.

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

On December 31, 2014, we again amended the credit agreement to increase the borrowing limit to $900,000 and extend the maturity date to December 31, 2015.  As part of the 2014 amendment and the subsequent appointment of Dr. Pierce Carson as the President, CEO and Director of G+W effective June 1, 2015, we had pledged all of our 85% equity interest in G+W, which owns the Silver District properties, as security for all amounts outstanding under the credit agreement.  In July 2016, we completed a share exchange with Dr. Carson to re-acquire the 15% interest in G+W, and therefore at September 30, 2017 our entire 100% interest in G+W remains pledged as security for outstanding amounts under this credit agreement.

On December 31, 2015 we again amended the credit agreement to increase the borrowing limit to $1,000,000 and extended the maturity date to December 31, 2016.

Finally, on March 31, 2017 with an effective date of December 31, 2016 we again amended the credit agreement to extend the maturity date to December 31, 2018.  All other terms of the agreement were unchanged. At September 30, 2017 the Company has an additional $67,500 available under the credit line.

No draws were made during the nine months ended September 30, 2017.  During the nine months ended September 30, 2016, draws totaling $45,000 were made and were primarily used to fund working capital and certain obligations due to maintain our mining rights and properties.  At both September 30, 2017 and December 31, 2016, a total of $932,500 was outstanding under this line of credit.  In addition, a total of $199,401 and $157,707 of interest has been accrued on this obligation and is included in Accrued interest - related parties on the accompanying consolidated balance sheets at September 30, 2017 and December 31, 2016, respectively.

Note 7 – Notes Payable – Related Parties

In August 2011, we entered into an unsecured loan from John Power, the Company’s Chief Financial Officer, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and is payable on demand with thirty days’ notice from the lender. During 2014, the Company made payments totaling $5,000 to pay down the principal balance of the note.  At both September 30, 2017 and December 31, 2016, the note balance was $15,000. At September 30, 2017 and December 31, 2016, interest totaling $1,346 and $676, respectively, was accrued on this note payable and is included in Accrued interest – related parties on the accompanying consolidated balance sheets.

In January 2014, we entered into an additional unsecured loan from Mr. Power, evidenced by a $50,000 promissory note. The promissory note bears interest at 6.75% per annum and is payable on demand with thirty days’ notice from the lender. At September 30, 2017 and December 31, 2016, interest totaling $5,389 and $2,874, respectively, was accrued on this note payable and is included in Accrued interest – related parties on the accompanying consolidated balance sheets.  At both September 30, 2017 and December 31, 2016, the note balance was $50,000.

During the third quarter of 2016, we entered into an additional unsecured loan from Mr. Power, evidenced by a $35,000 promissory note that was subsequently paid in full during the fourth quarter of 2016. At December 31, 2016, unpaid accrued interest of $382 remained on this note and was included in Accrued interest – related parties on the accompanying consolidated balance sheet at December 31, 2016. The remaining accrued interest of $382 was paid to Mr. Power during the period ended September 30, 2017.

On May 31, 2017 we entered into three short-term notes with Mr. Gibbs, Dr. Carson and Mr. Power in the principal amounts of $100,000, $25,000 and $25,000, respectively. The notes bear interest at 6% and mature on November 15, 2017. The notes have subsequently matured and have not been repaid. As of September 30, 2017 a total of $3,008 of interest is accrued on these notes.

On June 30, 2017 we entered into an additional secured loan for advances from Mr. Power and evidenced by a $125,000 promissory note. The promissory note bears interest at 6% per annum and matures on December 31, 2017.  As of September 30, 2017, a total of $1,890 of interest is accrued on this note. The note is collateralized by our investment in Rio Silver shares and warrants.

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

On April 14, 2017 the Company and the note holder agreed to modify the terms of the note to reduce the conversion rate from $0.039 to $0.01, and the maturity terms from five days written demand to 180 days. Immediately subsequent to the modifications, the note holder converted $20,000 of the principal into 2,000,000 shares of common stock. This transaction resulted in a total of $173,146 of the derivative liability reclassified to additional paid-in capital. Immediately following the conversion, the note principal balance was $13,020 together with accrued interest of $1,830. The Company agreed to pay the note holder $8,850 in cash consisting of $7,020 of principal and the $1,830 accrued interest. The agreement to pay the principal and accrued interest in cash resulted in a $76,621 reduction of the derivative liability, which was recorded as a gain on change of the derivative liability. As of September 30, 2017, this amount has not been paid and is included in accounts payable. Following these transactions the note had a principal balance of $6,000 and no accrued interest.

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

On August 3, 2017, Brightstar converted the remaining $3,000 of the note into an additional 3,000,000 shares of the Company’s stock. Accrued interest on the note of $55 was also converted. This transaction resulted in a total of $335,200 of the derivative liability and $55 of accrued interest transferred to Additional paid-in-capital. As of September 30, 2017, there are no additional principal or accrued interest amounts owed on the note.

The note contained certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the note conversion price.  Accordingly, the conversion features of the note are considered a discount to the note.  However, since the note is payable upon demand by the note holder, the value of the discount was considered interest expense at the time of its inception.

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

Based upon the above, the note was evaluated upon the initial change in the conversion rate on April 14, 2017 from $0.039 to $0.01. This evaluation resulted in an increase of the liability and a loss on change of the derivative liability of $239,640.  The note was again evaluated upon the subsequent reduction of the conversion rate from $0.01 to $0.001. This evaluation resulted in an increase of the liability and a loss on change of the derivative liability of $485,917.

The following table summarizes the assumptions used to value the derivative liability on April 14 for each change in the conversion rate:

Fair value assumptions – derivative:	April 14, 2017
Risk free interest rate	1.03%
Expected term (years)	1.0
Expected volatility	154%
Expected dividends	0%

On August 3, 2017, in accordance with the final conversion of the remaining $3,000 principal of the note, the fair value of the derivative liability was determined to be $335,200 resulting in an additional loss on change of the derivative liability of $1,900 for the three months ended September 30, 2017.

The following table summarizes the assumptions used to value the derivative liability at August 3, 2017:

Fair value assumptions – derivative:	August 3, 2017
Risk free interest rate	1.22%
Expected term (years)	1.0
Expected volatility	137%
Expected dividends	0%

The quarterly and special evaluations combined with the gain resulting from the agreement to pay a portion of the principal and interest to the original note holder have resulted in a total loss on changes of the derivative liability of $1,900 and $657,776 for the three and nine-months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2016, we recorded a gain on the change in the derivative liability of $70,680 and a loss of $75,854, respectively.

The following table summarizes the assumptions used to value the derivative liability at December 31, 2016:

Fair value assumptions – derivative:	December 31, 2016
Risk free interest rate	0.85%
Expected term (years)	1.0
Expected volatility	158%
Expected dividends	0%

A total of $-0- and $1,316 of interest is accrued on the note at September 30, 2017 and December 31, 2016, respectively, and is included in Accrued interest on the accompanying consolidated balance sheets.

Note 9 – Equity

Sales of common stock and warrants:

During the nine months ended September 30, 2017 we completed private placements of equity securities with three investors in which we sold a total of 1,250,000 units priced at $0.10 per unit, resulting in total proceeds of $125,000. Each unit comprised of one share of common stock, and one warrant entitling the holder to purchase one share of common stock at a price of $0.10 per share in cash, and expire December 30, 2017.  The warrants include anti-dilution rights for stock splits, stock dividends and the sale of substantially all the Company’s assets. We allocated the proceeds of the offering to additional paid-in capital based on the relative fair values of the equity instruments at the dates of the sale transactions in the following manner: common stock issued at 59%, and the warrants at 41%. On August 3, 2017, a warrant holder exercised 500,000 warrants resulting in net proceeds of $50,000.

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

Issuance of stock for services:

On September 25, 2017, the Company entered into an advertising agreement (“Agreement”) with Bright Star International, Inc. (“Bright Star”). Pursuant to the terms of the Agreement, the Company issued Bright Star, as its sole compensation, an aggregate of 1,500,000 shares of the Company’s restricted common stock. The shares were subsequently returned to the Company and the Agreement cancelled. See Note 14 - Subsquent Events for further details.

On October 15, 2016 the Company executed a letter agreement with Mining Clips LLC, to provide marketing, public relations and outreach management services. The initial term of the agreement was three months and would rollover for additional three month periods until such time a mutually agreed upon change is made, or it is terminated by the Company with thirty days notice prior to the end of the three month period in which the agreement is active. The initial compensation for the services included cash payments totaling $11,250, payable in equal monthly installments during the term of the agreement. As of September 30, 2017 all the monthly installments due have been paid. In addition to the cash payments, a total of 62,500 shares of the Company’s common stock were issued as compensation for the initial three-month service period. The shares issued were valued at $8,125, which was amortized over the three-month service period. The agreement was not renewed after the initial three-month period. No additional shares of the Company’s common stock have been issued under this agreement and the original agreement has been terminated. However, Mining Clips has continued to perform services on an at-will basis for a fee $1,750 per month.

Note 10 - Commitments and Contingencies

As part of our acquisition of the Silver District properties from Columbus Exploration, we assumed the Red Cloud lease whose initial term expires in August 2026. The lease requires annual advance minimum royalty payments of $10,000 through the term of the lease due on the annual anniversary of the agreement.  The lease is also subject to a 2% net production royalty to be paid to the lessor from the sale of precious metals extracted from the leased property.   In order to maintain the BLM lode and mill site claims, annual payments are required before the end of August of each year. Payments are also due annually on two patented claims we leased in July 2015 and on our Arizona State Minerals Exploration Permit.  As of September 30, 2017, all of these claims and leases are in good standing.

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

During the term of the agreement, Magellan agreed to pay Dr. Carson a base salary in equal semi-monthly installments less required withholding and other applicable taxes. Dr. Carson’s salary was set at $6,667 per month during the three-month period from June 1, 2016 through August 31, 2016, and thereafter at $10,000 per month. Until such time as Magellan is properly funded, Magellan may defer and accrue salary owed.  If not properly funded before the end of the term, Magellan may at its option issue shares of Magellan common stock as settlement of the accrued salary liability. A total of $150,001 and $13,978 of salary and associated payroll tax obligations pursuant to the agreement, respectively, had been accrued on this obligation and are included in accrued liabilities on the accompanying consolidated balance sheets at September 30, 2017. At December 31, 2016 a total of $60,001 and $5,951 of salary and associated payroll tax obligations, respectively, had been accrued on this obligation and are included in accrued liabilities on the accompanying consolidated balance sheets.

Dr. Carson shall have the right to voluntarily terminate his employment with Magellan during the term. To effect such voluntary termination, Dr. Carson shall provide Magellan at least 60 days advanced written notice of such termination. Upon termination, Dr. Carson shall be paid his base salary through the date of termination, including any amount that may have been deferred and accrued.

Note 12 – Finder’s Agreement

On November 1, 2016 the Company executed a Finder’s Agreement (“Agreement”), with a third party consultant to introduce the Company to potential investors beginning with its November 2016 private placement offering. The term of the Agreement is six months, or until the Company informs the consultant it has located investors to purchase the securities. The consultant is to be compensated for the services by cash payments totaling $30,000, payable at or before the termination of the Agreement. As of September 30, 2017 the Company had paid approximately $23,500 to the consultant pursuant to the Agreement, including $12,500 paid during the nine months ended September 30, 2017.

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

Management Fees

The Company maintains a month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for his services as CFO to Magellan. Effective August 31, 2017, Mr. Power resigned as CFO and Secretary of the Company and was replaced by Michael P. Martinez on September 18, 2017 to serve as CFO, Secretary and Treasurer. Mr. Power continues to serve as a member of the Board of Directors.

Management fees to Mr. Power for the three and nine months ended September 30, 2017 are $5,000 and $20,000, respectively. For the three and nine months ended September 30, 2016, management fees to Mr. Power were $7,500 and $22,500, respectively. These fees are included in general and administrative expenses in our statement of operations.  At September 30, 2017 and December 31, 2016, $27,500 and $10,000, respectively, of the fees had not been paid and are included in accrued liabilities on the accompanying consolidated balance sheets.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	September 30, 2017	December 31, 2016
Accrued interest payable - Mr. Gibbs	$ 201,407	$ 157,707
Accrued interest payable - Mr. Power	9,126	3,932
Accrued interest payable - Dr. Carson	501	-

	$ 211,034	$ 161,639

During the nine months ended September 30, 2017, we paid a total of $382 to Mr. Power representing unpaid accrued interest on a note payable. During the year ended December 31, 2016, we paid a total of $2,500 to Mr. Power representing unpaid accrued interest on notes payable.

Advances Payable – Related Party

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

Nine Months Ended September 30, 2017
	Advances	Repayments
Mr. Power	$ 78,050	$ 25,050
Mr. Carson	8,100	-
Totals	$ 86,150	$ 25,050

Nine Months Ended September 30, 2016
	Advances	Repayments
Mr. Power	$ 12,650	$ 12,650

At September 30, 2017 a total of $61,100 of short-term advances from related parties were outstanding and are included in advances payable, related party on the accompanying consolidated balance sheet. No related party advances were outstanding at December 31, 2016.

In addition to the above, during the nine months ended September 30, 2017, Mr. Power advanced the Company $150,000 that was converted into two short-term notes payable as discussed in Note 7 – Notes Payable – Related Parties.

The Company also utilizes a credit card owned by Mr. Power to pay travel and other obligations when the availability of cash is limited or the timing of the payments is considered critical. No amounts were outstanding on this credit card at either September 30, 2017 or December 31, 2016.

Note 14 – Subsequent Events

On October 10, 2017, the Company and Bright Star International, Inc. (“Bright Star”) signed a confirmation letter mutually declaring the previously executed Consulting Agreement and Advertising Agreement between the parties null and void. Subsequently, Brightstar returned the 1,500,000 shares of stock to the Company.

On October 17, 2017, the Company signed an Amendment (“Amendment”) to the Stock Purchase Agreement, dated September 9, 2017 by and among the Company, Magellan Acquisition Corporation (“Purchaser”), Vane Minerals (UK) Limited (“Minerals”), Rose Petroleum, plc (Minerals parent corporation) (“Rose”) and Minerals’ wholly-owned subsidiaries Minerales Vane, S.A. de C.V. (“Vane”) and Minerales Vane 2, S.A. de C.V. (“Vane 2”). Rose and Minerals are together the “Seller”.  Under the terms of the Amendment, the Purchaser shall purchase all of the shares of Vane 2 from Seller. The Amendment provides that the closing date of the Stock Purchase Agreement shall be extended from November 30, 2017 to December 31, 2017.

Effective October 26, 2017, the Company granted stock options to four persons pursuant to the Company’s 2017 Equity Incentive Plan.  The Company granted options to purchase an aggregate of 3,600,000 shares having an exercise price of $.04 per share.  The options have a term of ten years from the date of grant and are immediately exercisable on the date of grant.

Effective October 26, 2017, the Company’s CEO agreed to waive payment of accrued but unpaid salary obligations from June 1, 2016 through September 30, 2017 in the aggregate amount of $150,000. On the same date, the Company issued the CEO 4,000,000 shares of restricted common stock.

On October 24, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to increase the number of authorized shares of the Company to 1,000,000,000 shares of common stock and 25,000,000 shares of preferred stock.

On November 1, 2017, the Company entered into a Consulting Agreement with Life Sciences Journeys, Inc. (“Life Sciences”). Pursuant to the terms of the Agreement, the Company agreed to issue to Life Sciences, as its sole compensation, an aggregate of 3,000,000 shares of the Company’s restricted common stock.

On November 1, 2017, the Company sold a 10% Convertible Promissory Note (“Note”) in a principal amount of $170,000 for a purchase price equal to the principal amount of the Note pursuant to the terms a of Securities Purchase Agreement dated November 1, 2017. After deducting the investor’s discount and legal fees, net proceeds to the Company were $153,650. The Note matures on November 1, 2018 and becomes convertible into the Company's common stock after 180 days from the date the Note is issued.

On November 2, 2017, the Company sold a 10% Convertible Promissory Note (“Note”) in principal amount of $125,000 for a purchase price equal to the principal amount of the Note pursuant to the terms of a of Securities Purchase Agreement dated November 2, 2017. After deducting the investor’s discount and legal fees, net proceeds to the Company were $113,500. The Note matures on November 2, 2018 and becomes convertible into the Company's common stock after 180 days from the date the Note is issued.

On November 7, 2017 the Company and Rose executed an Interim Milling Agreement (the “Agreement”), with an effective date of November 1, 2017, whereby, pending closing of the SPA transaction, Rose shall cause its subsidiary, Minerales Vane S.A. de C.V., a Mexico corporation (“Vane”), to reopen the SDA Mill and recommence operations. The Company provided working capital funding in the amount of $50,000 and will provide additional working capital if required, and is entitled to receive all positive cash flow generated under the Agreement pending closing of the SPA.

On November 16, 2017, the Company funded $900,000 into an escrow account as partial consideration to purchase the SDA Mill. Per the Stock Purchase Agreement executed on September 9, 2017, the total consideration for the purchase price is US$1,500,000, payable as to $1,000,000 in cash and $500,000 in restricted common stock of the Company. The escrow funding of $900,000 together with the June 2017 option payment of $100,000, comprise the $1,000,000 cash component of the purchase price. Subsequent to September 30, 2017, related parties have advanced $735,000 to Magellan for working capital and the purchase escrow account. These advances will be secured with the stock of the Mexican subsidiary that will hold the SDA Mill at closing.

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

On September 30, 2014, we formed and organized a new wholly-owned subsidiary, Gulf + Western Industries, Inc., a Nevada corporation (“Gulf+Western” or “G+W”), to own our Silver District mining interests.  On October 1, 2014 we completed the transfer of those assets from Magellan to G+W.  At the time of the transfer, Magellan owned all the outstanding common stock of G+W.   Effective December 31, 2014, Magellan pledged all its ownership interest in G+W to Mr. John D. Gibbs, a significant shareholder in the Company, as security for outstanding amounts under a line of credit agreement between Magellan and Mr. Gibbs.  As of September 30, 2017, the total amount owed under the credit agreement was $1,131,901, which includes $932,500 of principal and $199,401 of accrued interest.

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

On July 31, 2017, the Company executed Amendment No. 1 to the Memorandum of Understanding dated March 3, 2017. The amendment provides that on or before August 15, 2017, the Company shall provide the seller executed irrevocable bridge loan commitments representing an aggregate of not less than $900,000 in commitments available to fund the purchase transaction. In addition, the agreement requires the Company to reimburse the seller for certain employee holding and mill maintenance costs for the months of August and September 2017 at a total of $25,300 for each month. The Company has paid both the August and September reimbursements as agreed upon.

On August 14, 2017, as required by Amendment No. 1, the Company provided the seller executed bridge loan commitments aggregating $900,000 available to fund the purchase transaction. The Company’s provision of the commitment letters resulted in the extension of the purchase option until either the transaction is consummated or abandoned by the parties. On September 9, 2017, the Company entered into a definitive and binding Stock Purchase Agreement (“SPA”) for purchase of the SDA Mill. A subsequent amendment to the SPA on October 17, 2017 extended the closing date to December 31, 2017. There is no assurance that we will satisfactorily complete our due diligence and/or raise the necessary capital to consummate this transaction.

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

Results of Operations for the three months Ended September 30, 2017 and 2016

	Three Months Ended September 30,
	2017	2016

Operating expenses:
Exploration costs	$ 10,872	$ 15,056
General and administrative expenses	194,356	91,309
Total operating expenses	205,228	106,365

Operating loss	(205,228)	(106,365)

Other income (expense):
Interest expense	(19,356)	(15,684)
(Loss) gain on change in derivative liability	(1,900)	70,680
Net loss	$ (226,484)	$ (51,369)

Operating expenses

During the three months ended September 30, 2017, our total operating expenses were $205,228 as compared to $106,365 during the three months ended September 30, 2016.

During the three months ended September 30, 2017 we incurred $10,872 of exploration costs as compared to $15,056 in 2016.  Exploration costs for the three months ended September 30, 2017 comprised of $10,872 for our lease payments and maintenance expenses associated with our Silver

District claims and $-0- in various mining related expenses associated with our mining efforts in Peru. Exploration costs for the three months ended September 30, 2016 are comprised of $11,000 of  royalty and lease payments associated with out Silver District claims, and approximately $4,000 of professional geologic expenses, also associated with our Silver District claims.

General and administrative expenses for the three months ended September 30, 2017 totaling $194,356 as compared to $91,309 for the three months ended September 30, 2016. The $103,047 increase is primarily associated with increases in professional legal fees, accounting and audit fees, officer compensation, and other costs associated with our acquisition efforts of the SDA Mill in Mexico.  For the three months ended September 30, 2017, administrative expenses were comprised of investor relations fees of $17,758, officer compensation of $32,796, accounting and auditing fees of $20,658, legal fees of $25,010, management fees to Mr. Power of $5,000, administrative service fees of $5,391, other administrative costs including travel, office and facility rents, and other expenses associated with our acquisition efforts of the SDA Mill totaling $88,037, and a $294 gain on foreign currency translations associated with our operations in Peru.

On June 1, 2016 we executed an employment agreement with Dr. Pierce Carson in which Dr. Carson assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The term of the agreement covered the period from June 1, 2016 to May 31, 2017. On June 1, 2017, Dr. Carson and the Company agreed to extend the agreement to May 31, 2018 under the same terms and conditions. During the term of the agreement, Dr. Carson was paid a base salary in equal semi-monthly installments. Dr. Carson’s salary was set at $6,667 per month during the three-month period from June 1, 2016 through August 31, 2016, and thereafter at $10,000 per month. A total of $32,796 representing Dr. Carson’s base salary and applicable payroll taxes was expensed and is included in general and administrative expenses for the three months ended September 30, 2017.  As of September 30, 2017 all of the salary and payroll expense totaling $163,979 was unpaid and is included in accrued liabilities on the accompanying consolidated balance sheets.

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

Interest expense for the three months ended September 30, 2017 and 2016 totaled $19,356 and $15,684, respectively, and is primarily attributable to our related party line of credit, which accrues interest at the rate of 6.0% per year, and our related party notes payable which accrue interest at a weighted average interest rate of 6.11%.

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

Finally, on August 3, 2017 the new note holder converted all remaining principal and accrued interest into shares of the Company’s common stock. These transactions are discussed in detail in Note 8 – Convertible Note Payable and Derivative Liability in the accompanying consolidated financial statements.

The following table summarizes the change in the derivative liability and the loss recognized for the revaluation of the derivative upon conversion during the current quarter:

Balance of derivative liability at June 30, 2017	$ 333,300
Reductions of liability upon conversions of principal and accrued interest	(335,200)
Loss recognized for revaluation of derivative liability upon conversion at August 3, 2017	1,900

Balance of derivative liability at September 30, 2017	$ -

We estimate the fair value of the derivative using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the note.

The following table summarizes the assumptions used to value the derivative liability on April 14 for each change in the conversion rate:

Fair value assumptions – derivative:	April 14, 2017
Risk free interest rate	1.03%
Expected term (years)	1.0
Expected volatility	154%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative liability at August 3, 2017:

Fair value assumptions – derivative:	August 3, 2017
Risk free interest rate	1.22%
Expected term (years)	1.0
Expected volatility	137%
Expected dividends	0%

We estimated the fair value of the derivative at September 30, 2016 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.  This valuation resulted in a decrease to the liability of $70,680, which was recognized as a gain on change in derivative liability for the three months ended September 30, 2016.

The following table summarizes the assumptions used to value the derivative Note discount at September 30, 2016:

Fair value assumptions – derivative:	September 30, 2016
Risk free interest rate	0.59%
Expected term (years)	1.0
Expected volatility	134%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative liability at December 31, 2016:

Fair value assumptions – derivative:	December 31, 2016
Risk free interest rate	0.85%
Expected term (years)	1.0
Expected volatility	158%
Expected dividends	0%

Results of Operations for the nine months Ended September 30, 2017 and 2016

	Nine months Ended September 30,
	2017	2016

Operating expenses:
Exploration costs	$ 53,733	$ 34,220
General and administrative expenses	480,871	231,983
Total operating expenses	534,604	266,203

Operating loss	(534,604)	(266,203)

Other income (expense):
Interest expense	(50,349)	(46,387)
Loss on change in derivative liability	(657,776)	(75,854)
Net loss	$ (1,242,729)	$ (388,444)

Operating expenses

During the nine months ended September 30, 2017, our total operating expenses were $534,604 as compared to $266,203 during the nine months ended September 30, 2016.

During the nine months ended September 30, 2017 we incurred $53,733 of exploration costs as compared to $34,220 in 2016.  Exploration costs for the nine months ended September 30, 2017 are comprised of $24,188 for our consulting geologist, geochemical, lease payments and maintenance expenses associated with our Silver District claims and $29,545 in various mining related expenses associated with our mining efforts in Peru. Exploration costs for the nine months ended September 30, 2016 are primarily comprised of $11,860 of  royalty and lease payments and legal title work associated with our Silver District claims, as well as $22,360 of geologic related expenses including a contracted ground magnetic survey, laboratory soil analysis and geologist consulting fees associated with our Silver District project.

General and administrative expenses for the nine months ended September 30, 2017 totaling $480,871 as compared to $231,983 for the nine months ended September 30, 2016. The $248,888 increase is primarily associated with increases in officer compensation, investor relations and professional legal and accounting fees, and other costs associated with our acquisition efforts of the SDA Mill in Mexico.  For the nine months ended September 30, 2017, administrative expenses  comprised of investor relations fees of $89,095, officer compensation of $98,387, accounting and auditing fees of $60,128, legal fees of $68,901, management fees to Mr. Power of $20,000, administrative service fees of $14,810, other administrative costs including travel, office and facility rents, and other expenses associated with our acquisition efforts of the SDA Mill totaling $129,599, and a $49 gain on foreign currency translations associated with our operations in Peru.

On November 1, 2016 the Company executed a Finder’s Agreement (“Agreement”), with a third party consultant to introduce the Company to potential investors beginning with its November 2016 private placement offering. The term of the Agreement is nine months, or until the Company informs the consultant it has located investors to purchase the securities. The consultant is to be compensated for the services by cash payments totaling $30,000, payable at or before the termination of the Agreement. During the nine months ended September 30, 2017 the Company paid the consultant a total of $12,800, which is included in investor relations expenses for the nine months ended September 30, 2017. As of September 30, 2017 the Company had paid approximately $23,800 to the consultant pursuant to the Agreement.

On June 1, 2016 we executed an employment agreement with Dr. Pierce Carson in which Dr. Carson assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The term of the agreement covered the period from June 1, 2016 to May 31, 2017. On June 1, 2017, Dr. Carson and the Company agreed to extend the agreement to May 31, 2018 under the same terms and conditions. During the term of the agreement, Dr. Carson was paid a base salary in equal semi-monthly installments. Dr. Carson’s salary is set at $6,667 per month during the three-month period from June 1, 2016 through August 31, 2016, and thereafter at $10,000 per month. A total of $98,387 representing Dr. Carson’s base salary and applicable payroll taxes was expensed and is included in general and administrative expenses for the nine months ended September 30, 2017.  As of September 30, 2017 all of the salary and payroll expense totaling $163,979 was unpaid and is included in accrued liabilities on the accompanying consolidated balance sheets.

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

Interest expense for the nine months ended September 30, 2017 and 2016 totaled $50,349 and $46,387, respectively, and is primarily attributable to our related party line of credit, which accrues interest at the rate of 6.0% per year, and our related party notes payable which accrue interest at a weighted average interest rate of 6.11%.

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

Finally, on August 3, 2017 the new note holder converted all remaining principal and accrued interest into shares of the Company’s common stock. These transactions are discussed in detail in Note 8 – Convertible Note Payable and Derivative Liability in the accompanying consolidated financial statements.

The following table summarizes the changes in the derivative liability and the gains and losses recognized upon changes in valuations and the pay down of principal and accrued interest:

Balance of derivative liability at December 31, 2016	$119,500
Gain recognized upon quarterly valuation at March 31, 2017	(57,430)

Balance of derivative liability at March 31, 2017	62,070
Losses recognized upon valuations for changes in conversion rates	725,557
Gain recognized resulting from pay down of principal and accrued interest	(76,621)
Reductions of liability upon partial conversions of principal and accrued interest	(442,076)
Loss recognized upon quarterly valuation at June 30, 2017	64,370
Balance of derivative liability at June 30, 2017	333,300
Reductions of liability upon conversions of principal and accrued interest	(335,200)
Loss recognized for revaluation of derivative liability upon conversion at August 3, 2017	1,900

Balance of derivative liability at September 30, 2017	$ -

We estimate the fair value of the derivative using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the note.

The following table summarizes the assumptions used to value the derivative liability on April 14 for each change in the conversion rate:

Fair value assumptions – derivative:	April 14, 2017
Risk free interest rate	1.03%
Expected term (years)	1.0
Expected volatility	154%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative liability at August 3, 2017:

Fair value assumptions – derivative:	August 3, 2017
Risk free interest rate	1.22%
Expected term (years)	1.0
Expected volatility	137%
Expected dividends	0%

We estimated the fair value of the derivative at September 30, 2016 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.  The quarterly valuations performed during the nine months ended September 30, 2016 resulted in an increase to the liability of $75,854, which was recognized as a loss on change in derivative liability for the nine months ended September 30, 2016.

The following table summarizes the assumptions used to value the derivative Note discount at September 30, 2016:

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

Liquidity and Capital Resources:

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At September 30, 2017, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $3,164,658.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

On December 31, 2015 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit to $1,000,000, which provides the Company an additional $67,500 available under the credit line at September 30, 2017.  Effective December 31, 2016 we amended the agreement to extend the maturity date to December 31, 2018.  As part of a 2014 amendment, we pledged our ownership interest in our subsidiary, G+W, which owns all our ownership interests in the Silver District properties, as security for all amounts outstanding under the credit agreement.

During the nine months ended September 30, 2017 we sold 1,250,000 units consisting of common stock and warrants and realized net proceeds of $125,000. Additionally, we realized $50,000 in net proceeds from the exercise of 500,000 warrants. The proceeds were generally used to fund certain investing activities and for general working capital.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Nine months Ended September 30,
	2017	2016
Net cash used in operating activities	$ (300,999)	$ (199,417)
Net cash used in investing activities	(208,297)	(71,753)
Net cash provided by financing activities	511,100	274,325
Effect of foreign currency exchange	(862)	-

Net increase in cash and cash equivalents	942	3,155
Cash and cash equivalents beginning of period	485	867
Cash and cash equivalents end of period	$ 1,427	$ 4,022

At September 30, 2017, we had $1,427 in cash and a $1,697,624 working capital deficit. This compares to cash of $485 and a working capital deficit of $1,413,221 at December 31, 2016.

Net cash used in operating activities during the nine months ended September 30, 2017 was $300,999 and was mainly comprised of our $1,242,729 net loss during the period, adjusted by a non-cash charge of $43,428 representing the amortization of certain service contracts, and the loss due to an increase in our derivative liability of $657,776.  In addition, it reflects an increase in prepaid expenses and other assets totaling $20,199, as well as increases in accounts payable and accrued expenses totaling $202,899, and increases in accrued interest totaling $49,964 representing accrued interest on our related party line of credit and related party and other notes payable.

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

During the nine months ended September 30, 2017, our net cash used in investing activities was $208,297.  During the period, the Company made two payments totaling $150,000 in connection with the option and option extension to purchase the SDA Mill in the State of Nayarit, Mexico from Rose Petroleum. Additionally during the period, we completed the second of two private placement unit financings in Rio Silver Inc. (“Rio”), associated with our mining option agreement with Rio. The private placement resulted in the Company obtaining an additional 1,250,000 units at a price of Cdn$0.06, which included one share of Rio Silver common stock and one warrant to purchase one share of Rio Silver common stock for Cdn$0.06 which expire on July 19, 2018. The cost of the units in the second private placement totaled USD $58,297.

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

During the nine months ended September 30, 2017, net cash provided by financing activities was $511,100. During the period, Mr. Power, an executive and director, advanced the Company a total of $78,050 of which $25,050 was repaid. Also during the period, Dr. Carson, an executive and director, advanced the Company $8,100 with no repayments. In addition, during the nine months ended September 30, 2017 we completed a private placement of equity securities with two investors in which we sold a total of 1,250,000 units priced at $0.10 per unit, resulting in total proceeds of $125,000. Each unit was comprised of one share of common stock, and one warrant entitling the holder to purchase one share of common stock at a price of $0.10 per share in cash, and expire December 30, 2017.

On July 31, 2017 a holder of 1,000,000 warrants exercisable at $0.10 exercised 500,000 warrants for $50,000 resulting in the issuance of 500,000 shares of the Company’s common stock. Upon exercise, the Company agreed to extend the expiration date on his remaining 500,000 warrants from December 30, 2017 to December 30, 2018.

During the nine months ended September 30, 2017 we issued a total of $275,000 of related party promissory notes. On May 31, 2017 we executed three short-term notes with Mr. Gibbs, significant shareholder, and our two executive officers, Dr. Carson and Mr. Power in the principal amounts of $100,000, $25,000 and $25,000, respectively. The notes bear interest at 6% and mature on November 15, 2017. In addition, on June 30, 2017 we entered into an additional secured loan for advances from Mr. Power and evidenced by a $125,000 promissory note. The promissory note bears interest at 6%

per annum and matures on December 31, 2017.  The note is collateralized by our investment in Rio Silver shares and warrants.

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

Also, in June 2016, we completed a private placement of equity securities in which we sold 4,875,000 units priced at $0.04 per unit. Each unit was comprised of one share of common stock, one Class A warrant and one Class B warrant. Each Class A warrant entitled the holder to purchase one share of common stock at a price of $0.07 per share in cash. Each Class B warrant entitled the holder to purchase one share of common stock at a price of $0.10 per share, exercisable in either cash or pursuant to a cashless exercise. The sale was concluded on June 30, 2016 and resulted in net proceeds of $194,325, which were net of $675 of direct offering costs. As of September 30, 2017 all the Class A and Class B warrants associated with this offering were unexercised and expired.

Also, Magellan Gold Peru (“MGP”), a wholly owned subsidiary of Magellan Gold Corporation (“MGC”), maintains its operations in the Peruvian Sol, its functional currency. The accounts of MGP are translated to US dollars upon consolidation for reporting purposes. Amounts representing funds owed to MGC for operating advances resulted in a currency translation difference of $862, which was recorded as a component of the consolidated comprehensive loss at September 30, 2017.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any abandonment or impairment losses. Proven and probable reserves have not been established for mineral rights as of September 30, 2017.  At September 30, 2017 mineral rights totaling $323,200 were net of $117,857 of impairment and abandonment charges.  No impairment charges were recognized for either the three or nine months ended September 30, 2017 or 2016.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements and the effect of net operating losses based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At September 30, 2017, the Company had no uncertain tax positions.

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the nine months ended September 30, 2017 and 2016, potential common shares associated with convertible notes payable and outstanding warrants to purchase common stock have been omitted from the net loss per common share computation as they are anti-dilutive due to the net loss for these periods.

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

Subsequent Events

On October 10, 2017, the Company and Bright Star International, Inc. ("Bright Star") signed a confirmation letter mutually declaring the previously executed Consulting Agreement and Advertising Agreement between the parties null and void.  Subsequently, Brightstar returned the 1,500,000 shares of stock to the Company.

On October 17, 2017, the Company signed an Amendment ("Amendment") to the Stock Purchase Agreement, dated September 9, 2017 by and among the Company, Magellan Acquisition Corporation ("Purchaser"), Vane Minerals (UK) Limited ("Minerals"), Rose Petroleum, plc (Minerals parent corporation) ("Rose") and Minerals' wholly-owned subsidiaries Minerales Vane, S.A. de C.V. ("Vane") and Minerales Vane 2, S.A. de C.V. ("Vane 2"). Rose and Minerals are together the "Seller".  Under the terms of the Amendment, the Purchaser shall purchase all of the shares of Vane 2 from Seller. The Amendment provides that the closing date of the Stock Purchase Agreement shall be extended from November 30, 2017 to December 31, 2017.

Effective October 26, 2017, the Company granted stock options to four persons pursuant to the Company's 2017 Equity Incentive Plan.  The Company granted options to purchase an aggregate of 3,600,000 shares having an exercise price of $.04 per share.  The options have a term of ten years from the date of grant and are immediately exercisable on the date of grant.

Effective October 26, 2017, the Company's CEO agreed to waive payment of accrued but unpaid salary obligations from June 1, 2016 through September 30, 2017 in the aggregate amount of $150,000. On the same date, the Company issued the CEO 4,000,000 sharees of restricted common stock.

On October 24, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to increase the number of authorized shares of the Company to 1,000,000,000 shares of common stock and 25,000,000 shares of preferred stock.

On November 1, 2017, the Company entered into a Consulting Agreement with Life Sciences Journeys, Inc. ("Life Sciences"). Pursuant to the terms of the Agreement, the Company agreed to issue to Life Sciences, as its sole compensation, an aggregate of 3,000,000 shares of the Company's restricted common stock.

On November 1, 2017, the Company sold a 10% Convertible Promissory Note ("Note") in a principal amount of $170,000 for a purchase price equal to the principal amount of the Note pursuant to the terms a of Securities Purchase Agreement dated November 1, 2017. After deducting the investor's discount and legal fees, net proceeds to the Company were $153,650. The Note matures on November 1, 2018 and becomes convertible into the Company's common stock after 180 days from the date the Note is issued.

On November 2, 2017, the Company sold a 10% Convertible Promissory Note ("Note") in principal amount of $125,000 for a purchase price equal to the principal amount of the Note pursuant to the terms of a of Securities Purchase Agreement dated November 2, 2017. After deducting the investor's discount and legal fees, net proceeds to the Company were $113,500. The Note matures on November 2, 2018 and becomes convertible into the Company's common stock after 180 days from the date the Note is issued.

On November 7, 2017 the Company and Rose executed an Interim Milling Agreement (the "Agreement"), with an effective date of November 1, 2017, whereby, pending closing of the SPA transaction, Rose shall cause its subsidiary, Minerales Vane S.A. de C.V., a Mexico corporation ("Vane"), to reopen the SDA Mill and recommence operations. The Company provided working capital funding in the amount of $50,000 and will provide additional working capital if required, and is entitled to receive all positive cash flow generated under the Agreement pending closing of the SPA.

On November 16, 2017, the Company funded $900,000 into an escrow account as partial consideration to purchase the SDA Mill. Per the Stock Purchase Agreement executed on September 9, 2017, the total consideration for the purchase price is US$1,500,000, payable as to $1,000,000 in cash and $500,000 in restricted common stock of the Company. The escrow funding of $900,000 together with the June 2017 option payment of $100,000, comprise the $1,000,000 cash component of the purchase price. Subsequent to September 30, 2017, related parties have advanced $735,000 to Magellan for working capital and the purchase escrow account.  These advances will be secured with the stock of the Mexican subsidiary that will hold the SDA mill at closing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to management, including W. Pierce Carson, our President, and Michael P. Martinez, our Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to lack of segregation of duties, a limited corporate governance structure, and lack of a formal review process that includes multiple levels of review as discussed in Item 9A of our Form 10-K for the fiscal year ended December 31, 2016.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 20, 2017

MAGELLAN GOLD CORPORATION

By: /s/ W. Pierce Carson

      W. Pierce Carson

      President, Chief Executive Officer

      (Principal Executive Officer),

By: /s/ Michael P. Martinez

      Michael P. Martinez

      Chief Financial Officer

      (Principal Accounting Officer)