Form 10-K
period 2017-12-31
MAGELLAN GOLD Corp
filed 2018-05-17
CIK 1515317

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company[ ] Emerging Growth Company [X]

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

The aggregate market value of the 43,747,607 shares of voting and non-voting common equity held by non-affiliates of the Company calculated by taking the last sales price of the Company's common stock of $0.11 on June 30, 2017 was $4,812,236.77.

The number of shares outstanding of the registrant’s common stock, as of May 14, 2018 is 105,581,382.

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

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

INTRODUCTION

About Our Company

Magellan Gold Corporation (“Magellan”, “the Company”, “our” or “we”) was formed and organized effective September 28, 2010, under the laws of the State of Nevada.  We are an exploration stage company and our principal business is the acquisition and exploration of mineral resources in Arizona, California, Nevada and Mexico. We have not presently determined whether the properties to which we have mining rights contain mineral deposits that are economically recoverable.

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

Our focus is on projects in Arizona and Mexico.

Silver District, La Paz County, Arizona

In August 2012, we entered into an Option Agreement with Columbus Silver (US) Corporation (“Columbus”) to purchase  “The Silver District Claims” consisting of 85 unpatented lode mining claims, 4 patented lode claims, an Arizona State Exploration Permit of 154.66 acres and 23 unpatented mill site claims, totaling over 2,000 acres in La Paz County, Arizona.  The underlying claims are subject to third party lease and or purchase obligations and net smelter royalties of varying percentages. In June and July 2013, Magellan staked 9 additional unpatented lode mining claims in the Silver District adjacent to the land package under option from Columbus; the Company currently retains 2 of these original 9 claims.Effective September 29, 2014, we entered into a Purchase Agreement with Columbus Silver (US) Corporation, a wholly-owned subsidiary of Columbus Exploration Corporation (TSXV:CLX) to purchase the patented and unpatented mining claims that had been covered by the Option Agreement.   The Purchase Agreement superseded the Option Agreement and conveyed the Silver District Claims to the Company.  In consideration of the Silver District Claims, we made a one-time payment to Columbus in the amount of $100,000.   Following our purchase of the Silver District Claims, we formed a new wholly-owned subsidiary “Gulf + Western Industries, Inc.” (“Gulf + Western”) and transferred our interest in the Silver District Claims to Gulf + Western.

In November 2015 we were granted a new Arizona State Exploration Permit that effectively increases the size of our exploration permit in the Silver District from 154.66 acres to 334.85  acres.

In October 2012 Magellan staked fifty (50) unpatented lode mining claims known as the “Sacramento Mountains Project” totaling approximately 1,000 acres on Federal (BLM) land.    In 2015, we renewed 14 of these claims and let the balance of the claims lapse.  The Project was  located in the northwest corner of the Sacramento Mountains approximately 10 miles WNW of Needles, California. On February 12, 2016, the White House announced President Obama had designated three national monuments in southern California covering 1.8 million acres of federal lands.   Our Sacramento claims were within borders of one

of these new monuments.  We determined this new designation would have an adverse effect on our ability to explore or develop mineral deposits on our Sacramento Mountains Project and as a result on September 1, 2016 allowed the claims to lapse, thereby terminating the project.

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

Rio Silver, Inc. Option Agreement

On October 24, 2016, Magellan entered into an option agreement with Rio Silver Inc., a Canadian company (“Rio Silver”), granting Magellan the right to earn an undivided 50% interest in the Niñobamba Silver/Gold Project in central Peru. To earn its 50% interest, Magellan was obligated to spend $2.0 million in exploration over three years. The Niñobamba project is comprised of five concessions that total 36.5 square kilometers (9,027 acres).

In connection with the option agreement, Magellan was obliged to subscribe to two private placement unit financings in Rio Silver, each for aggregate proceeds of Cdn$75,000. The Company completed the first unit private placement in August 2016 and the second in January 2017. The Company was issued 2,750,000 shares of Rio Silver stock (TSX.V: RYO) pursuant to the private placements.

Effective December 31, 2017, the Company agreed with Rio Silver to terminate the option agreement, thereby terminating the Company’s option to earn an interest in the Niñobamba Silver/Gold Project. The Company retained its ownership of Rio Silver stock. Also effective December 31, 2017, the Company sold its interest in Magellan Gold Peru S.A.C. in consideration of $1.00.

SDA Mill Acquisition

On November 30, 2017, the Company purchased from Rose Petroleum plc (“Rose”) a mineral processing mill operation located in the state of Navarit, Mexico (the “SDA Mill”) as well as its associated assets, licenses and agreements.  Magellan previously had paid a non-refundable $50,000 option payment, and an additional $100,000 option-to-purchase extension. The $100,000 option extension payment was applied against the cash portion of the purchase price.

The purchase price for the SDA Mill consisted of $850,000 cash, a $50,000 promissory note, the $50,000 non-refundable option payment, the $100,000 option-to-purchase payment, and 14,200,834 shares of common stock (the “Shares”) with a fair value of $426,026 on the date of acquisition. The note was non-interest bearing and has been paid in full.  The Shares will be held in escrow for a period of 12 months and the Company has the option to repurchase the Shares from Rose for the sum of $500,000 in the first six months and $550,000 in months seven to twelve.

Rose owned one share of Series A capital stock of Minerales Vane S.A. de C.V. (“Minerales Vane 1”) and Vane Minerals (UK) Limited (“Vane UK”) owned 49,999 shares of Series A capital stock and 26,524,000 shares of Series B capital stock of Minerales Vane 1.

Prior to closing, all of the assets and operations related to the SDA Mill were transferred to a newly incorporated entity, Minerales Vane 2 S.A. de C.V.  (“Minerales Vane 2”).  Effective November 30, 2017, the Company’s newly incorporated wholly-owned subsidiary, Magellan Acquisition Corporation (“MAC”), acquired 100% of the issued and outstanding shares of Minerales Vane 2.

On October 17, 2017, the Company amended the agreement to include the acquisition of Minerales VANE Operaciones (“MVO”) (the entity that provides labor to the SDA Mill) for $2,500 as soon as practicable following the Closing Date, rather than prior to the Closing Date.  At December 31, 2017, the Company had not obtained control of MVO.  Magellan subsequently acquired control of MVO in January 2018 and paid for it in April 2018.

Our primary focus with the acquisition of the SDA Mill in Mexico is to transform Magellan into a production company, to continue to advance our Arizona silver project towards resource definition and eventual development, and possibly to acquire additional mineral rights and conduct additional exploration, development and permitting activities.  Our mineral lease payments, permitting applications and exploration and development efforts will require additional capital.

Subsequent to the closing, Rose and Magellan entered into an IVA Agreement pursuant to the provisions of the definitive Purchase Agreement.  Under the terms of the IVA Agreement, Rose advanced the sum of MXN 4,251,840 which was used to pay the IVA tax assessed by the Mexican taxing authorities on the acquisition transaction.  Magellan has agreed that Rose is entitled to any future credits or rebates of IVA tax that Magellan may be entitled to until the advance is fully recouped. On March 8, 2018, Pierce Carson, our CEO, executed a Guaranty of the Company's obligations under the IVA Agreement.

We rely upon the sale of our securities as well as advances and loans from executive management and significant shareholders to fund our operations as we have not generated any significant revenue.

Our principal executive offices are located at 2010A Harbison Drive # 312, Vacaville, CA  95687.  Our telephone number is (707) 884-3766, and our Internet website is www.magellangoldcorp.com.

Conflicts of Interests

Athena Silver Corporation is a company under common control. Mr. Power is a director and is also a director and CEO of Athena. Mr. Power and Mr. Gibbs are significant investors in both Magellan and Athena.

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

We have not completed a feasibility study with regard to all or a portion of any of our properties to date. Any mineralized material discovered or extracted by us should not be considered proven or probable mineral reserves. As of December 31, 2017, none of our mineralized material met the definition of proven or probable mineral reserves. We expect to remain an exploration stage company for the foreseeable future, even though we were extracting and processing mineralized material. We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable mineral reserves that meet the guidelines under SEC Industry Guide 7.

Our Properties

Our primary focus during the next twelve months, and depending on available resources, will be to acquire, explore, and if warranted and feasible, permit and develop our mineral properties.

We have two material properties, namely the Silver District Project in southwest Arizona and the SDA Mill in Nayarit State, Mexico. We currently intend to engage in exploration activities on the Silver District Project and, if commercially recoverable deposits are found, to conduct mineral development activities.  We intend to assess and acquire mineral properties in the region of the SDA Mill with the objective of sourcing ore for processing at the mill. To date, we have only begun preliminary exploration work.

SILVER DISTRICT PROJECT, LA PAZ CO., ARIZONA

The following map illustrates the location of our Silver District Project:

Silver District,La Paz County, Arizona

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

During February 2014 and January 2013, we paid the final two payments of $80,000 and $30,000, respectively, towards the purchase of the James Blaine-patented claim purchase obligation entered into between Columbus and a third party.  We also paid all of the costs to maintain all of the claims and leases in 2013 - 2017.

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

The highlights of the assay results include the following:

•Excellent comparison of our core hole PA-01 with historic RC hole S242P.   Magellan PA-01 intercept of 90 feet grading 6.05 OPT Ag, (including 10 feet of 17.06 OPT Ag), compared very favorably with the historic result of 90 feet grading 5.78 OPT Ag (including 10 feet averaging 14.60 OPT Ag).

•Previously unreported significant zinc and lead assays from the mineralization in PA-01 4.71% Zn and 1.56% Pb over 90 feet, including 10 feet averaging 8.35% Zn and 4.02% Pb.

•PA-01 intercepted a previously unknown vein structure, about 15 feet wide and approximately 50 feet below the known mineralized structure, that includes 3 feet grading 3.64% Zn, 0.62% Pb and 0.15 OPT Ag. The significance of this occurrence relative to the Papago resource area is unknown.

•PA-02 was drilled 250 feet east of PA-01 to test for the down plunge extension of that intercept, but did not encounter any mineralization due to offset by a late fault.

•RC-01 was drilled just north of the Red Cloud open pit to intersect the extension of the Red Cloud vein beneath the Red Cloud Fault.  Although the vein was known to be partly cut off by that fault, the hole intersected over 10 feet of the footwall of the vein, which has never been mined, including five feet grading 3.2% Pb, 7.47% Zn, 0.6 OPT Ag and Trace Au. The granodiorite in the footwall of the vein was extensively altered with stockwork veins for over 50 feet, containing anomalous levels of Pb, Zn, Ag and Au.

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

2016 - 2017 Exploration Program

During 2016 and 2017 we conducted exploration in the vicinity of the Red Cloud Mine, one of two mines in the district that produced significant quantities of silver-lead ores during the ten-year period 1883-1893. Mineralization in the Red Cloud area is controlled by veins localized along fault structures. The vein targets, which in most places are poorly exposed, occur along a prospective fault zone passing through the Red Cloud Mine.  The zone and its possible continuation extends 1,000 meters to the north-northwest of the mine, and to the south-southeast continues for over 800 meters towards the Papago Prospect, where drilling in 2014 returned significant results.

Our exploration program in 2016 and 2017 consisted of a ground magnetic survey and a geochemical orientation survey. The work had several objectives, including gaining a better understanding of the geology and in particular the locations of major fault structures, testing the usefulness of geochemical techniques for locating buried mineralization, and delineating drill targets.

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

In 2016 and 2017, we performed a geochemical orientation survey over the Red Cloud ore body in an attempt to detect known deep mineralization through overlying barren volcanic rocks. This technique could be useful in identifying additional ore bodies beneath post-mineral cover. In the Silver District, all the known ore bodies crop out at surface. Exploration for extensions of known ore bodies and potentially blind ore bodies must rely on indirect methods such as geochemistry or geophysics.

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

Based on the initial encouraging results obtained from the orientation survey, in 2017 we conducted an additional program of  soil sampling along strike to the north and south of the Red Cloud ore body. Samples were collected on a grid with lines oriented across strike of the Red Cloud vein.

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

SDA MILL, NAYARIT, MEXICO

UNITED STATES OF AMERICA
San Diego
Tucson
El Paso
Houston
Chihuahua
MEXICO
Baja Peninsula
Gulf of California
Pacific Ocean
Sierra Madre Occidental
Central Plateau
Monterrey
Sierra Madre Oriental
Gulf of Mexico
Mazatlan
Cabo San Lucas
SDA MILL
Acaponeta
Guadalajara
Puerto Vallarta
Mexico City
N
400km
300 mi
Yucatan Peninsula
Sierra Madre del Sur
Acapulco
MAGELLAN
CENTRAL AMERICA

SDA Mill, Nayarit State, Mexico

On March 3, 2017, Magellan acquired a 150-day option to purchase the SDA Mill from Rose Petroleum plc and its wholly-owned subsidiary Minerales Vane S,A. de C.V. (“Rose”) for consideration of $1.0 million in cash and $500,000 in restricted common stock of Magellan. The Company paid an intial $50,000 option fee on March 3, 2017, and on June 1, 2017 paid an additionl $100,000 option fee that also applied to the purchase price upon closing.

On July 31, 2017, Magellan and Rose agreed to extend the option period. Under terms of the extension, Magellan had the obligation by August 15, 2017, to deliver executed irrevocable bridge loan commitments representing not less than $900,000 in cash required to fund the transaction. Magellan delivered the loan commitments as required. Magellan also agreed to reimburse Rose for certain mill employee and maintenance costs for the months of August and September 2017. Magellan reimbursed Rose approximately $50,000 for the two months, as required under terms of the extension.

On September 9, 2017, Magellan and Rose executed a definitive and binding stock purchase agreement (“SPA”) pursuant to which Magellan would acquire 100% interest in Rose's wholly-owned Mexican subsidiary that owned the SDA Mill. The SPA provided that the purchase price for the SDA Mill would be US $1.5 million, consisting of $1.0 million in cash (of which $100,000 had been paid in the form of an option extension payment on June 1, 2017) and $500,000 in shares of Magellan’s restricted common stock. The SPA provided that closing of the transaction would be subject to the satisfaction of certain conditions, including Rose completing the split-off of its Mexican subsidiary that owned the SDA Mill and Rose obtaining the approval of its shareholders.

On November 30, 2017, as disclosed above, the transaction closed for the agreed upon price of approximately US$1.5 million, consisting of $1,000,000 in cash, including the $100,000 option extenstion payment, and $500,000 in restricted common stock of Magellan. Based upon the volume weighted average price per share of Magellan Gold stock for the 30 calendar days preceeding the closing date, 14,200,834 shares of stock were issued.in connection with the transaction.

The total purchase price for the SDA Mill was determined to be $1,476,025 which consisted of $850,000 cash, a $50,000 promissory note, the $50,000 non-refundable option payment, the $100,000 previously paid for the option-to-purchase extension, and 14,200,834 shares of common stock (the “Shares”) with a fair value of $426,025. The note was non-interest bearing and has been paid in full.  The Shares will be held in escrow for a period of 12 months and the Company has the option to repurchase the Shares from Rose for the sum of $500,000 in the first six months and $550,000 in months 7 to 12.

The SDA Mill is a fully operational flotation plant that also includes a precious metals leach circuit and associated assets, licenses and agreements. The mill has the capacity to process ore at a rate of up to 200 tons per day. The mill has a ten-year operating history. Historically its operation has been based on sales of flotation concentrates to smelters, and payment for precious metals content.  Until the month of November 2017 when the Company conducted limited toll milling operations, milling activity was on hold pending the completion of the purchase transaction.

Magellan acquired no ore reserves in connection with the SDA Mill purchase. Resumption of production will depend on the Company’s success in identifying and acquiring new sources of ore, for which there is no assurance.

Discontinued Mineral Interests

Niñobamba Project, Peru

On October 24, 2016, Magellan entered into an option agreement with Rio Silver Inc., a Canadian company (“Rio Silver”), granting Magellan the right to earn an undivided 50% interest in the Niñobamba Silver/Gold Project in central Peru. To earn its 50% interest, Magellan was obligated to spend $2.0 million in exploration over three years. The Niñobamba project is comprised of five concessions that total 36.5 square kilometers (9,027 acres).

Effective December 31, 2017, we terminated our option to earn a 50% interest in the Niñobamba silver-gold exploration project in Peru. We also sold our interest in Magellan Gold Peru S.A.C. for $1.00.

Sacramento Mountains Project, California

The Sacramento Mountains Project is located approximately 10 miles west-northwest of Needles, California in the northwest corner of the Sacramento Mountains. In October 2012 Magellan staked fifty unpatented lode mining claims on Federal (BLM) land.  In August 2015 we renewed fourteen core claims with the BLM and let the remaining claims lapse.

In February 2016, the White House announced President Obama had designated three national monuments in southern California covering 1.8 million acres of federal lands.  Our Sacramento claims were within the borders of one of these new monuments.  We determined the designation would adversely affect our ability to explore for or develop mineral deposits on our claims and therefore in September 2016 allowed the claims to lapse, thereby terminating our Sacramento Mountains Project.

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

SDA MILL

Location and Access

The SDA Mill (“SDA”) is located in the town of San Dieguito de Arriba, within the municipality of Acaponeta, in the State of Nayarit, Mexico. It is approximately 15 km east of Acaponeta and easily assessible by paved road. The town, with a population of approximately 300 inhabitants, lies at an elevation of 38 meters asl and is within the ejido of the same name. Acaponeta is about 150 km southeast from Mazatlan, a 1.5 hours drive via a major paved highway. Mazatlan is served by direct flights from several cities in the US and Canada.

The SDA plant and tailings area includes approximately 9 hectares (21.6 acres) of land leased from the local ejido and an individual. The largest lease of 6 hectares (14.4 acres), on which the plant is located, was renewed in 2016 and includes the supply of plant make-up water. The facility is fully permitted and the Operating License is valid until 2026.

Ore transport, operating supplies and concentrate shipments are by truck. The majority of employees live in the adjacent town of San Dieguito de Arriba and either walk or bicycle to work.

History

The SDA plant was built and began operating in 2007 by Minerales Vane S.A. de C.V. (“Vane”), and operated more or less continuously until 2017. The plant was originally designed to process ore from Vane’s El Diablito mine. Vane developed and exploited this mine as well as other mines through joint ventures until mining ceased in October 2015 due to lack of ore.

The mill continued to operate until April 2017, processing ore from various operators in the region on a toll basis. The toll ores were tested prior to processing to estimate recoveries and concentrate grades. Typical reported recoveries were in the range 85-92% for gold and 72-77% for silver. The stated objective of SDA was to produce a bulk gold-silver concentrate of the highest grade possible without detrimental impurities.

The SDA plant generally has been operated at the rate of 100 mtpd over the past ten years.

An agitated leach system and precious metals recovery plant (Merrill – Crowe) was installed and operated briefly processing concentrates. The leach system is not currently being operated.

Water and Power

Water is pumped from the Rio Acaponeta, 2.4 km distant to the west using a company owned portable pump and 4-inch piping. The fresh water make-up requirement is estimated at 4-5 m3 per hour. This is equivalent to approximately 1 tonne of fresh water per tonne of ore processed. The plant has two storage tanks totaling approximately 150 m3 of storage.

Power is supplied by an overland power line from the grid by Comision Federal de Electricidad (“CFE”). Rates are set by the CFE. Plant power is 440V with two transformers, one for the plant and a smaller unit for the laboratory.

Workforce

The SDA Mill is operated with a total of 36 employees, which incudes 3 in administration (I GM and 2 Engineers), 4 in the laboratory and and 29 operators. The technical support for metallurgy is provided through an external consultant. Overall the workforce is well trained to maintain current operating status, and open to process improvement given external support. Turnover is nil with the advantage of the local workforce, and community relations are in good standing.

Process Plant

The main sections of the SDA process plant include:

•Crushing – two stage crushing in closed circuit – capacity 25 mtph

•Grinding – ball mill in closed circuit with cyclone classifier – capacity 150 mtpd

•Flotation – including conditioner tank, roughers and cleaners – capacity + 150 mtpd

•Concentrate vats, drying and load out area

•Tailings facility – contains 250,000 mt – additional capacity 150,000 mt

•Analytical laboratory

•Office, warehouse and small maintenance shop

•Leaching – Merrill Crowe installation – not operating – capacity 300 mtpd concentrate leaching

The plant historically has operated at 100 mtpd but has the capacity to operate at 150 mtpd or greater without additional capital expenditure.

Exploration Plans

Magellan acquired no ore reserves in connection with the SDA Mill purchase. Resumption of production will depend on the Company’s success in obtaining new sources of ore, for which there is no assurance.

The Company’s strategy is to acquire new sources of ore, to resume mining and processing operations, and to build production and increase cash flow. A key objective will be to secure high-grade feed sources. The mill lies within the rich Sierra Madre Occidental mineralized belt, which historically has yielded millions of ounces of precious metals and offers multiple high-grade gold and silver epithermal vein opportunities.

Subject to securing the necessary funding, we have budgeted $350,000 for exploration work over the next 12 months, comprising $100,000 for geologic mapping and geochemical sampling, and $250,000 for diamond drilling and assaying of approximately 2,000 meters of core.

If exploration and/or acquisition is successful in generating projects with potential for production, then additional funding would be required for mine development. The Company’s objective would be to achieve production as a matter of priority.

The exploration program will be supervised by Pierce Carson, the Company’s president, and by well qualified geologists based in Mexico.

NIÑOBAMBA SILVER-GOLD PROJECT

Location and Access

This property is without known reserves and our proposed program was exploratory in nature.

The Niñobamba property is located 330 km southeast of Lima in the Department of Ayacucho, south-central Peru. Access is via air to Ayacucho, a city of approximately 200,000 inhabitants, and then a 1.5-hour drive on paved roads to the property. Alternatively,  the property can be reached via an eight-hour drive from Lima on paved national highways.

546,000 mE
552,000 mE
8,526,000 mN
8,520,000 mN
N
Asphalted National Highway
Plata 600
Chanca 908
Chanca 909
Chanca 910
Dorita Primera
North Zone
South Zone
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

History

Early mining in the area is known since colonial times, as early as the 16th century. In more recent times, significant historical exploration work was conducted on the Niñobamba concessions by Rio Silver and several major companies. This historical work provides the project with an an extensive database comprising geological, geochemical, geophysical and drilling data. The Company initiated compilation of the extensive data, which identified numerous gold, silver and combined silver-gold targets.

Power and Water

There are no mine developments or equipment on the property. Power is available nearby but would have to be upgraded for commercial use. Water is available locally but would need to be developed in larger quantities to support any proposed mining operation.

Geology

The principal magmatic focus of the Niñobamba concessions and the surrounding mineral district is the Nevado Portugueza volcanic center, a Pliocene central volcano-collapse caldera complex with associated silver mineralization..

The host rock sequences of epithermal silver-gold mineralization consist of different lithologies including volcanoclastic sedimentary sequences, and andesitic and dacitic lavas. Alteration and mineralization commonly appears to be related to northeast-trending, subvertical, long extending structures.

Exploration Plans

The geologic environment is prospective for high sulfidation, epithermal precious metal deposits, and for high grade vein deposits.  We planned to focus first on the areas trenched earlier by Rio Silver on the Dorita Primera Concession. Two subparallel zones of anomalous silver-gold and silver mineralization; the “North Zone” and the “South Zone,” exhibit good continuity, substantial widths at surface and strike extents of 400+ meters as shown by the results of 17 trenches completed in 2012. Mineralization demonstrates the potential for an outcropping, bulk-tonnage, and disseminated-silver-gold deposit.

As part of the Option Agreement, Magellan committed to conduct a 700-meter diamond drilling program in 2017 to further test the Niñobamba North and South Zones. The goal of the planned drilling program was to progressively outline a silver-gold resource in these target areas. However, insufficient progress was made by Rio Silver towards obtaining community agreements or drilling pernits, precluding the carrying out of the planned drilling program.

In light of several factors, including the slow progress and long-term nature of the exploration process at Niñobamba, and the Company’s limited financial resources and its high priority focus on early production at the SDA Mill, the Company and Rio Silver agreed to terminate the Company’s interest in the Option Agreement.

SACRAMENTO MOUNTAINS PROJECT

The Sacramento Mountains Project is located in the northwest corner of the Sacramento Mountains, approximately 10 miles west-northwest of Needles, San Bernardino County, California.. In 2012, Magellan originally staked fifty mining lode claims on federal land. In August 2015, the Company renewed only fourteen core claims with the BLM, allowing the remainder of the claims to lapse. The fourteen claims covered 280 acres on which the Company controlled 100% unencumbered  interest..

In 2016, the White House announced President Obama had designated three national monuments in southern California covering 1.8 million acres of federal lands.  Our Sacramento claims were within borders of one of these new monuments.  We determined this new designation would have an adverse effect on our ability to explore or develop minerals on our Sacramento Mountains Project. In September 2016, we let our fourteen claims lapse, thereby terminating the Sacramento Mountains Project.

OUR EXPLORATION PROCESS

Our exploration program is designed to acquire, explore and evaluate exploration properties in an economically efficient manner. We have not at this time identified or delineated any mineral reserves on any of our properties.

Our current focus is primarily on the exploration of our Silver District (Arizona) and exploration opportunities nearby our SDA mill in Nayarit, Mexico. We plan to develop a formal sample collection and analysis process in due course; this process will include appropriate quality assurance and quality control procedures.

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

The first phase is intended to determine whether a prospect warrants further exploration and involves:

•researching the available geologic literature;

•interviewing geologists, mining engineers and others familiar with the prospect sites;

•conducting geologic mapping, geophysical testing and geochemical testing;

•examining any existing workings, such as trenches, prospect pits, shafts or tunnels;

•digging trenches that allow for an examination of surface vein structures as well as for efficient reclamation, re-contouring and re-seeding of disturbed areas; and,

•analyzing samples for minerals that are known to have occurred in the test area.

Subject to obtaining the necessary permits in a timely manner, the first phase can typically be completed on an individual property in several months at a cost of less than $200,000.

The second phase is intended to identify any mineral deposits of potential economic importance and would involve:

•examining underground characteristics of mineralization that were previously identified;

•conducting more detailed geologic mapping;

•conducting more advanced geochemical and geophysical surveys;

•conducting more extensive trenching; and

•conducting exploratory drilling.

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

The third phase is intended to precisely define depth, width, length, tonnage and value per ton of any deposit that has been identified and would involve:

•drilling to develop the mining site;

•conducting metallurgical testing; and

•obtaining other pertinent technical information required to define an ore reserve and complete a feasibility study.

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

PLAN OF EXPLORATION

We have two material properties, namely the Silver District Project in southwest Arizona and the SDA Mill in Nayarit State, Mexico.. We currently intend to engage in exploration activities on the Silver District Project and, if commercially recoverable deposits are found, to conduct mineral development activities.

We intend to assess and acquire mineral propertis in the region of the SDA Mill with the objective of sourcing ore for resumption of processing at the mill. To date, we have only begun preliminary exploration work.

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

MARKETING

All of our mining operations, if successful, will produce precious metals in doré form or contained in a concentrate.

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

EMPLOYEES AND CONSULTANTS

Effective June 1, 2016, we entered into an Employment Agreement with Dr. Pierce Carson and engaged his services as President and CEO of Magellan for an initial term of one year.  Under the terms of the Employment Agreement, Mr. Carson was entitled to a salary of $6,667 per month for the first three months, and $10,000 per month for the following nine months.  Effective June 1, 2017, the Employment Agreement was extended for an additional year at a salary $10,000 per month. If the Company is unable to pay the salary, the Company has the right to satisfy its obligation with shares of common stock.  Through the date of this Report, the Company has not paid any compensation under the Employment Agreement.

Effective September 18, 2017, Michael P. Martinez was engaged on a consulting basis to serve as the Company’s Chief Financial Officer and Secretary. John C. Power stepped down from these positions, but continued in his role as a director of the Company.

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

Our financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the reports of our auditors issued in connection with our consolidated financial statements for the fiscal years ended December 31, 2017 and 2016, contain explanatory paragraphs indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern.

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

Risks Associated with Foreign Operations

The Company relies on local counsel and advisors and the experience of its management and board of directors in foreign jurisdictions.

The legal and regulatory requirements in Mexico with respect to mineral exploration and mining activities, as well as local business customs and practices are different from those in the United States. The officers and directors of the Company must rely, to a great extent, on the Company’s local legal counsel and local consultants retained by the Company in order to keep abreast of material legal, regulatory and governmental developments as they pertain to and affect the Company’s business operations, and to assist the Company with its governmental relations. The Company must rely, to some extent, on those members of management and the Company’s board of directors who have previous experience working and conducting business in these countries in order to enhance its understanding of and appreciation for the local business customs and practices. The Company also relies on the advice of local experts and professionals in connection with current and new regulations that develop in respect of banking, financing, labour, litigation and tax matters in these countries. There can be no guarantee that reliance on such local counsel and advisors and the Company’s management and board of directors will result in compliance at all times with such legal and regulatory requirements and business customs and practices. Any such violations could result in a material adverse effect on the Company’s business, financial condition and results of operations.

Our operating properties located in Mexico are subject to changes in political or economic conditions and regulations in that country.

The risks with respect to Mexico or other developing countries include, but are not limited to: nationalization of properties, military repression, extreme fluctuations in currency exchange rates, criminal activity, lack of personal safety or ability to safeguard property, labor instability or militancy, mineral title irregularities and high rates of inflation. In addition, changes in mining or investment policies or shifts in political attitude in Mexico may adversely affect our business. We may be affected in varying degrees by government regulation with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, opposition from non-governmental organizations, water use and mine safety. The effect of these factors cannot be accurately predicted and may adversely impact our operations.

Our ability to develop Mexican properties to provide ore to our SDA Mill  is subject to the rights of the Ejido (agrarian cooperatives) who use or own the surface for agricultural purposes.

Our ability to mine minerals is subject to maintaining satisfactory arrangements and relationships with the Ejido for access and surface disturbances. Ejidos are groups of local inhabitants who were granted rights to conduct agricultural activities on the property. We must negotiate and maintain a satisfactory arrangement with these residents in order to disturb or discontinue their rights to farm.

Since a significant amount of our expenses in Mexico are paid in Mexican pesos, we are subject to changes in currency values that may adversely affect our results of operations.

Our operations in the future could be affected by changes in the value of the Mexican peso against the United States dollar. The appreciation of non-U.S. dollar currencies such as the peso against the U.S. dollar increases expenses and the cost of purchasing capital assets in U.S. dollar terms in Mexico, which can adversely impact our operating results and cash flows. Conversely, depreciation of non-U.S. dollar currencies usually decreases operating costs and capital asset purchases in U.S. dollar terms. The value of cash and cash equivalents, and other monetary assets and liabilities denominated in foreign currencies also fluctuate with changes in currency exchange rates.

Our activities are subject to significant environmental regulations, which could raise the cost of doing business.

Our operations in Mexico are subject to environmental regulation by SEMARNAT. Regulations governing advancement of new projects or significant changes to existing projects require an environmental impact statement, known in Mexico as a MIA. We may also be required to submit proof of local community support for a project to obtain final approval. If an environmental impact statement is adverse or if we cannot obtain community support, our ability to explore and develop our properties could be adversely affected. Significant environmental legislation exists in Mexico, including fines and penalties for spills, release of emissions into the air, and other environmental damage, which fines or penalties could adversely affect our financial condition or results of operations.

In addition, significant state and federal environmental protection laws in the U.S. may hinder our ability to explore at our Silver District prospect  and may also delay or prohibit us from developing properties where economic mineralization is found. Federal laws that govern mining claim location and maintenance and mining operations on federal lands are generally administered by the BLM.   Additional federallaws, governing mine safety and health, also apply. State laws also require various permits and approvals before exploration, development or production operations can begin. Among other things, a reclamation plan must typically be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until that time. Local jurisdictions may also impose permitting requirements (such as conditional use permits or zoning approvals).

The Company may be responsible for corruption and anti-bribery law violations.

The Company’s business is subject to the Foreign Corrupt Practices Act (the “ FCPA ”) and the Corrupt Foreign Public Officials Act (the “ CFPOA ”), which generally prohibit companies and company employees from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. The FCPA also requires companies to maintain accurate books and records and internal controls, including at foreign-controlled subsidiaries. There is a risk of potential FCPA violations. In addition, the Company is subject to the anti-bribery laws of Mexico and of any other countries in which it conducts business in the future. The Company’s employees or other agents may, without its knowledge and despite its efforts, engage in prohibited conduct under the Company’s policies and procedures and the FCPA, the CFPOA or other anti-bribery laws for which the Company may be held responsible. If the Company’s employees or other agents are found to have engaged in such practices, the Company could suffer severe penalties and other consequences that may have a material adverse effect on its business, financial condition and results of operations.

The Company may be adversely affected by operating expense exchange rate fluctuations.

The Company’s activities and operations in Mexico make it subject to foreign currency fluctuations. Although the Company uses U.S. dollars as the currency for the presentation of its financial statements, the Company’s operating expenses are incurred in Mexican pesos in proportions that will typically range between 40% and 60% of total expenses, depending on the country. The fluctuation of these currencies in relation to the U.S. dollar will consequently have an impact upon the profitability of the Company’s mineral properties and therefore its ability to continue to finance its exploration, development and operations. Such fluctuations may also affect the value of the Company’s assets and shareholders’ equity. Future exploration, development and operational plans may need to be altered or abandoned if actual exchange rates for these currencies are less than or more than the rates estimated in any such future plans. To date, the Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. The Company cannot be sure that any hedging techniques it may implement in the future will be successful or that its business, financial condition, and results of operations will not be materially adversely affected by exchange rate fluctuations.

Risks Related to Our Stock

Future issuances of our common stock could dilute current shareholders and adversely affect the market if it develops.

We have the authority to issue up to one billion shares of common stock and 25 million shares of preferred stock and to issue options and warrants to purchase shares of our common stock, without shareholder approval. Future share issuances are likely due to our need to raise additional working capital in the future.  Those future issuances will likely result in dilution to our shareholders.  In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further shareholder approval, which would not only result in further dilution to investors in this offering but could also depress the market value of our common stock, if a public trading market develops.

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

Our stock price may be volatile and as a result, shareholders could lose all or part of their investment. The value of our shares could decline due to the impact of any of the following factors upon the market price of our common stock:

•failure to meet operating budget;

•decline in demand for our common stock;

•operating results failing to meet the expectations of securities analysts or investors in any quarter;

•downward revisions in securities analysts' estimates or changes in general market conditions;

•investor perception of the mining industry or our prospects; and

•general economic trends.

In addition, stock markets have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile.  These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock.

Outstanding shares that are eligible for future sale could adversely impact a public trading market for our common stock.

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

The Auctus Note and EMA Note have penalties if we default

As disclosed elsewhere in this Report, there exist Events of Default under both the Auctus Note and EMA Note.  On May 8, 2018,  EMA exercised its right to convert $27,225 of the EMA Note into 5.0 million shares of common stock, a conversion price of $0.005455 per share.  Further conversions under the Auctus and EMA Notes could be at conversion prices equal to or less than the $0.005455, which would have a material dilutive impact on our other shareholders.

Risks Related to Our Secured Debt

Our principal assets have been pledged as collateral to secure outstanding secured debt; and if we are unable to repay the debt, the creditors have the right to execute against our assets.

Pursuant to the terms of the Credit Agreement with Mr. Gibbs, at December 31, 2017 we were indebted in the amount of $1,146,157,  principal and interest. The Credit matures on December 31, 2018. This obligations is secured by a pledge of 100% of the issued and outstanding equity securities of Gulf + Western Industries, Inc., which owns all of the Company’s interest in the Silver District property.  Should we default under the Gibbs Credit Agreement, Mr. Gibbs would likely foreclose on the stock pledge and take ownership of Gulf + Western.

Likewise, the Series 2017 Notes in the principal amount of $1,155,000 are secured by a pledge of 100% of the issued and outstanding common stock of Magellan Acquisition Corporation,  which owns 100% of Minerales Vane2, which owns the SDA Mill.  The Series 2017 Notes mature on December 31, 2018.  If we are unable to repay the Series 2017 Notes, the holders thereof could exercise their rights under the pledge and take ownership of the SDA Mill.

Our note in favor of Mr. Power in the principl amount of $125,000 is secured by a pledge of the Company's portfolio of Rio Silver Common Stock and Warrants. That note matured on December 31, 2017.

ITEM 1B. – UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.        PROPERTIES

Mining Properties

Descriptions of our mining properties are contained in the Business discussion in this Report.

ITEM 3.        LEGAL PROCEEDINGS

None

ITEM 4.REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Effective May 2012, our common stock was approved for quotation on the OTC Bulletin Board under the ticker symbol “MAGE.” The Company’s shares are now quoted on the OTC.QB of the OTC Markets Group, Inc.  The following sets forth the high and low trading prices for the periods shown:

	2017		2016

	High	Low	High	Low
First quarter ended March 31	$ 0.08	$ 0.08	$ 0.08	$ 0.04
Second quarter ended June 30	$ 0.13	$ 0.11	$ 0.35	$ 0.05
Third quarter ended September 30	$ 0.06	$ 0.06	$ 0.28	$ 0.09
Fourth quarter ended December 31	$ 0.03	$ 0.03	$ 0.28	$ 0.07

The closing bid and ask prices of the Company's common stock as of December 29, 2017 were $0.0261 and $0.03 respectively, as reported on the OTC.QB.  The OTC.QB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer.  The prices do not reflect prices in actual transactions. As of April 16, 2018 there were approximately 65 record owners of the Company's common stock.

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

Recent Sales of Unregistered Securities

The Company is in the process of completing a private placement in the aggregate amount of $231,500,  at $0.02 per unit, each unit consisting of one share of common stock and one warrant to purchase an additional share of common stock for $0.02 until June 30, 2018.   The units have been subscribed by several accredited investors including two related parties.  5,000,000 shares of the 11,575,000 shares have been issued as of the date of this Report. The remaining units will be issued once all the subscription documents are completed.

INCENTIVE COMPENSATION

2017 Equity Incentive Plan

We have not adopted any equity compensation or stock option plans, except as follows:

The Board of Directors of the Company concluded, in order to attract and hire key technical personnel and management as our Company grows, it will be necessary to offer option packages in order to compete effectively with other companies seeking the support of these highly qualified individuals. After careful consideration, the Board recommended the approval of the Company’s 2017 Equity Incentive Plan as being in the best interests of Stockholders.

Effective September 1, 2017, the 2017 Equity Incentive Plan was approved by written consent of Stockholders holding 75% of the Company’s outstanding common stock, and was adopted by the Board of Directors. The Company is authorized to grant rights to acquire up to a maximum of 10,000,000 shares of common stock under the Plan. The Plan is authorized to grant incentive stock options that qualify under Section 422 of the Internal Revenue Code of 1986, as amended.

The 2017 Plan provides for the grant of (1) both incentive and nonstatutory stock options, (2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights (collectively, "Stock Awards"). Incentive stock options granted under the 2017 Plan are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Code. Nonstatutory stock options granted under the 2017 Plan are intended not to qualify as incentive stock options under the Code.

Arrangements with CEO

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

During the term of the agreement, Magellan agreed to pay Dr. Carson a base salary in equal semi-monthly installments less required withholding and other applicable taxes. Dr. Carson’s salary was set at $6,667 per month during the three-month period from June 1, 2016 through August 31, 2016, and thereafter at $10,000 per month. Until such time as Magellan is properly funded, Magellan may defer and accrue salary owed.  If not properly funded before the end of the term, Magellan may at its option issue shares of Magellan common stock as settlement of the accrued salary liability. The initial term of the agreement covered the period from June 1, 2016 to May 31, 2017. On June 1, 2017, Dr. Carson and the Company agreed to extend the term of the agreement to May 31, 2018, with all terms of the original agreement remaining unchanged.

Dr. Carson has the right to voluntarily terminate his employment with Magellan during the term. To effect such voluntary termination, Dr. Carson shall provide Magellan at least 60 days advanced written notice of such termination. Upon termination, Dr. Carson shall be paid his base salary through the date of termination, including any amount that may have been deferred and accrued.

On October 26, 2017, Dr. Carson agreed to waive payment of accrued but unpaid salary obligations from June 1, 2016 through September 30, 2017 in the aggregate amount of $150,000. The waiver of accrued wages was recorded as a capital contribution to the Company. Dr. Carson was subsequently issued 4,000,000 shares of the Company’s restricted common stock.

At December 31, 2017 a total of $30,000 and $2,796 of salary and associated payroll tax obligations, respectively, is accrued in connection with the agreement and included in accrued liabilities on the accompanying consolidated balance sheets.

ITEM 6.SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by the Exchange Act and are not required to provide the information required under this item.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Magellan,” “we,” “our,” and “us” to refer to Magellan Gold Corporation.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited financial statements, which are included in our Annual Report on Form 10-K for the fiscal years ended December 31, 2017 and 2016.

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

On December 31, 2014, we formed and organized a new wholly-owned subsidiary, Gulf + Western Industries, Inc., a Nevada corporation (“Gulf+Western” or “G+W”), to own our Silver District mining interests.  On October 1, 2014 we completed the transfer of those assets from Magellan to G+W.  At the time of the transfer, Magellan owned all the outstanding common stock of G+W.   Effective December 31, 2014, Magellan pledged all its ownership interest in G+W to Mr. John D. Gibbs, a significant shareholder in the Company, as security for outstanding amounts under a line of credit agreement between Magellan and Mr. Gibbs.  As of December 31, 2017, the total amount owed under the credit agreement was $1,146,457, which includes $932,500 of principal and $213,657 of accrued interest.

On June 1, 2015, we transferred 15% of our ownership interest in G+W to Dr. W. Pierce Carson (Dr. Carson), in exchange for one year of service as President, Chief Executive Officer and Director of G+W.  As a result of the transaction, Magellan’s ownership interest in G+W was reduced to 85%.  The transaction was valued at $50,000 representing compensation for the one-year period from 2015 through May 2016. On June 1, 2016 we executed an employment agreement with Dr. Carson in which he assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The agreement also provided that Dr. Carson be appointed a Director of Magellan Gold Corporation, effective June 30, 2016.  As a result, Mr. John Power resigned his positions as President and Chief Executive Officer and retained the position of Chief Financial Officer until December 31, 2017 upon his replacement by Michael P. Martinez as CFO. Mr. Power and Dr. Carson currently serve as a Directors of Magellan.

In July 2016, the Company completed a share exchange with Dr. Carson in which Dr. Carson surrendered his 15% interest in G+W in exchange for 8,623,957 shares of Magellan Gold Corporation. As a result of this transaction, G+W became a wholly owned subsidiary of Magellan Gold Corporation.

On October 24, 2016, the Company entered into a Mining Option Agreement (“Agreement”) between and among Rio Silver Inc., a Canadian company (“Rio Silver”), Minera Rio Plata S.A.C., a Peruvian company and subsidiary of Rio Silver (“Minera”), and Magellan Gold Peru S.A.C., a Peruvian company and wholly owned subsidiary of the Company (“Magellan Peru”) pursuant to which Rio Silver through Minera, granted to the Company the sole and exclusive option to acquire an undivided 50% interest in and to property located in central Peru. Under the terms of the Agreement, the Company has the right to earn an undivided 50% interest in the Niñobamba Silver/Gold Project in central Peru. To earn its 50% interest, the Company must spend $2.0 million in exploration activities in the project over three years. The Niñobamba project is comprised of five concessions that total 36.5 square kilometers (9.026 acres). Effective December 31, 2017, the Company agreed with Rio Silver to terminate the option agreement, thereby terminating the Company’s option to earn an interest in the Niñobamba Silver/Gold Project. The Company retained its ownership of Rio Silver stock.

On November 30, 2017, the Company purchased from Rose Petroleum plc (“Rose”) a mineral processing mill operation located in the state of Navarit, Mexico (the “SDA Mill”) as well as its associated assets, licenses and agreements.  Magellan previously paid a $50,000 option payment, and an additional $100,000 option-to-purchase extension. The $100,000 option extension payment was applied against the cash portion of the purchase price.

The purchase price for the SDA Mill consisted of $850,000 cash, a $50,000 promissory note, the $50,000 non-refundable option payment, the $100,000 for the option-to-purchase payment, and 14,200,834 shares of common stock (the “Shares”). The note is non-interest bearing and has been paid in full.  The Shares will be held in escrow for a period of 12 months and the Company has the option to repurchase the Shares from Rose for the sum of $500,000 in the first six months and $550,000 in months seven to eleven.

Rose owned one share of Series A capital stock of Minerales Vane S.A. de C.V. (“Minerales Vane 1”) and Vane Minerals (UK) Limited (“Vane UK”) owned 49,999 shares of Series A capital stock and 26,524,000 shares of Series B capital stock of Minerales Vane 1.

Prior to closing, all of the assets and operations related to the SDA Mill were transferred to a newly incorporated entity, Minerales Vane 2 S.A. de C.V.  (“Minerales Vane 2”).    Effective November 30, 2017, the Company’s newly incorporated wholly-owned subsidiary, Magellan Acquisition Corporation (“MAC”), acquired 100% of the issued and outstanding shares of Minerales Vane 2.

On October 17, 2017, the Company amended the agreement to include the acquisition of Minerales VANE Operaciones (“MVO”) (the entity that provides labor to the Mill) for $2,500 as soon as practicable following the Closing Date, rather than prior to the Closing Date.  At December 31, 2017, the Company had not obtained control of MVO.  Magellan subsequently acquired control of MVO in January 2018 and paid for it in April 2018.

Our primary focus with the acquisition of the SDA Mill in Mexico is to transform Magellan into a production company, to continue to advance our Arizona silver project towards resource definition and eventual development, and possibly to acquire additional mineral rights and conduct additional exploration, development and permitting activities.  Our mineral lease payments, permitting applications and exploration and development efforts will require additional capital. We rely upon the sale of our securities as well as advances and loans from executive management and significant shareholders to fund our operations as we have not generated any significant revenue.

Results of Operations for the Years Ended December 31, 2017 and 2016

	Years Ended December 31,
	2017	2016

Operating expenses:
Exploration costs	61,233	70,599
General and administrative expenses	964,302	353,666
Depreciation and amortization	12,104	-
Accretion of asset retirement obligation	367	-
Impairment loss	345,697	-
Total operating expenses	1,383,703	424,265

Operating loss	(1,383,703)	(424,265)

Other income (expense):
Interest expense	(96,480)	(62,303)
Loss on change in derivative liability	(657,776)	(73,604)
Net loss	$ (2,137,959)	$ (560,172)

Operating expenses

During the year ended December 31, 2017, our total operating expenses were $1,383,703 as compared to $424,265 during the year ended December 31, 2016.

During the year ended December 31, 2017 we incurred $61,233 of exploration costs as compared to $70,599 in 2016.  Exploration costs for the year ended December 31, 2017 are comprised of $24,188 for our consulting geologist, geochemical, lease payments and maintenance expenses associated with our Silver District claims, and $29,545 and $7,500 in various mining related expenses associated with our mining efforts in Peru and Mexico, respectively. Exploration costs for the year ended December 31, 2016 are primarily comprised of $32,270 in payments made to secure certain mining concessions and other start-up costs associated with our mining efforts in Peru, $11,860 of  royalty and lease payments and legal title work associated with our Silver District claims, as well as $26,469 of geologic related expenses including a contracted ground magnetic survey, laboratory soil analysis and geologist consulting fees associated with our Silver District project.

General and administrative expenses for the year ended December 31, 2017 total $964,302 as compared to $353,666 for the year ended December 31, 2016. The $610,636 increase is primarily associated with increases in officer compensation, investor relations and professional legal and accounting fees, and other costs associated with our acquisition efforts of the SDA Mill in Mexico.  For the year ended December 31, 2017, administrative expenses  comprised of investor relations fees of $147,754, officer compensation of $384,935, accounting and auditing fees of $63,128, legal fees of $106,651, management fees to Mr. Power of $20,000, other administrative costs including travel, office and facility rents, and other expenses associated with our acquisition efforts of the SDA Mill totaling $241,335, and a $499 gain on foreign currency translations associated with our operations in Peru. The Company also recorded a goodwill impairment of $345,697 on its SDA mill for the year ended December 31, 2017.

On November 1, 2016 the Company executed a Finder’s Agreement (“Agreement”), with a third party consultant to introduce the Company to potential investors beginning with its November 2016 private placement offering. The term of the Agreement was nine months, or until the Company informs the consultant it has located investors to purchase the securities. The consultant is to be compensated for the services by cash payments totaling $30,000, payable at or before the termination of the Agreement. During the year ended December 31, 2017 the Company paid the consultant a total of $12,800, which is included in investor relations expenses for the year ended December 31, 2017. As of December 31, 2017 the Company had paid approximately $23,800 to the consultant pursuant to the Agreement.

On June 1, 2016 we executed an employment agreement with Dr. Pierce Carson in which Dr. Carson assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The term of the agreement covered the period from June 1, 2016 to May 31, 2017. On June 1, 2017, Dr. Carson and the Company agreed to extend the agreement to May 31, 2018 under the same terms and conditions. During the term of the agreement, Dr. Carson was paid a base salary in equal semi-monthly installments. Dr. Carson’s salary was set at $6,667 per month during the three-month period from June 1, 2016 through August 31, 2016, and thereafter at $10,000 per month. A combined total of $280,000 representing stock compensation, waived salary, base salary and applicable payroll taxes was expensed and is included in general and administrative expenses for the year ended December 31, 2017.  As of December 31, 2017, salary and payroll expense totaling $32,796 was unpaid and is included in accrued liabilities on the accompanying consolidated balance sheets.

General and administrative expenses for the year ended December 31, 2016 totaling $353,669 were comprised professional fees including accounting and audit fees of $46,725, legal fees totaling $29,472, management fees to Mr. Power totaling $30,000, executive compensation expense of $86,425, other professional fees including investor relations and website fees of $110,022, and other expenses totaling $51,025 mainly comprised of travel expenses, rent, licenses, BLM renewal fees, and other administrative related expenses.

Interest expense for the year ended December 31, 2017 and 2016 totaled $96,480 and $62,303, respectively, and is primarily attributable to our related party line of credit, which accrues interest at the rate of 6.0% per year, our related party notes payable which accrue interest at a weighted average interest rate of 9.46%, and convertible notes which accrue interest at a weighted average of 10% per year.

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

The following table summarizes the changes in the derivative liability and the gains and losses recognized upon changes in valuations and the pay down of principal and accrued interest:

Balance December 31, 2016	$119,500
Total losses (unrealized, realized) included in net loss	657,776
Reclassifications of derivative liability to APIC	(777,276)

Balance December 31, 2017	$ —

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

We estimated the fair value of the derivative at December 31, 2016 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.  The quarterly valuations performed during the year ended December 31, 2016 resulted in an increase to the liability of $73,604, which was recognized as a loss on change in derivative liability for the year ended December 31, 2016.

The following table summarizes the assumptions used to value the derivative Note discount at December 31, 2016:

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

Liquidity and Capital Resources:

Our audited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At December 31, 2017, we had not yet generated any significant revenues or achieved profitable operations and we have accumulated losses of $4,059,888. We expect to incur further losses in the development of our business, all of which raise substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

On December 31, 2015 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit to $1,000,000, which provides the Company an additional $67,500 available under the credit line at December 31, 2017.  Effective December 31, 2016 we amended the agreement to extend the maturity date to December 31, 2018.  As part of a 2014 amendment, we pledged our ownership interest in our subsidiary, G+W, which owns all our ownership interests in the Silver District properties, as security for all amounts outstanding under the credit agreement.

During the year ended December 31, 2017 we sold 1,250,000 units consisting of common stock and warrants and realized net proceeds of $125,000. Additionally, we realized $50,000 in net proceeds from the exercise of 500,000 warrants. The proceeds were generally used to fund certain investing activities and for general working capital.

On November 1, 2017, the Company sold a 10% Convertible Promissory Note (“Auctus Note”) in a principal amount of $170,000 . After deducting the investor’s discount and legal fees, net proceeds to the Company were $153,650. The proceeds were generally used to fund certain investing activities and for general working capital.

On November 2, 2017, the Company sold a 10% Convertible Promissory Note (“EMA Note”) in the principal amount of $125,000 . After deducting the investor’s discount and legal fees, net proceeds to the Company were $113,500. The proceeds were generally used to fund certain investing activities and for general working capital.

On November 30, 2017 we entered into a series of secured promissory notes (“Series 2017 Notes”) with related parties in the aggregate amount of $1,155,000, including financing fees of $105,000 recorded as a discount to the notes. Mr. Gibbs, Dr. Carson, and Mr. Power transferred $100,000, $25,000, and $25,000, respectively, from the May 31, 2017 short term related party notes into the Series 2017 Notes. Net proceeds on the issuance after reducing for the transfers total $900,000. The proceeds were generally used to fund the purchase of the SDA Mill in Mexico. The Series 2017 Notes are secured by a pledge of all the outstanding shares of Magellan Acquisition Corporation, a wholly-owned subsidiary that owns the SDA Mill through Minerales Vane2.

During the year ended December 31, 2017 we issued a total of $275,000 of related party promissory notes including three short-term notes executed on May 31, 2017 with Mr. Gibbs, significant shareholder, and our two executive officers, Dr. Carson and Mr. Power in the principal amounts of $100,000, $25,000 and $25,000, respectively. The notes bear interest at 6% and matured on November 15, 2017 at which time the amounts due were transferred into the Series 2017 Notes.  On June 30, 2017 we entered into an additional secured loan for advances from Mr. Power and evidenced by a $125,000 promissory note. The promissory note bears interest at 6% per annum and matured on December 31, 2017.  The proceeds were generally used to fund general working capital and the purchase of the SDA Mill in Mexico. The note is secured by a pledge of the Company's portfolio of Rio Silver Common Stock and Warrants.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Year Ended December 31,
	2017	2016
Net cash used in operating activities	$(465,926)	$(199,417)
Net cash used in investing activities	(1,058,297)	(71,753)
Net cash provided by financing activities	1,525,250	274,325
Effect of foreign currency exchange	(1,091)	-

Net change in cash and cash equivalents	(64)	3,155
Cash and cash equivalents beginning of period	485	867
Cash and cash equivalents end of period	$421	$4,022

At December 31, 2017, we had $421 in cash and a $2,827,255 working capital deficit. This compares to cash of $485 and a working capital deficit of $1,353,468 at December 31, 2016.

Net cash used in operating activities during the year ended December 31, 2017 was $465,926 and was mainly comprised of our $2,137,959 net loss during the period, adjusted by non-cash charges of accretion of asset retirement obligation $367, accretion of discounts on notes payable $12,766, amortization of certain service contracts $52,884, depreciation $12,104, loss due to an increase in our derivative liability of $657,776, impairment loss of $345,697, and stock based compensation $303,642.  In addition, it reflects an decrease in receivables from Rose Petroleum for toll milling, and prepaid expenses and other assets totaling $25,793, as well as increases in accounts payable and accrued expenses totaling $229,259, and increases in accrued interest totaling $83,331 representing accrued interest on our related party line of credit and related party and other notes payable.

Net cash used in operating activities during the year ended December 31, 2016 was $277,954 and was mainly comprised of our $560,172 net loss during the period, adjusted by non-cash charges of $20,833 representing the amortization of deferred compensation, amortization of service contracts paid common stock of $28,629, the loss on an increase in our derivative liability of $73,604, and the conversion of our deposit with Rio Silver, Inc. used to fund expenses for certain mining concessions associated with our Peru mining efforts.  In addition, it reflects a cash adjusted increase in prepaid expenses and other assets totaling $10,173, as well as increases in accounts payable and accrued expenses totaling $89,176, and increases in accrued interest totaling $59,803 representing accrued interest on our related party line of credit and related party and other notes payable.

During the year ended December 31, 2017, our net cash used in investing activities was $1,058,297, comprised mainly of $1,000,000 for the purchase of the SDA mill. Additionally during the period, we completed the second of two private placement unit financings in Rio Silver Inc. (“Rio”), associated with our mining option agreement with Rio. The private placement resulted in the Company obtaining an additional 1,250,000 units at a price of Cdn$0.06, which included one share of Rio Silver common stock and one warrant to purchase one share of Rio Silver common stock for Cdn$0.06 which expire on July 19, 2018. The cost of the units in the second private placement totaled USD $58,297.

On June 30, 2016 the Company signed a non-binding Letter of Intent (“LOI”) with Rio Silver Inc., ("Rio") and on October 24, 2016 the Company executed a definitive Mining Option Agreement (“Option Agreement), pursuant to which Magellan is granted the option to earn an undivided 50% interest in the Niñobamba Silver-Gold Property (“Property”), located 330 kilometers southeast of Lima in the Department of Ayacucho, Peru. As part of the agreement, the Company paid a refundable $12,000 deposit. This payment was recorded as a deposit and represents an investment activity during the year ended December 31, 2016. We also invested $59,753 in Rio securities during 2016. All Rio securities are pledged to secure Mr. Power's note in the principal amount of $125,000.

During the year ended December 31, 2017, net cash provided by financing activities was $1,525,250 including proceeds from related party notes payable of $1,075,000 and proceeds from convertible notes of $267,150. Mr. Power, an executive and director, advanced the Company a total of $26,050 of which $26,050 was repaid. Also during the period, Dr. Carson, an executive and director, advanced the Company $8,100 with no repayments. In addition, during the year ended December 31, 2017 we completed a private placement of equity securities with two investors in which we sold a total of 1,250,000 units priced at $0.10 per unit, resulting in total proceeds of $125,000. Each unit was comprised of one share of common stock, and one warrant entitling the holder to purchase one share of common stock at a price of $0.10 per share in cash. The warrants originally expired on December 30, 2017 but were extended until December 30, 2018.

On July 31, 2017 a holder of 1,000,000 warrants exercisable at $0.10 exercised 500,000 warrants for $50,000 resulting in the issuance of 500,000 shares of the Company’s common stock. Upon exercise, the Company agreed to extend the expiration date on his remaining 500,000 warrants from December 30, 2017 to December 30, 2018.

During the year ended December 31, 2017 we issued a total of $275,000 of related party promissory notes. On May 31, 2017 we executed three short-term notes with Mr. Gibbs, significant shareholder, and our two executive officers, Dr. Carson and Mr. Power in the principal amounts of $100,000, $25,000 and $25,000, respectively. The notes bear interest at 6% and matured on November 15, 2017 at which time the amounts due were transferred into the Series 2017 Notes.  In addition, on June 30, 2017 we entered into an additional secured loan for advances from Mr. Power and evidenced by a $125,000 promissory note. The promissory note bears interest at 6% per annum and matured on December 31, 2017 and has not been extended and is in technical default.  The note is collateralized by our investment in Rio Silver shares and warrants.

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

Also, in June 2016, we completed a private placement of equity securities in which we sold 4,875,000 units priced at $0.04 per unit. Each unit was comprised of one share of common stock, one Class A warrant and one Class B warrant. Each Class A warrant entitles the holder to purchase one share of common stock at a price of $0.07 per share in cash. Each Class B warrant entitles the holder to purchase one share of common stock at a price of $0.10 per share, exercisable in either cash or pursuant to a cashless exercise. The sale was concluded on June 30, 2016 and resulted in net proceeds of $194,325, which were net of $675 of direct offering costs.  Both the Class A and Class B warrants had an original expiration date of December 30, 2016, but were both extended to February 28, 2017.  The Class B warrants were further extended to June 30, 2017 and subsequently no Class A or B warrants were exercised and they all expired in 2017.

In November 2016, we sold in a private placement of equity securities a total of 1,100,000 units comprised of one share of common stock and one warrant to purchase one share of common stock at a price of $0.10 per share in cash, and expire December 30, 2017.  Net proceeds of this private placement were $110,000.

Magellan Gold Peru (“MGP”), a wholly owned subsidiary of Magellan Gold Corporation (“MGC”), maintains its operations in the Peruvian Sol, its functional currency. The accounts of MGP are translated to US dollars upon consolidation for reporting purposes. Amounts representing funds owed to MGC for operating advances resulted in a currency translation difference of $412, which was recorded as a component of the consolidated comprehensive loss at December 31, 2017. We sold our interest in MGP effective December 31, 2017 for $1.00.

Additionally, Minerales Vane 2, S.A. de C.v. (“MV2”), a wholly owned subsidiary of Magellan Acquisition Corporation (“MAC”), maintains its operations in the Mexican Peso, its functional currency. The accounts of MV2 are translated to US dollars upon consolidation for reporting purposes. A translation adjustment of $78,640 was recorded as a component of the consolidated comprehensive loss at December 31, 2017.

Off Balance Sheet Arrangements

We do not have and have never had any off-balance sheet arrangements.

Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include our accounts and the accounts of our 100% owned subsidiaries, Gulf + Western Industries, Inc., Magellan Acquistion Corporation, Minerales Vane 2, S.A. de C.V., and Magellan Gold Peru S.A.C. All intercompany transactions and balances have been eliminated.  Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Foreign Currency Translations

The Company maintains its accounting records in US Dollars. Our operating subsidiary, Minerales Vane 2, S.A. de C.V is located in Mexico and maintains its accounting records in the Mexican Peso, which is its functional currency. Magellan Gold Peru S.A.C., another of our operating subsidiaries, is located in Peru and maintains its accounting records in the Peruvian Sol, which is its functional currency. Assets and liabilities of the subsidiaries are translated into the U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates. Translation adjustments are reported as a separate component of other comprehensive income in the consolidated statements of operations and comprehensive loss. Foreign currency denominated transactions are translated at exchange rates approximating those ruling at the transaction dates. Exchange gains and losses are recognized in income.

Fair Value of Financial Instruments

We value our financial assets and liabilities using fair value measurements. Our financial instruments primarily consist of cash and cash equivalents, investments in available-for-sale securities, accounts payable, accrued liabilities, derivative liabilities, amounts due to related parties and notes payable to related parties.  Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount of cash and cash equivalents, accounts payable, accrued liabilities, notes payable to related parties and other amounts due to related parties approximates fair value because of the short-term nature of these financial instruments.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any abandonment or impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2017.  At December 31, 2017 mineral rights totaling $323,200 were net of $117,857 of impairment and abandonment charges.  No impairment charges were recognized for either the of the years ended December 31, 2017 or 2016.

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

Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation. Property and equipment is amortized on a straight-line basis over its estimated life:

•SDA Mill – 10 years

•Mill equipment – 10 years

•Tailings Dam – 10 years

•Office and Warehouse – 10 years

Goodwill

Goodwill was generated through the acquisition of the SDA Mill in fiscal 2017 as the total consideration paid exceeded the fair value of the net assets acquired.

The Company tests its goodwill for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and the Company’s consolidated financial results. There was impairment of goodwill of $345,697 during the year ended December 31, 2017.

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations. ASC 410-20 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. Asset retirement obligations consists of estimated final mill closure and associated ground reclamation costs to be incurred by the Company in the future once the economical life of its SDA Mill is reached. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate.  This liability is capitalized as part of the cost of the related asset and amortized over its useful life.  The liability accretes until the Company settles the obligation.

Comprehensive Income/Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income/loss and its components in the financial statements. As of December 31, 2017 and 2016,

the Company’s only components of comprehensive income were foreign currency translation adjustments and unrealized gain or loss on available-for-sale securities.

Notes Payable – Related Parties

Notes payable to related parties are classified as current liabilities as either the note holders have the ability to control the repayment dates of the notes or maturity dates are within one year of the reported balance sheet date.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements and the effect of net operating losses based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2017 and 2016, the Company had no uncertain tax positions.

Net Income/Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the years ended December 31, 2017 and 2016, potential common shares associated with convertible notes payable and outstanding warrants to purchase common stock have been omitted from the net loss per common share computation as they are anti-dilutive due to the net loss for these periods.

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

Subsequent Events

On January 5, 2018, Magellan entered into a Termination Agreement, effective December 31, 2017, with Rio Silver Inc. to mutually terminate the Company’s option to earn an interest in Rio Silver’s Niñobamba exploration property in Peru. In connection with the termination of the agreement, Rio Silver agreed to apply to the TSX Venture Exchange for an 18-month extension of 2,750,000 warrants that Magellan holds in Rio Silver stock, which otherwise would expire in February and July 2018. The TSX Venture Exchange subsequently approved the extensions.

In February, March and April 2018, the Company raised $231,500 through the sale of common stock and warrants (“Units”) at a price of $0.02 per Unit, each Unit consisting of one share of common stock and one warrant exercisable until June 30, 2018 to purchase one additional share of common stock at an exercise price of $0.02 per share.  A price protection feature of the offering provides that if at December 31, 2018, the Company has issued common stock at a price less than $0.02 per share, then the number of Units issuable to each investor shall be increased so as to reduce the Unit price to the lower price. The Company is obligated to issue 11,575,000 shares of common stock and 11,575,000 warrants pursuant to the offering, of which 5,000,000 shares of common stock have been issued as of the date of this Report. In light of the conversion by EMA of $27,225 into five million shares of common stock on May 8, 2018, a conversion price of $0.005455 per share, pursuant to a full ratchet anti-dilution covenant given to investors in the offering, investors in the Units are entitled to a repricing of their Units to the lower price paid by EMA, or some even lower price if there are further sales of common stock below that price on or before December 31, 2018.

Subsequent to the purchase of the SDA Mill, the Company and Rose Petroleum executed an IVA Agreement which implemented the provisions of the Stock Purchase Agreement with respect to the payment of the IVA Tax assessed by the Mexican taxing authorities on the sale and purchase of the IVA Mill. Under the terms of the IVA Agreement, Rose Petroleum advanced the IVA tax, in Mexican Pesos, for the payment of the IVA tax, approximately $260,000. The Company has agreed that all future tax credits or refunds that it receives from the Mexican taxing authority will be paid over to Rose until such time as Rose has recouped the advance, in full. Mr. Carson executed a Guaranty of the Company's obligations under the IVA Agreement effective March 8, 2018.

In March 2018, the Company and Rose Petroleum, plc satisfied their respective obligations for payment of Mexican VAT on purchase of the SDA Mill, as required under terms of the Stock Purchase Agreement.

On April 12, 2018, the Company made a final payment to Rose Petroleum, plc in respective of the purchase of the SDA Mill, as required under terms of the Stock Purchase Agreement.

There exist technical Events of Default under the Auctus and EMA Notes.  Under the terms of those Notes, the holders have the rights to accelerate the due date of the Notes and impose penalties. On May 8, 2018,  EMA exercised its right to convert $27,225 of the EMA Note into 5.0 million shares of common stock, a conversion price of $0.005455 per share.  Further conversions under the Auctus and EMA Notes could be at conversion prices equal to or less than the $0.005455, which would have a material dilutive impact on our other shareholders. We have communicated with both Auctus and EMA concerning this situation, the outcome of which is uncertain.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective because of the identification of  material weaknesses in our internal control over financial reporting which are described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2017. Our CEO concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported a material weakness resulting from the combination of the following significant deficiencies:

•Lack of segregation of duties in certain accounting and financial reporting processes including the initiation, processing, recording and approval of disbursements;

•Lack of a formal review process that includes multiple levels of review.

•Lack of independent directors.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including Mr. Carson, our President, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management, including our CFO Mr. Martinez, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, Mr. Martinez concluded that the design and operation of our disclosure controls and procedures were not effective as of such date to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current executive officers and directors are:

Name	Age	Position
John C. Power	55	Director
W. Pierce Carson	75	President, CEO and Director
Michael P. Martinez	48	CFO

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

John C. Power  served as President, CFO, Secretary and director from our inception in September 2010 until June 1, 2016 when Dr. Carson became President & CEO.   Mr. Power continued to serve as CFO and Secretary until September 2017 when Mr. Martinez was engaged to fulfill those roles.  Mr. Power continues  to serve as a director.

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

Michael P. Martinez has served as the Company’ Chief Financial Officer, Secretry and Treasurer since September 18, 2017.

He also is employed as the Chief Financial Officer for a company that operates in heavy construction including excavation and earthwork.  Mr. Martinez served as  Financial Reporting Manager at Ernest Healthcare which operates twenty-six hospitals in 11 states for inpatient rehabilitation and long-term acute care.  At Ernest Healthcare Mr. Martinez was responsible for monitoring and providing oversight of financial reporting requirements and covenant compliance, and consolidation of financial statements for the twenty-six hospitals. Mr. Martinez was also a principal of Martinez Financial Group, providing merchant banking services including capital formation and corporate finance advisory functions for commercial enterprises.

Mr. Martinez graduated Cum Laude from the University of Arizona with a B.S. in Business Administration.  He is a certified public accountant and a member of the New Mexico Society of CPA’s

Mr. Martinez was paid $11,000 for the initial 3-month period of consultancy services.  Thereafter, Mr. Martinez’s status may change from a consultant to an employee at the sole discretion of the Company.  He will receive no additional compensation for his service as Secretary and Treasurer of the Company.

Involvement in Certain Legal Proceedings

During the last 10 years, except as disclosed herein, none of our directors or officers has:

a.had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

b.been convicted in a criminal proceeding or subject to a pending criminal proceeding;

c.been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

d.been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Family Relationships

No family relationships exist among our directors.  Additionally, there do not exist any arrangements or understandings between any director and any other person pursuant to which any director was elected as such.

Conflicts of Interest

Athena Silver Corporation is a company under common control. Mr. Power is a director and is also a director and CEO of Athena. Mr. Power and Mr. Gibbs are significant investors in both Magellan and Athena.

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

Board Meetings

During the year ended December 31, 2017, our Board held one [telephonic] meeting on April 12, 2017 but has taken numerous actions by unanimous written consent.

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

Compliance with Section 16(a), Beneficial Ownership

Under the Securities Laws of the United States, our directors, executive (and certain other) officers, and any persons holding more than ten percent (10%) of our common stock during any part of our most recent fiscal year are required to report their ownership of common stock and any changes in that ownership to the SEC.  Specific due dates for these reports have been established and we are required to report in this Report any failure to file by these dates.  During the year ended December 31, 2017, all of these filing requirements were satisfied by our officers, directors, and ten- percent holders.  In making these statements, we have relied on the written representation of our directors and officers or copies of the reports that they have filed with the Commission.

Code of Ethics

We have adopted a Code of Ethics that apples to, among other persons, our company’s principal executive officer, as well as persons performing similar functions. As adopted, our Code of Ethics sets forth written guidelines to promote:

•honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•full, fair, accurate, timely and understandable disclosure in all reports and documents that we file with, or submit to, the SEC and in other public communications made by us that are within the executive officer’s area of responsibility;

•compliance with applicable governmental laws, rules and regulations;

•the prompt internal reporting of violations of the Code; and

•accountability for adherence to the Code.

Our Code of Ethics is on file with the SEC.  We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Magellan Gold Corporation, 2010A Harbison Drive # 312, Vacaville, CA  95687.

ITEM 11.        EXECUTIVE COMPENSATION

Director Compensation

Our directors receive no compensation for their services as director.

Executive Compensation

The following table sets forth all compensation paid to our Named Executive Officers for the years ended December 31, 2017 and 2016:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non equity Incen-tive Plan Comp-ensa-tion ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
John C. Power, President	2017 2016	0 0	0 0	0 0	39,901 0	0 0	0 0	20,000(2) 30,000	59,901 30,000
W. Pierce Carson, President	2017 2016 (partial)	120,000(1) 60,000	0	160,000(1)	79,801	0	0	0	359,801 60,000
Michael P. Martinez	2017 (partial)				9,975			11,000	20,975

(1)When he was first engaged as President, CEO and Director of G+W in June 2015,  W. Pierce Carson was granted shares of G+W representing 15% of the total issued and outstanding shares of G+W.

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

The initial term of the agreement covered the period from June 1, 2016 to May 31, 2017. On June 1, 2017, Dr. Carson and the Company agreed to extend the term of the agreement to May 31, 2018, with all terms of the original agreement remaining unchanged.

Dr. Carson shall have the right to voluntarily terminate his employment with Magellan during the term. To effect such voluntary termination, Dr. Carson shall provide Magellan at least 60 days advanced written notice of such termination. Upon termination, Dr. Carson shall be paid his base salary through the date of termination, including any amount that may have been deferred and accrued.

On October 26, 2017, Dr. Carson agreed to waive payment of accrued but unpaid salary obligations from June 1, 2016 through September 30, 2017 in the aggregate amount of $150,000, including $60,000 earned in 2016. The waiver of accrued wages is recorded as a capital contribution to the Company. Dr. Carson was subsequently issued 4,000,000 shares of the Company’s restricted common stock.

(2)We entered into a consulting agreement with Mr. Power at the rate of $30,000 per year for his part-time service as our CFO. Mr. Power resigned as our CFO on August 31, 2017 and no longer receives consulting fees.

Employment Agreements

Gulf + Western entered into an employment agreement with W. Pierce Carson to serve as President and CEO for a period of one year ending May 31, 2016.  Mr. Carson’s compensation was in the form of a transfer of a 15% equity interest in Gulf + Western.

Effective June 1, 2016, we entered into an Employment Agreement with Mr. Carson and engaged his services as President and CEO of Magellan for an initial term of one year.  Under the terms of the Employment Agreement, Mr. Carson was entitled to a salary of $6,667 per month for the first three months, and $10,000 per month for the following nine months.  Effective June 1, 2017, the Employment Agreement was extended for an additional year at a salary of $10,000 per month. If the Company is unable to pay the salary, the Company has the right to satisfy its obligation with shares of common stock.

The initial term of the agreement covered the period from June 1, 2016 to May 31, 2017. On June 1, 2017, Dr. Carson and the Company agreed to extend the term of the agreement to May 31, 2018, with all terms of the original agreement remaining unchanged.

Dr. Carson shall have the right to voluntarily terminate his employment with Magellan during the term. To effect such voluntary termination, Dr. Carson shall provide Magellan at least 60 days advanced written notice of such termination. Upon termination, Dr. Carson shall be paid his base salary through the date of termination, including any amount that may have been deferred and accrued.

On October 26, 2017, Dr. Carson agreed to waive payment of accrued but unpaid salary obligations from June 1, 2016 through September 30, 2017 in the aggregate amount of $150,000. The waiver of accrued wages was recorded as a capital contribution to the Company. Dr. Carson was subsequently issued 4,000,000 shares of the Company’s restricted common stock.

At December 31, 2017 a total of $30,000 and $2,796 of salary and associated payroll tax obligations, respectively, is accrued in connection with the agreement and included in accrued liabilities on the accompanying consolidated balance sheets.

2017 Equity Incentive Plan

We have not adopted any equity compensation or stock option plans, except as follows:

The Board of Directors of the Company concluded, in order to attract and hire key technical personnel and management as our Company grows, it will be necessary to offer option packages in order to compete effectively with other companies seeking the support of these highly qualified individuals. After careful consideration, the Board recommended the approval of the Company’s 2017 Equity Incentive Plan as being in the best interests of Stockholders.

Effective September 1, 2017, the 2017 Equity Incentive Plan was approved by written consent of stockholders holding 75% of the Company’s outstanding common stock, and was adopted by the Board of Directors. The Company is authorized to grant rights to acquire up to a maximum of 10,000,000 shares of common stock under the Plan. The Plan is authorized to grant incentive stock options that qualify under Section 422 of the Internal Revenue Code of 1986, as amended.

The 2017 Plan provides for the grant of (1) both incentive and nonstatutory stock options, (2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights (collectively, "Stock Awards"). Incentive stock options granted under the 2017 Plan are intended to qualify as "incentive stock options"

within the meaning of Section 422 of the Code. Nonstatutory stock options granted under the 2017 Plan are intended not to qualify as incentive stock options under the Code.

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

The following table shows the number of shares owned and the percentage of outstanding common stock owned as of April 25, 2018.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)		Ownership as a Percentage of Outstanding Common Shares(3)

John Gibbs 807 Wood N Creek Ardmore, OK 73041	36,688,988	(4)	34.75%

John C. Power	8,037,330	(5)	7.61%

W. Pierce Carson	14,623,957	(6)	13.85%

Dennis Bell 47 Lisle Street, Mt Claremont Western Australia 6010	14,000,000	(8)	13.26%

Michael P. Martinez	250,000	(7)	0.24%

Rose Petroleum, plc 1st Floor Newmarket House, Market St. Newbury, Berkshire England RG14 5DP	14,200,834		13.45%

All officers and directors as a group (three persons)	22,911,287		21.70%

(1)	Unless otherwise stated, address is 2010A Harbison Drive # 312, Vacaville, CA 95687.

(2)

Under SEC Rules, we include in the number of shares owned by each person, the number of shares issuable under outstanding options or warrants if those options or warrants are exercisable within 60 days of the date of this Annual Report.  In calculating percentage ownership, we calculate the ownership of each person who owns exercisable options by adding (i) the number of exercisable options for that person only to (ii) the number of total shares outstanding and dividing that result into (iii) the total number of shares and exercisable options owned by that person.

(3)	Shares and percentages beneficially owned are based upon 105,581,382 shares outstanding on May 14, 2018.

(4)	Includes 516,500 shares owned by TriPower Resources, Inc., of which John D. Gibbs is President and controlling shareholder.
(5)	Includes options exercisable to purchase 1,000,000 shares at $0.04 per share.

(6)	Includes options exercisable to purchase 2,000,000 shares at $0.04 per share.

(7)	Mr. Martinez’s ownership consists entirely of options exercisable to purchase 250,000 shares at $0.04
(8)

Includes warrants exercisable to purchase 1,500,000 shares at $0.10 per share expiring December 30, 2018 and warrants exercisable to purchase 5,000,000 shares at $0.02 per share expiring June 30, 2018.

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

Management Fees

The Company maintained a month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for his services to Magellan that ended in August 2017 when Mr. Power resigned as our CFO.

Management fees to Mr. Power totaling $20,000 and $30,000 for both the years ended December 31, 2017 and 2016 are included in general and administrative expenses in our statement of operations.  At December

31, 2017 and 2016, $27,500 and $10,000, respectively, of the fees had not been paid and are included in Accrued liabilities on the accompanying balance sheets.

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

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	December 31, 2017	December 31, 2016
Accrued interest payable - Mr. Gibbs	$221,103	$157,707
Accrued interest payable - Mr. Power	16,562	3,932
Accrued interest payable - Dr. Carson	986	-
Accrued interest payable – Mr. Neuman	934	-

	$239,585	$161,639

During the year ended December 31, 2017, we paid a total of $382 to Mr. Power representing unpaid accrued interest on a note payable. During the year ended December 31, 2016, we paid a total of $2,500 to Mr. Power representing unpaid accrued interest on notes payable.

Advances Payable – Related Party

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

	Year Ended December 31, 2017
	Advances	Repayments
Mr. Power	$26,050	$26,050
Mr. Carson	8,100	-
Totals	$34,150	$26,050

	Year Ended December 31, 2016
	Advances	Repayments
Mr. Power	$16,200	$16,200

At December 31, 2017 a total of $8,100 of short-term advances from related parties were outstanding and are included in advances payable, related party on the accompanying consolidated balance sheet. No related party advances were outstanding at December 31, 2016.

The Company also utilizes a credit card owned by Mr. Power to pay travel and other obligations when the availability of cash is limited or the timing of the payments is considered critical. No amounts were outstanding on this credit card at either December 31, 2017 or December 31, 2016.

On May 31, 2017 we entered into three short-term notes with Mr. Gibbs, Dr. Carson and Mr. Power in the principal amounts of $100,000, $25,000 and $25,000, respectively. The notes bear interest at 6% and matured on November 15, 2017. The notes were subsequently rolled into the Series 2017 Notes described below. As of December 31, 2017 a total of $4,512 of interest is accrued on these notes.

On June 30, 2017 we entered into an additional secured loan for advances from Mr. Power and evidenced by a $125,000 promissory note. The promissory note bears interest at 6% per annum and matured on December 31, 2017.  The maturity date of the promissory note was not extended and therefore the promissory note is currently in default.  The outstanding balance on the note at December 31, 2017 is $125,000. As of December 31, 2017, accrued interest on the note is $3,781. The note is secured by a pledge of the Company's portfolio of Rio Silver Common Stock and Warrants.

On November 30, 2017 we entered into a series of secured promissory notes (“Series 2017 Notes”) with related parties in the aggregate amount of $1,155,000, including financing fees of $105,000 recorded as a discount to the notes. Mr. Gibbs, Dr. Carson, and Mr. Power transferred $100,000, $25,000, and $25,000, respectively, from the May 31, 2017 short term related party notes into the Series 2017 Notes. Net proceeds on the issuance after reducing for the transfers listed total $900,000. The notes are secured by a stock pledge agreement covering 100% of the outstaning common stock of Magellan Acquisition Corporation, bear interest at 10% and mature on December 31, 2018. As of December 31, 2017 the balance on the notes, net of unamortized discount of $96,780, is $1,058,220 with accrued interest of $9,810.

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

The aggregate fees billed for the fiscal years 2017 and 2016 for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2017	2016
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$31,000	$29,000
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees"	0	0
Tax fees - tax compliance, tax advice and tax planning	0	0
All other fees - services provided by our principal accountants other than those identified above	0	0
Total fees	$_31,000__	$29,000

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	Ex. No.	Title
(1)	3.1	Certificate of Incorporation filed September 28, 2010
(1)	3.2	Bylaws
(4)	3.3	Amended and Restated Bylaws
(6)	3.4	Second Amended and Restated Bylaws
(1)	4.1	Specimen Common Stock Certificate
(1)	10.1	Cowles’ Option and Mining Lease
(1)	10.2	Mining Lease – Randall Claims
(1)	10.3	Assignment of Randall Mining Lease Agreement
(1)	10.4	Mining Lease – Secret Claims
(1)	10.5	Consulting Agreement
(2)	10.6	Promissory Note Dated August 23, 2011, in favor of John C. Power
(2)	10.7	Promissory Note Dated August 23, 2011, in favor of John D. Gibbs
(3)	10.8	First Amendment to Mining Lease – Secret Claims
(3)	10.9	Second Amendment to Mining Lease – Randall Claims
(5)	10.10	Promissory Note Dated February 28,2012, in favor of John D. Gibbs

(7)	10.11	Third Amendment to Mining Lease – Randall Claims
(8)	10.12	Option Agreement – Columbus Silver
(9)	10.13	Amendment No. 1 to Promissory Note in favor of John C. Power
(10)	10.14	Credit Agreement dated December 31, 2012 in favor of John D. Gibbs
(11)	10.15	Amendment No. 1 to Silver District Option Agreement
(12)	10.16	Allonge and Modification Agreement with John D. Gibbs
(13)	10.17	Promissory Note in favor of John Power
(14)	10.18	Silver District / Columbus Silver Purchase Agreement
(14)	10.19	Promissory Note in favor of Clifford Neuman
(15)	10.20	Second Allonge and Modification Agreement with John D. Gibbs
(16)	10.21	Employment Agreement - W. Pierce Carson
(17)	10.22	Employment Agreement – W. Pierce Carson (Magellan)
(18)	10.23	Agreement and Plan of Merger
(19)	10.24	Mining Option Agreement
(19)	10.25	Lock-Up/Voting Trust Agreement
(19)	10.26	Intuitive Pty, Ltd. Agreement
(19)	10.27	Mining Clip LLC Agreement
(19)	10.28	Promissory Note
(20)	10.29	Memorandum of Understanding
(7)	14.1	Code of Ethics
(21)	10.30	Consuting Agreement
(21)	10.31	Promissory Note in favor of W. Pierce Carson
(21)	10.32	Promissory Note in favor of John Power
(21)	10.33	Promissory Note in favor of John Gibbs
(22)	10.34	Promissory Note in favor of John Power
(22)	10.35	Stock Pledge Agreement
(23)	10.36	Amendment No. 1 to Memorandum of Understanding
(24)	10.37	Stock Purchase Agreement
(25)	10.38	Confirmation Letter
(26)	10.39	Amendment to Stock Purchase Agreement
(27)	10.40	Certificate of Amendment
(28)	10.41	Securities Purchase Agreement
(28)	10.42	Promissory Note
(29)	10.43	Securities Purchase Agreement
(29)	10.44	Promissory Note
(30)	10.45	Interim Milling Agreement
(31)	10.46	Amendment No. 2 to Stock Purchase Agreement
(31)	10.47	Closing Escrow Agreement
(31)	10.48	Form of Secured Note
(31)	10.49	Form of Stock Pledge Agreement
(31)	10.50	Form of Security Agreement
(31)	10.51	Form of Collateral Agent Agreement
(32)	10.52	Termination Agreement
(33)	10.53	Combined financial statements of SDA Mill as of and for the periods ended November 30, 2017 and December 31, 2016
(33)	10.54	Magellan Gold Corporation Unaudited Pro Form Condensed Combined Financial Information
*	31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.DEF	XBRL Taxonomy Extension Definition**
101.LAB	XBRL Taxonomy Extension Labels**
101.PRE	XBRL Taxonomy Extension Presentation**

(1)Incorporated by reference as an Exhibit to Form S-1 as filed with the Commission on May 18, 2011.

(2)Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 23, 2011.

(3)Incorporated by reference as an Exhibit to Quarterly Report on Form 10-Q as filed with the Commission on November 14, 2011.

(4)Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 7, 2012.

(5)Incorporated by reference as an Exhibit to Current Report on Form 8-K/A-1 as filed with the Commission on March 29, 2012.

(6)Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on March 30, 2012.

(7)Incorporated by reference as an Exhibit to Annual Report on Form 10-K as filed with the Commission on March 30, 2012.

(8)Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 30, 2012.

(9)Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 4, 2013.

(10)Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 4, 2013.

(11)Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 23, 2013.

(12)Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 2, 2014.

(13)Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on April 29, 2014.

(14)Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 2, 2014.

(15)Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 3, 2015.

(16)Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 11, 2015.

(17)Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 2, 2016.

(18)Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 27, 2016.

(19)Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 27, 2016.

(20)Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on March 7, 2017.

(21)Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 20, 2017.

(22)Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 21, 2017.

(23)Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 1, 2017.

(24)Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on September 12, 2017.

(25)Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 11, 2017.

(26)Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 18, 2017.

(27)Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 30, 2017.

(28)Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 6, 2017.

(29)Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 7, 2017.

(30)Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 8, 2017.

(31)Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on December 6, 2017.

(32)Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 10, 2018.

(33)Incorporated by reference as an Exhibit to Current Report on Form 8-K/A as filed with the Commission on April 24, 2018*Filed herewith

**Furnished, not filed.

MAGELLAN GOLD CORPORATION

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Magellan Gold Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Magellan Gold Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2011.

Houston, Texas

May 16, 2018

MAGELLAN GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash	$421	$485
Due from Rose Petroleum	27,147	-
Investment in Rio Silver equities	109,532	59,753
Prepaid expenses & other current assets	121,283	25,729
Total current assets	258,383	85,967
Mineral Rights, Net of Impairment	323,200	323,200
Property, plant & equipment net of accumulated depreciation of $11,822 and $-0-, respectively	1,155,811	-
Other Assets:
Prepaid expenses and other assets	216,151	29,792
Total other assets	216,151	29,792
Total assets	$1,953,545	$438,959
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$270,424	$50,868
Accrued liabilities	60,296	75,592
Line of credit - related party	932,500	932,500
Notes payable - related parties	1,197,437	65,000
Note payable	100,783	-
Accrued interest - related parties	239,585	161,639
Convertible note payable	271,697	33,020
Accrued Interest	4,816	1,316
Advances payable, related party	8,100	-
Derivative liability	-	119,500
Total current liabilities	3,085,638	1,439,435
Long term liabilities:
Asset Retirement Obligation	115,914	-
Total liabilities	3,201,552	1,439,435
Shareholders' deficit:
Preferred shares, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common shares - $0.001 par value; 1,000,000,000 shares authorized, 95,581,382 and 64,630,548 shares issued and outstanding	95,581	64,631
Additional paid-in capital	2,803,870	856,822
Accumulated other comprehensive loss	(87,570)	-
Accumulated deficit	(4,059,888)	(1,921,929)
Shareholders' deficit	(1,248,007)	(1,000,476)
Total liabilities and shareholders' deficit	$1,953,545	$438,959

See accompanying notes to financial statements

MAGELLAN GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2017	2016
Operating expenses:
Exploration costs	61,233	70,599
General and administrative expenses	964,302	353,666
Depreciation and amortization	12,104	-
Accretion of asset retirement obligation	367	-
Impairment loss	345,697	-

Total operating expenses	1,383,703	424,265

Operating loss	(1,383,703)	(424,265)

Other income (expense):
Interest expense	(96,480)	(62,303)
Loss on change in derivative liability	(657,776)	(73,604)

Net loss	(2,137,959)	(560,172)

Net loss attributable to noncontrolling interest	-	(7,346)

Net loss attributable to common shareholders	(2,137,959)	(552,826)

Basic and diluted net loss per common share	$(0.03)	$(0.01)

Basic and diluted weighted-average common shares outstanding	73,262,126	56,733,426

Comprehensive loss:

Net loss	(2,137,959)	(552,826)
Other comprehensive loss
Foreign currency translation adjustments	(79,052)	-
Unrealized loss on available-for-sale securities	(8,518)	-

Net comprehensive loss	$(2,225,529)	$(552,826)

See accompanying notes to financial statements

MAGELLAN GOLD CORPORATION
Consolidated Statements of Shareholders' Deficit
For the years ended December 31, 2016 and December 31, 2017

					Additional	Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Par Value	Capital	Gain (Loss)	Deficit	Interest	Total
Balance, December 31, 2015	-	-	48,869,091	48,869	424,292	-	(1,369,103)	34,744	(861,198)
Sales of common stock and warrants	-	-	5,975,000	5,975	298,350	-	-	-	304,325
Conversion of notes payable	-	-	600,000	600	22,800	-	-	-	23,400
Resolution of derivative liability	-	-	-	-	20,044	-	-	-	20,044
Purchase of non-controlling interest	-	-	8,623,957	8,624	18,774	-	-	(27,398)	-
Stock issued for consulting services	-	-	562,500	563	72,562	-	-	-	73,125
Net loss	-	-	-	-	-	-	(552,826)	(7,346)	(560,172)
Balance, December 31, 2016	-	$ -	64,630,548	$ 64,631	$ 856,822	$ -	$ (1,921,929)	$ -	$ (1,000,476)
Sales of common stock and warrants	-	-	1,750,000	1,750	173,250	-	-	-	175,000
Conversion of notes payable	-	-	8,000,000	8,000	18,055	-	-	-	26,055
Reclassification of derivative liability	-	-	-	-	777,276	-	-	-	777,276
Stock issued for prepaid services	-	-	3,000,000	3,000	117,000	-	-	-	120,000
Stock Based Compensation	-	-	4,000,000	4,000	299,642	-	-	-	303,642
Stock issued for acquisition of SDA Mill	-	-	14,200,834	14,200	411,825	-	-	-	426,025
Capital contribution	-	-	-	-	150,000	-	-	-	150,000
Net loss	-	-		-	-	-	(2,137,959)	-	(2,137,959)
Other comprehensive loss	-	-	-	-	-	(87,570)	-	-	(87,570)

Balance, December 31, 2017	-	$ -	95,581,382	$ 95,581	$ 2,803,870	$ (87,570)	$ (4,059,888)	$ -	$ (1,248,007)

See accompanying notes to financial statements

MAGELLAN GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
Cash Flows from operating activities:
Net loss	$(2,137,959)	$(560,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of asset retirement obligation	367	-
Accretion of discounts on notes payable	12,766	-
Amortization of deferred compensation	-	20,833
Amortization of service contracts	52,884	28,629
Depreciation and amortization	12,104	-
Loss on change in derivative liability	657,776	73,604
Stock based compensation	303,642	-
Impairment loss	345,697	-
Changes in operating assets and liabilities:
Due from Rose Petroleum	(27,147)	-
Prepaid expenses and other assets	1,354	10,173
Accounts payable and accrued expenses	229,259	89,176
Accrued interest	83,331	59,803
Net cash used in operating activities	(465,926)	(277,954)
Cash flows from investing activities:
Purchase of Rio Silver equity securities	(58,297)	(59,753)
Purchase of SDA mill	(1,000,000)	-
Payment of deposit on investment in mineral properties	-	(12,000)
Net cash used in investing activities	(1,058,297)	(71,753)
Cash flows from financing activities:
Advances on line of credit - related party	-	45,000
Proceeds on advances from related parties	34,150	16,200
Payments on advances from related parties	(26,050)	(16,200)
Proceeds from notes payable - related parties	1,075,000	35,000
Payments on notes payable - related parties	-	(35,000)
Proceeds from convertible notes	267,150	-
Proceeds from sale of common stock and warrants	175,000	304,325
Net cash provided by financing activities	1,525,250	349,325
Effect of foreign currency exchange	(1,091)	-
Net change in cash	(64)	(382)
Cash at beginning of period	485	867
Cash at end of period	$421	$485
Supplemental disclosure of cash flow information
Cash paid for interest	$382	$2,500
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable and accrued interest to common stock	$26,055	$23,400
Reclassifications of derivative liability to APIC	$777,276	$20,044
Common stock issued for prepaid services contracts	$120,000	$73,125
Common stock issued for purchase of SDA Mill	$426,025	$-
Conversion of accounts payable - related party to note payable	$100,000	$-
Note payable - Rose Petroleum, purchase of SDA Mill	$50,000	$-
Common stock issued for buyout of non-controlling interest	$-	$27,398
Dr. Carson capital contribution for waiver of accrued wages	$150,000	$-
Unrealized loss on available-for-sale securities	$8,518	$-

See accompanying notes to financial statements

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

On December 31, 2014, we formed and organized a new wholly-owned subsidiary, Gulf+Western Industries, Inc., a Nevada corporation (“Gulf+Western” or “G+W”), to own and operate our Silver District mining interests.  On October 1, 2014 we completed the transfer of those assets from Magellan to G+W.  Effective December 31, 2014 Magellan pledged all its ownership interest in G+W to Mr. John D. Gibbs, a significant shareholder in the Company, as security for outstanding amounts under a line of credit agreement between Magellan and Mr. Gibbs.

On June 1, 2015, we transferred 15% of our ownership interest in G+W to Dr. W. Pierce Carson (Dr. Carson), in exchange for one year of service as President, Chief Executive Officer and Director of G+W.  As a result of the transaction, Magellan’s ownership interest in G+W was reduced to 85%.  The transaction was valued at $50,000 representing compensation for the one-year period from 2015 through May 2016. On June 1, 2016 we executed an employment agreement with Dr. Carson in which he assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The agreement also provided that Dr. Carson be appointed a Director of Magellan Gold Corporation, effective June 30, 2016.  As a result, Mr. John Power resigned his positions as President and Chief Executive Officer and retained the position of Chief Financial Officer until December 31, 2017 upon his replacement by Michael P. Martinez as CFO. Mr. Power and Dr. Carson currently serve as Directors of Magellan.

In July 2016, the Company completed a share exchange with Dr. Carson in which Dr. Carson surrendered his 15% interest in G+W in exchange for 8,623,957 shares of Magellan Gold Corporation. As a result of this transaction, G+W became a wholly owned subsidiary of Magellan Gold Corporation.

On October 24, 2016, the Company entered into a Mining Option Agreement (“Option Agreement”) between and among Rio Silver Inc., a Canadian company (“Rio Silver”), Minera Rio Plata S.A.C. (“Minera”), a Peruvian company and subsidiary of Rio Silver, and Magellan Gold Peru S.A.C. (“Magellan Peru”), a Peruvian company and wholly owned subsidiary of the Company pursuant to which Rio Silver through Minera granted to the Company a sole and exclusive option to acquire an undivided 50% interest in and to property located in central Peru. Effective December 31, 2017, the Company agreed with Rio Silver to terminate the option agreement, thereby terminating the Company’s option to earn an interest in the Niñobamba Silver/Gold Project. The Company retained its ownership of Rio Silver stock. Further information regarding the Option Agreement is included in Note 3– Mining Option Agreement.

On November 30, 2017, the Company purchased from Rose Petroleum plc (“Rose”) a mineral processing mill operation located in the state of Navarit, Mexico (the “SDA Mill”) as well as its associated assets, licenses and agreements.  Magellan previously paid a $50,000 option payment, and an additional $100,000 option-to-purchase extension. The $100,000 option extension payment was applied against the cash portion of the purchase price.

The purchase price for the SDA Mill consisted of $850,000 cash, a $50,000 promissory note, the $50,000 non-refundable option payment, the $100,000 previously paid for the option-to-purchase extension, and 14,200,834 shares of common stock (the “Shares”) with a fair value of $426,025 at the closing date. The note is non-interest bearing and due on March 10, 2018.  The Shares will be held in escrow for a period of 12 months and the Company has the option to repurchase the Shares from Rose for the sum of $500,000 in the first six months and $550,000 in months 7 to 12.

Rose owned 1 share of Series A capital stock of Minerales Vane S.A. de C.V. (“Minerales Vane 1”) and Vane Minerals (UK) Limited (“Vane UK”) owned 49,999 shares of Series A capital stock and 26,524,000 shares of Series B capital stock of Minerales Vane 1.

Prior to closing, all of the assets and operations related to the SDA Mill were transferred to a newly incorporated entity, Minerales Vane 2 S.A. de C.V.  (“Minerales Vane 2”).  Magellan purchased 100% of the issued and outstanding shares of Minerales Vane 2.  Effective November 30, 2017, the Company’s newly incorporated wholly-owned subsidiary, Magellan Acquisition Corporation (“MAC”), acquired Minerales Vane 2.

On October 17, 2017, the Company amended the agreement to include the acquisition of Minerales VANE Operaciones ("MVO") (the entity that provides labor to the Mill) for $2,500 as soon as practicable following the closing of the acquisition of the SDA Mill.  At December 31, 2017, the Company had not obtained control of MVO.  Magellan had not paid the purchase price of $2,500, had not received the outstanding shares of MVO and had not legally acquired the assets and liabilities.  The purpose of acquiring MVO is that it is the sister entity that employs all employees of the SDA mill.  The acquisition of MVO will not result in the acquisition of any additional assets or liabilities.

Our primary focus with the acquisition of the SDA Mill in Mexico is to transform Magellan into a production company, to continue to advance our Arizona and Peru silver projects towards resource definition and eventual development, and possibly to acquire additional mineral rights and conduct additional exploration, development and permitting activities.  Our mineral lease payments, permitting applications and exploration and development efforts will require additional capital. We rely upon the sale of our securities as well as advances and loans from executive management and significant shareholders to fund our operations as we have not generated any significant revenue.

Liquidity and Going Concern

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At December 31, 2017, we had not yet generated any significant revenues or achieved profitable operations and we have accumulated losses of $4,059,888.  We expect to incur further losses in the development of our business, all of which raises substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

During the year ended December 31, 2017 we realized $175,000 from sales of our common stock and exercise of warrants. The Company also issued convertible promissory notes to two investors and realized net proceeds of $267,150. Proceeds from these transactions were generally used to fund certain investing activities and for general working capital.

Additionally through various transactions with related parties during the year ended December 31, 2017, the Company realized approximately $1,075,000 which is primarily reflected in a series of promissory notes ("Series 2017 Notes"). The proceeds were generally used to fund the purchase of the SDA Mill in Mexico. The Series 2017 Notes are secured by a pledge of all the outstanding shares of Magellan Acquisition Corporation, a wholly-owned subsidiary that owns the SDA Mill through Minerales Vane 2.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock but cannot assure than any future financings will occur.

Note 2 – Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include our accounts and the accounts of our 100% owned subsidiaries, Gulf + Western Industries, Inc., Magellan Acquistion Corporation, Minerales Vane 2, S.A. de C.V., and Magellan Gold Peru S.A.C. All intercompany transactions and balances have been eliminated.  Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Reclassifications

Certain items in these consolidated financial statements have been reclassified to conform to the current year's presentation.

Foreign Currency Translations

The Company maintains its accounting records in US Dollars. Our operating subsidiary, Minerales Vane 2, S.A. de C.V is located in Mexico and maintains its accounting records in the Mexican Peso, which is its functional currency. Magellan Gold Peru S.A.C., another of our operating subsidiaries, is located in Peru and maintains its accounting records in the Peruvian Sol, which is its functional currency. Assets and liabilities of the subsidiaries are translated into the U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates. Translation adjustments are reported as a separate component of other comprehensive loss in the consolidated statements of operations and comprehensive loss. Foreign currency denominated transactions are translated at exchange rates approximating those ruling at the transaction dates. Exchange gains and losses are recognized in income.

Fair Value of Financial Instruments

We value our financial assets and liabilities using fair value measurements. Our financial instruments primarily consist of cash and cash equivalents, investments in available for sale securities, accounts payable, accrued liabilities, derivative liabilities, amounts due to related parties and notes payable to related parties.  Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount of cash and cash equivalents, accounts payable, accrued liabilities, notes payable to related parties and other amounts due to related parties approximates fair value because of the short-term nature of these financial instruments.

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

Investment Securities

We report investments in marketable equity securities at fair value. Unrealized gains and losses on available-for-sale investment securities are included in shareholders' equity, net of applicable taxes and other adjustments. We regularly review investment securities for impairment using both quantitative and qualitative criteria.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any abandonment or impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2017.  At December 31, 2017 mineral rights totaling $323,200 were net of $117,857 of impairment and abandonment charges.  No impairment charges were recognized for either the of the years ended December 31, 2017 or 2016.

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

Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation. Property and equipment is amortized on a straight-line basis over its estimated life:

•SDA Mill – 10 years

•Mill equipment – 10 years

•Tailings Dam – 10 years

•Office and Warehouse – 10 years

Goodwill

Goodwill was generated through the acquisition of the SDA Mill in fiscal 2017 as the total consideration paid exceeded the fair value of the net assets acquired.

The Company tests its goodwill for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and the Company’s consolidated financial results.  There was an impairment charge of $345,697 and $0 during the years ended December 31, 2017 and 2016 respectively.

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations. ASC 410-20 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. Asset retirement obligations consists of estimated final mill closure and associated ground reclamation costs to be incurred by the Company in the future once the economical life of its SDA Mill is reached. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate.  This liability is capitalized as part of the cost of the related asset and amortized over its useful life.  The liability accretes until the Company settles the obligation.

Comprehensive Income/Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income/loss and its components in the financial statements. As of December 31, 2017 and 2016, the Company’s component of comprehensive income was foreign currency translation adjustments and unrealized gain or loss on available-for-sale securities.

Notes Payable – Related Parties

Notes payable to related parties are classified as current liabilities as either the note holders have the ability to control the repayment dates of the notes or maturity dates are within one year of the reported balance sheet date.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements and the effect of net operating losses based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2017 and 2016, the Company had no uncertain tax positions.

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the years ended December 31, 2017 and 2016, potential common shares associated with convertible notes payable and outstanding warrants to purchase common stock have been omitted from the net loss per common share computation as they are anti-dilutive due to the net loss for these periods.

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

Note 3 – Mineral Rights and Properties

At both December 31, 2017 and December 31, 2016, our mineral rights and properties were $323,200 associated with our Silver District claims. We updated our impairment analysis as of December 31, 2017, and concluded that the carrying value is not impaired.

Silver District

In August 2012, we entered into an option agreement with Columbus Exploration f/k/a Columbus Silver Corporation, which granted us the right to acquire all of Columbus’ interest in its Silver District properties located in La Paz County, Arizona.  We paid Columbus an initial $63,200 on signing of the option and a further $50,000 in December 2012.  We paid other patented and unpatented mining claim purchase and lease obligations in 2013 and 2014 to maintain the project claims and leases in good standing.  On December 31, 2014, we paid an additional $100,000 to Columbus Exploration to acquire all of Columbus’ interest in its Silver District properties located in La Paz County, Arizona.   The properties acquired from Columbus were assigned into our subsidiary Gulf+Western Industries, Inc. and our total acquisition cost capitalized was $323,200.

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

As a condition of the LOI, the Company paid a refundable $12,000 deposit. This payment was recorded as a deposit and subsequently used to maintain certain mining concessions on the property.

In addition to the deposit, the Company was obliged to subscribe to two private placement unit financings in Rio Silver, each for aggregate proceeds of Cdn$75,000. The Company completed the first unit private placement on August 23, 2016. The first placement included 1,500,000 units priced at Cdn$0.05, which included one share of Rio Silver common stock and one warrant to purchase one share of Rio Silver common stock for Cdn$0.05 which expire on February 23, 2018. The cost of the units in the first private placement totaled USD $59,753. The second placement included 1,250,000 units priced at Cdn$0.06, which was completed on January 19, 2017, and included one share of Rio Silver common stock and one warrant to purchase one share of Rio Silver common stock for Cdn$0.06 which expire on July 19, 2018. The cost of the units in the second private placement totaled USD $58,297. Each of these transactions were recorded as an investment in Rio Silver equity securities and included on the accompanying consolidated balance sheets at December 31, 2017 and December 31, 2016.

Under the terms of the Agreement, the Company acquired the right to earn an undivided 50% interest in the Niñobamba Silver/Gold Project in central Peru. To earn its 50% interest, the Company must spend $2.0 million in exploration over three years. The Niñobamba project is comprised of five concessions that total 36.5 square kilometers (9,026 acres). Effective December 31, 2017, the Company agreed with Rio Silver to terminate the option agreement, thereby terminating the Company’s option to earn an interest in the Niñobamba Silver/Gold Project. The Company retained its ownership of Rio Silver stock, which has been pledged to secure Mr. Power's note in the principal amount of $125,000.

In connection with the termination of the agreement, Rio Silver agreed, subject to regulatory approval and under certain conditions, to apply to the TSX Venture Exchange for an 18-month extension of 2,750,000 warrants that Magellan holds in Rio Silver stock, which otherwise would expire in February and July 2018. The TSX Venture Exchange subsequently approved the extensions. Those Rio Silver warrants have been pledged to secure Mr. Power's note in the principal amount of $125,000.

Also in connection with the termination of the agreement, Magellan agreed to grant Rio Silver a right of first refusal on any sale of the 2,750,000 shares of Rio Silver stock that Magellan currently holds.

Note 5 – Acquisition of SDA Mill

On March 3, 2017 the Company entered into a Memorandum of Understanding (“MOU”) with Rose Petroleum plc (“Rose”), a multi-asset natural resource business, to purchase an operating floatation plant that also includes a precious metals leach circuit and associated assets, licenses and agreements (together, the “SDA Mill”) located in the State of Nayarit, Mexico, for a total consideration at closing of US$1.5 million, payable in $1,000,000 in cash and $500,000 in restricted common stock of Magellan. Under the terms of the MOU, in consideration of a non-refundable $50,000 option payment, the Company was granted an option until June 3, 2017 to purchase the SDA Mill.  The option period was extended for an additional 60 days with another $100,000 option payment to be applied towards the cash component of the purchase price.

On July 31, 2017, the Company executed Amendment No. 1 to the Memorandum of Understanding (“MOU”) dated March 3, 2017. The amendment provides that on or before August 15, 2017, the Company shall provide the seller executed irrevocable bridge loan commitments representing an aggregate of not less than $900,000 in commitments available to fund the purchase transaction. In addition, the agreement requires the Company to reimburse the seller for certain employee holding and mill maintenance costs for the months of August and September 2017 at a total of $25,300 for each month. The Company paid both the August and September reimbursements as agreed upon and the payments are included in General and Adminstrative expenses for the year ended December 31, 2017.

On August 14, 2017, as required by Amendment No. 1 to the “MOU”, the Company provided the seller executed bridge loan commitments aggregating $900,000 available to fund the purchase transaction. The Company’s provision of the commitment letters effectively resulted in the extension of the purchase option until the transaction closed.

On October 17, 2017, the Company amended the agreement to include the acquisition of Minerales VANE Operaciones (“MVO”) for $2,500 as soon as practicable following the Closing Date, rather than prior to the Closing Date.  At December 31, 2017, the Company had not obtained control of MVO.  Magellan subsequently acquired control of MVO in January 2018 and paid for it in April 2018.

Prior to closing, all of the assets and operations related to the SDA Mill were transferred to a newly incorporated entity, Minerales Vane 2 S.A. de C.V.  (“Minerales Vane 2”).  Magellan purchased 100% of the issued and outstanding shares of Minerales Vane 2.  Effective November 30, 2017, the Company’s newly incorporated wholly-owned subsidiary, Magellan Acquisition Corporation (“MAC”), acquired Minerales Vane 2.

On November 30, 2017, as disclosed above, the transaction closed for the agreed upon price of approximately US$1.5 million, consisting of $1,000,000 in cash, $50,000 non-refundable option payment, including the $100,000 option extenstion payment, and $500,000 in restricted common stock of Magellan. Based upon the volume weighted average price per share of Magellan Gold stock for the 30 calendar days preceeding the closing date, 14,200,834 shares of stock were issued.in connection with the transaction.

The total purchase price for the SDA Mill was determined to be $1,476,025 which consisted of $850,000 cash, a $50,000 promissory note, the $50,000 non-refundable option payment, the $100,000 previously paid for the option-to-purchase extension, and 14,200,834 shares of common stock (the “Shares”) with a fair value of $426,025. The note is non-interest bearing and due on March 10, 2018.  The Shares will be held in escrow for a period of 12 months and the Company has the option to repurchase the Shares from Rose for the sum of $500,000 in the first six months and $550,000 in months 7 to 12.

The acquisition of Minerales Vane 2 has been accounted for as a business combination whereby the purchase price was allocated to assets acquired and liabilities assumed.  The Company performed a valuation analysis of the fair market value the SDA Mill’s assets and liabilities. The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date:

Purchase Price
Cash	$850,000
Note payable	50,000
Option payments	150,000
Common stock	426,025
Total Purchase Price	$1,476,025

Allocation of Purchase Price
Crushing equipment	$254,000
Grinding equipment	272,000
Flotation equipment	156,000
Tailings machinery	6,000
Concentrate machinery	17,000
Water machinery	12,000
Feed	14,000
Grinding machinery	218,000
Leaching machinery	54,000
Precipitation plant	130,000
Lab equipment	15,000
Tailings dam	50,000
Office and warehouse assets	35,000
Asset retirement obligation	(122,024)
Goodwill	365,049
Net assets acquired	$1,476,025

Unaudited pro forma results of operations for the years ended December 31, 2017 and 2016 as though the Company had acquired the SDA Mill on the first day of each fiscal year are set forth below:

	December 31, 2017	December 31, 2016
	Pro Forma	Pro Forma

Net Sales	$305,272	$840,961

Operating Expenses	2,995,145	2,208,286

Net Loss	$(2,689,873)	$(1,367,325)

Note 6 – Interim Toll Milling Agreement

On November 7, 2017 the Company and Rose executed an Interim Milling Agreement (the “Agreement”), with an effective date of November 1, 2017, whereby, pending closing of the SDA Mill acquisition, Rose shall cause its subsidiary, Minerales Vane S.A. de C.V., a Mexico corporation (“Vane”), to reopen the SDA Mill and recommence operations on a toll milling basis for a third-party. Under the Agreement, the Company is required to provide the working capital to fund the operations and is entitled to all the positive cash flow after covering the related expenses.

The Agreement was completed during November 2017. As of December 31, 2017 the Company has an outstanding receivable from Rose of $27,147.

Note 7 - Fair Value of Financial Instruments

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value at	Fair Value Measurement at December 31, 2017
	December 31, 2017	Level 1	Level 2	Level 3
Derivative conversion option liability	$-	$-	$-	$-
Investment in Rio Silver equities	109,532	109,532

	Fair Value at	Fair Value Measurement at December 31, 2016
	December 31, 2016	Level 1	Level 2	Level 3
Derivative conversion option liability	$119,500	$-	$-	$119,500
Investment in Rio Silver equities	59,753	59,753

A summary of the activity of the derivative liability is shown below:

Balance December 31, 2016	$ 119,500
Total losses (unrealized, realized) included in net loss	657,776
Reclassifications of derivative liability to APIC	(777,276)

Balance December 31, 2017	$ -

A summary of the activity of the Investment in Rio Silver equities is shown below:

Balance December 31, 2016	$59,753
Total unrealized losses included in Other comprehensive loss	(8,518)
Purchases of Rio Silver equities	58,297

Balance December 31, 2017	$109,532

The carrying values for cash and cash equivalents, prepaid assets, accounts payable and accrued liabilities, related party line of credit and notes payable approximate their fair value due to their short-term maturities.

Note 8 – Line of Credit – Related Party

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

On December 31, 2014, we again amended the credit agreement to increase the borrowing limit to $900,000 and extend the maturity date to December 31, 2015.  As part of the 2014 amendment and the subsequent appointment of Dr. Pierce Carson as the President, CEO and Director of G+W effective June 1, 2015, we had pledged all of our 85% equity interest in G+W, which owns the Silver District properties, as security for all amounts outstanding under the credit agreement.  In July 2016, we completed a share exchange with Dr. Carson to re-acquire the 15% interest in G+W, and therefore at December 31, 2017 our entire 100% interest in G+W remains pledged as security for outstanding amounts under this credit agreement.

On December 31, 2015 we again amended the credit agreement to increase the borrowing limit to $1,000,000 and extended the maturity date to December 31, 2016.

Finally, on March 31, 2017 with an effective date of December 31, 2016 we again amended the credit agreement to extend the maturity date to December 31, 2018.  All other terms of the agreement were unchanged. At December 31, 2017 the Company has an additional $67,500 available under the credit line.

No draws were made during the year ended December 31, 2017.  During the year ended December 31, 2016, draws totaling $45,000 were made and were primarily used to fund working capital and certain obligations due to maintain our mining rights and properties.  At both December 31, 2017 and December 31, 2016, a total of $932,500 was outstanding under this line of credit.  In addition, a total of $213,657 and $157,707 of interest has been accrued on this obligation and is included in Accrued interest - related parties on the accompanying consolidated balance sheets at December 31, 2017 and December 31, 2016, respectively.

Note 9 – Notes Payable – Related Parties

In August 2011, we entered into an unsecured loan from John Power, the Company’s Chief Financial Officer, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and is payable on demand with thirty days’ notice from the lender. During 2014, the Company made payments totaling $5,000 to pay down the principal balance of the note.  At both December 31, 2017 and December 31, 2016, the note balance was $15,000. At December 31, 2017 and December 31, 2016, interest totaling $1,576 and $676, respectively, was accrued on this note payable and is included in Accrued interest – related parties on the accompanying consolidated balance sheets.

In January 2014, we entered into an additional unsecured loan from Mr. Power, evidenced by a $50,000 promissory note. The promissory note bears interest at 6.75% per annum and is payable on demand with thirty days’ notice from the lender. At December 31, 2017 and December 31, 2016, interest totaling $6,249 and $2,874, respectively, was accrued on this note payable and is included in Accrued interest – related parties on the accompanying consolidated balance sheets.  At both December 31, 2017 and December 31, 2016, the note balance was $50,000.

During the third quarter of 2016, we entered into an additional unsecured loan from Mr. Power, evidenced by a $35,000 promissory note that was subsequently paid in full during the fourth quarter of 2016. At December 31, 2016, unpaid accrued interest of $382 remained on this note and was included in Accrued interest – related parties on the accompanying consolidated balance sheet at December 31, 2016. The remaining accrued interest of $382 was paid to Mr. Power during 2017.

On May 31, 2017 we entered into three short-term notes with Mr. Gibbs, Dr. Carson and Mr. Power in the principal amounts of $100,000, $25,000 and $25,000, respectively. The notes bear interest at 6% and matured on November 15, 2017. The notes were subsequently rolled into the Series 2017 Notes described below. As of December 31, 2017 a total of $3,008 of interest is accrued on these notes.

On June 30, 2017 we entered into an additional secured loan for advances from Mr. Power and evidenced by a $125,000 promissory note. The promissory note bears interest at 6% per annum and matured on December 31, 2017.  The maturity date of the promissory note was not extended and therefore the promissory note is currently in default.  The outstanding balance on the note at December 31, 2017 is $125,000. As of December

31, 2017, accrued interest on the note is $3,781. The note is secured by a pledge of the Company's portfolio of Rio Silver Common Stock and Warrants.

On November 30, 2017 we entered into a series of secured promissory notes (“Series 2017 Notes”) with related parties in the aggregate amount of $1,155,000, including financing fees of $105,000 recorded as a discount to the notes. Mr. Gibbs, Dr. Carson, and Mr. Power transferred $100,000, $25,000, and $25,000, respectively, from the May 31, 2017 short term related party notes into the Series 2017 Notes. Additionally, Mr. Power transferred $53,000 from related party advances. Net proceeds on the issuance after reducing for the transfers listed total $847,000. The notes are secured by a stock pledge agreement covering 100% of the outstaning common stock of Magellan Acquisition Corporation, bear interest at 10% and mature on December 31, 2018. As of December 31, 2017 the balance on the notes and accrued interest is $1,058,220 and $9,810, respectively.

Note 10 – Convertible Note Payable and Derivative Liability

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

On April 14, 2017 the Company and the note holder agreed to modify the terms of the note to reduce the conversion rate from $0.039 to $0.01, and the maturity terms from five days written demand to 180 days. Immediately subsequent to the modifications, the note holder converted $20,000 of the principal into 2,000,000 shares of common stock. This transaction resulted in a total of $173,146 of the derivative liability reclassified to additional paid-in capital. Immediately following the conversion, the note principal balance was $13,020 together with accrued interest of $1,830. The Company agreed to pay the note holder $8,850 in cash consisting of a partial principal payment of $7,020 and the $1,830 accrued interest. This resulted in a $76,621 reduction of the derivative liability, which was recorded as a gain on change of the derivative liability. Following these transactions the note had a remaining principal balance of $6,000 and no accrued interest.

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

On August 3, 2017, Brightstar converted the remaining $3,000 of the note into an additional 3,000,000 shares of the Company’s stock. Accrued interest on the note of $55 was also converted. This transaction resulted in a total of $335,200 of the derivative liability and $55 of accrued interest transferred to Additional paid-in-capital. As of December 31, 2017, there are no additional principal or accrued interest amounts owed on the note.

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

The note was evaluated quarterly or upon a triggering event, and upon any valuations in which the value of the discount changes we recognized a gain or loss due to a decrease or increase, respectively, in the fair value of the derivative liability.  We estimated the fair value of the derivative using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the note.

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

The quarterly and special evaluations combined with the gain resulting from the agreement to pay a portion of the principal and interest to the original note holder have resulted in a total loss on changes of the derivative liability of $1,900 and $657,776 for the three and nine-months ended December 31, 2017, respectively. For the three and year ended December 31, 2016, we recorded a gain on the change in the derivative liability of $70,680 and a loss of $75,854, respectively.

The following table summarizes the assumptions used to value the derivative liability at December 31, 2016:

Fair value assumptions – derivative:	December 31, 2016
Risk free interest rate	0.85%
Expected term (years)	1.0
Expected volatility	158%
Expected dividends	0%

A total of $-0- and $1,316 of interest is accrued on the note at December 31, 2017 and December 31, 2016, respectively, and is included in Accrued interest on the accompanying consolidated balance sheets.

On November 1, 2017, the Company sold a 10% Convertible Promissory Note (“Note”) in a principal amount of $170,000 for a purchase price equal to the principal amount of the Note pursuant to the terms a of Securities Purchase Agreement dated November 1, 2017. After deducting the investor’s discount and legal fees, net proceeds to the Company were $153,650. The Note matures on November 1, 2018 and can be converted into the Company’s common stock after 180 days from the date the Note is issued.

On November 2, 2017, the Company sold a 10% Convertible Promissory Note (“Note”) in principal amount of $125,000 for a purchase price equal to the principal amount of the Note pursuant to the terms of a of Securities Purchase Agreement dated November 2, 2017. After deducting the investor’s discount and legal fees, net proceeds to the Company were $113,500. The Note matures on November 2, 2018 and can be converted into the Company’s common stock after 180 days from the date the Note is issued.

Note 11 – Stockholders’ Deficit

Sales of common stock and warrants:

During the year ended December 31, 2017 we completed private placements of equity securities in which we sold a total of 1,250,000 units priced at $0.10 per unit, resulting in total proceeds of $125,000. Each unit consisted of one share of common stock, and one warrant entitling the holder to purchase one share of common stock at a price of $0.10 per share in cash. The expiration date of the warrants was initially December 30, 2017 but was subsequently extended to December 30, 2018 and include anti-dilution rights for stock splits, stock dividends and the sale of substantially all the Company’s assets.

During the year ended December 31, 2017, the Company issued 500,000 shares from the exercise of 500,000 warrants resulting in net proceeds of $50,000.

In June 2016, we completed a private placement of equity securities in which we sold 4,875,000 units priced at $0.04 per unit. Each unit consisted of one share of common stock, one Class A warrant and one Class B warrant, each with original expiration dates of December 30, 2016. The sale resulted in net proceeds of $194,325, which were net of $675 of direct offering costs. Each Class A warrant entitled the holder to purchase one share of common stock at a price of $0.07 per share in cash. Each Class B warrant entitled the holder to purchase one share of common stock at a price of $0.10 per share, exercisable in either cash or pursuant to a cashless exercise. All warrants included anti-dilution rights for stock splits, stock dividends and the sale of substantially all the Company’s assets. Both the Class A and Class B warrants were to expire December 30, 2016, but were extended by the Company to February 28, 2017.  The Company further extended the expiration date of the Class B warrants to June 30, 2017 for any warrant holders who exercised their Class A warrants in entirety prior to the February 28, 2017 expiration date. None of the Class A warrants were exercised prior to expiration, and subsequently all the Class A and Class B warrants expired unexercised on February 28, 2017, in accordance with the original warrant agreements.

In November 2016, in a private placement of equity securities with two investors we sold 1,100,000 units priced at $0.10 per unit, resulting in net proceeds of $110,000. Each unit consisted of one share of common stock, and one warrant entitling the holder to purchase one share of common stock at a price of $0.10 per share in cash, and expire December 30, 2017.  The warrants include anti-dilution rights for stock splits, stock dividends and the sale of substantially all the Company’s assets.

Issuance of share-based awards for services:

On November 1, 2017, the Company entered into a Consulting Agreement with Life Sciences Journeys, Inc. (“Life Sciences”). Pursuant to the terms of the Agreement, the Company agreed to issue to Life Sciences, as its sole compensation, an aggregate of 3,000,000 shares of the Company’s restricted common stock. The stock was valued at $120,000 at the date of grant and recorded as prepaid expense. During 2017, $20,384 was recognized as consulting expense.

On October 26, 2017, the Company issued 4,000,000 shares of restricted common stock to its CEO and President. The stock was valued at $160,000 at the date of grant. Stock based compensation of $160,000 was recognized during the year ended December 31, 2017.

On October 26, 2017, the Company granted stock options to four persons pursuant to the Company’s 2017 Equity Incentive Plan.  The Company granted options to purchase an aggregate of 3,600,000 shares having an exercise price of $0.04 per share, the closing price on the date of grant.  The options have a term of ten years from the date of grant and are immediately exercisable on the date of grant. Using the Black-Scholes option pricing model, the options were valued at $143,642 with the following significant assumptions: risk-free interest rate 2.07% , expected life of 5 years, stock price volatility of 269.11%, and expected dividend yield of zero. Stock based compensation of $143,642 was recognized during the year ended December 31, 2017.

On September 25, 2017, the Company entered into an advertising agreement (“Agreement”) with Bright Star International, Inc. (“Bright Star”). Pursuant to the terms of the Agreement, the Company issued Bright Star, as its sole compensation, an aggregate of 1,500,000 shares of the Company’s restricted common stock. The Agreement was subsequently cancelled and the shares were returned to the Company.

On October 15, 2016 the Company executed a letter agreement with Mining Clips LLC, to provide marketing, public relations and outreach management services. The initial term of the agreement was three months and would rollover for additional three month periods until such time a mutually agreed upon change is made, or it is terminated by the Company with thirty days’ notice prior to the end of the three month period in which the agreement is active. The initial compensation for the services included cash payments totaling $11,250, payable in equal monthly installments during the term of the agreement. As of December 31, 2017 all the monthly installments due have been paid. In addition to the cash payments, a total of 62,500 shares of the Company’s common stock were issued as compensation for the initial three-month service period. The shares issued were valued at $8,125, which was amortized over the three-month service period. The agreement was not renewed after the initial three-month period. No additional shares of the Company’s common stock have been issued under this agreement and the original agreement has been terminated. However, Mining Clips has continued to perform services on an at-will basis for a fee $1,750 per month.

Issuance of stock for convertible debt:

See Note 10 - Convertible Note Payable and Derivative Liability for details regarding issuance of 8,000,000 shares of the Company’s common stock for the conversion of debt.

Issuance of stock for the purchase of SDA Mill:

On November 30, 2017, the purchase of the SDA Mill closed for the agreed upon price of US$1.5 million, consisting of $1,000,000 in cash and restricted common stock of the Company with a fair value of $426,025 on the date of issuance. Based upon the volume weighted average price per share of Magellan Gold stock for the 30 calendar days preceding the closing date, 14,200,834 shares of stock were issued in connection with the transaction.

Stock Options and the 2017 Equity Incentive Plan:

Under the 2017 Equity Incentive Plan, the Company is authorized to grant rights to acquire up to a maximum of 10,000,000 shares of common stock. The 2017 Plan provides for the grant of (1) both incentive and nonstatutory stock options, (2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights.

During the year ended December 31, 2017, the Company granted ten-year options to purchase 3,600,000 shares of common stock at an option exercise price of $0.04 per share, the closing price on the date of grant. The options are fully vested and have a fair value of $143,642 using the Black-Scholes option pricing model.

The options were valued using the following significant assumptions:

Year ended
December 31,
2017
Expected Term	10.0 Years
Expected Volatility	269%
Expected Dividends	0.00
Risk-free rates	2.07%

The Company recognized stock-based compensation expense from stock options of $143,642 for the year ended December 31, 2017. As of December 31, 2017 the Company had 6,400,000 shares available for future grant.

Stock option activity within the 2017 Equity Incentive Plan and warrant activity outside the plan, for the year ended December 31, 2017 is as follows:

	Stock Options		Stock Warrants
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2016	---	---	10,850,000	$0.10
Granted	3,600,000	$0.04	1,250,000	$0.10
Cancelled	---	---	---	---
Expired	---	---	(9,750,000)	$0.10
Exercised	---	---	(500,000)	$0.10
Outstanding at December 31, 2017	3,600,000	$0.04	1,850,000	$0.10
Exercisable at December 31, 2017	3,600,000	$0.04	1,850,000	$0.10

As of December 31, 2017 the outstanding stock options have a weighted average remaining term of 9.82 years and no intrinsic value, and the outstanding stock warrants have a weighted average remaining term of 0.99 years and no intrinsic value.

Note 12 - Commitments and Contingencies

Leases

As part of our acquisition of the Silver District properties from Columbus Exploration, we assumed the Red Cloud lease whose initial term expires in August 2026.  The lease requires annual advance minimum royalty payments of $10,000 through the term of the lease due on the annual anniversary of the agreement.  The lease is also subject to a 2% net production royalty to be paid to the lessor from the sale of precious metals extracted from the leased property. In order to maintain the BLM lode and mill site claims, annual payments are required before the end of August of each year. Payments are also due annually on two patented claims we leased in July 2015 and on our Arizona State Minerals Exploration Permit.  As of December 31, 2017, all of these claims and leases are in good standing except for the two patented claims leased  in 2015.

As part of our acquisition of MV2 in Mexico, we assumed the following leases payable in local currency as follows:

a)Ejido S.D.A, 10 year lease, 6 hectares, executed January 2016, expires December 2025. Annual payments 25,000 MX pesos. Renewable for 10 years.

b)Silverio Medina Ozuna, 3 year lease, 1 hectare, executed May 2017, expires April 2020. Annual payments 15,000 MX pesos. Renewable for 3 year periods.

c)Silverio Medina Ozuna, 10 year lease, 2 hectares, executed May 2010, expires April 2020. Payment $100,000 MX pesos paid in advance at lease execution. Renewable for 10 years.

The minimum future payments due on these leases are as follows for the next five years and thereafter and have been translated to US dollars using an exchange rate at December 31, 2017 of 19.67 MX pesos to US dollars:

Payment Due Date	Minimum Due ($)

2018	2,033
2019	2,033
2020	1,271
2021	1,271
2022 and thereafter	5,084

Other contractual arrangements

On November 1, 2016 the Company executed a Finder’s Agreement (“Agreement”), with a third party consultant to introduce the Company to potential investors beginning with its November 2016 private placement offering. The term of the Agreement is six months, or until the Company informs the consultant it has located investors to purchase the securities. The consultant is to be compensated for the services by cash payments totaling $30,000, payable at or before the termination of the Agreement. As of December 31, 2017 the Company paid approximately $23,500 in total to the consultant pursuant to the Agreement, including $12,500 paid during year ended December 31, 2017 and $11,000 during the year ended December 31, 2016.

On October 24, 2016, the Company entered into an agreement with Rio Silver, discussed in Note 3 – Mining Option Agreement, requiring the Company to spend $2,000,000 in exploration costs over the three-year period commencing with the execution of the Agreement. Effective December 31, 2017, the Company agreed with Rio Silver to terminate the option agreement, thereby terminating the requirement for exploration cost expenditures and the Company’s option to earn an interest in the Niñobamba Silver/Gold Project.

Note 13 – Executive Employment Agreement:

On June 1, 2016 we executed an employment agreement with Dr. Carson in which he assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The agreement also provided that Dr. Carson be appointed a Director of Magellan Gold Corporation, and effective June 30, 2016, Dr. Carson was appointed a Director of Magellan.

During the term of the agreement, Magellan agreed to pay Dr. Carson a base salary in equal semi-monthly installments less required withholding and other applicable taxes. Dr. Carson’s salary was set at $6,667 per month during the three-month period from June 1, 2016 through August 31, 2016, and thereafter at $10,000 per month. Until such time as Magellan is properly funded, Magellan may defer and accrue salary owed.  If not properly funded before the end of the term, Magellan may at its option issue shares of Magellan common stock as settlement of the accrued salary liability. The initial term of the agreement covered the period from June 1, 2016 to May 31, 2017. On June 1, 2017, Dr. Carson and the Company agreed to extend the term of the agreement to May 31, 2018, with all terms of the original agreement remaining unchanged.

Dr. Carson shall have the right to voluntarily terminate his employment with Magellan during the term. To effect such voluntary termination, Dr. Carson shall provide Magellan at least 60 days advanced written notice of such termination. Upon termination, Dr. Carson shall be paid his base salary through the date of termination, including any amount that may have been deferred and accrued.

On October 26, 2017, Dr. Carson agreed to waive payment of accrued but unpaid salary obligations from June 1, 2016 through December 31, 2017 in the aggregate amount of $150,000. Dr. Carson was subsequently issued 4,000,000 shares of the Company’s restricted common stock.

At December 31, 2017 a total of $30,000 and $2,796 of salary and associated payroll tax obligations, respectively, is accrued in connection with the agreement and included in accrued liabilities on the accompanying consolidated balance sheets.

At December 31, 2016 a total of $60,001 and $5,951 of salary and associated payroll tax obligations, respectively, is accrued in connection with the agreement and included in accrued liabilities on the accompanying consolidated balance sheets.

Note 14 – Related Party Transactions

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

Management Fees

The Company maintained a month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for his services as CFO to Magellan. Effective August 31, 2017, Mr. Power resigned as CFO and Secretary of the Company and was replaced by Michael P. Martinez on September 18, 2017 to serve as CFO, Secretary and Treasurer. Mr. Power continues to serve as a member of the Board of Directors.

Management fees to Mr Power for year ended December 31, 2017, are $20,000. For the year ended December 31, 2016, management fees to Mr. Power were $30,000. These fees are included in general and administrative expenses in our statement of operations.  At December 31, 2017 and December 31, 2016, $27,500 and $10,000, respectively, of the fees had not been paid and are included in accrued liabilities on the accompanying consolidated balance sheets.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	December 31, 2017	December 31, 2016
Accrued interest payable - Mr. Gibbs	$ 221,103	$ 157,707
Accrued interest payable - Mr. Power	16,562	3,932
Accrued interest payable - Dr. Carson	986	-
Accrued interest payable – Mr. Neuman	934	-

	$ 239,585	$ 161,639

During the year ended December 31, 2017, we paid a total of $382 to Mr. Power representing unpaid accrued interest on a note payable. During the year ended December 31, 2016, we paid a total of $2,500 to Mr. Power representing unpaid accrued interest on notes payable.

Advances Payable – Related Party

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

	Year Ended December 31, 2017
	Advances	Repayments (including transfers)
Mr. Power	$26,050	$26,050
Mr. Carson	8,100	-
Totals	$34,150	$26,050

	Year Ended December 31, 2016
	Advances	Repayments
Mr. Power	$16,200	$16,200

At December 31, 2017 a total of $8,100 of short-term advances from related parties were outstanding and are included in advances payable, related party on the accompanying consolidated balance sheet. No related party advances were outstanding at December 31, 2016.

In addition to the above, during the year ended December 31, 2017, Mr. Power loaned the Company $25,000 in a short term note that was subsequently transferred into the Series 2017 Notes. Mr. Power also transferred an additional $53,000 of short-term advances made to the Company in 2017 into the Series 2017 Notes. See additional details in Note 8 – Notes Payable – Related Parties.

The Company also utilizes a credit card owned by Mr. Power to pay travel and other obligations when the availability of cash is limited or the timing of the payments is considered critical. No amounts were outstanding on this credit card at either December 31, 2017 or December 31, 2016.

Note 15 – Income Taxes

Our net operating loss carry forward as of December 31, 2017 was $5,162,768, which may be used to offset future income taxes through 2038.  Included in these numbers are loss carry-forwards of $2,320,171 that were obtained through the acquisition of Minerales Vane 2, S.A. de C.V. Our net operating loss carry forward as of December 31, 2016 was $1,938,987.  Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for 2017 and 2016 is as follows:

	Years Ended December 31,
	2017	2016
Expected federal income tax benefit at statutory rate	$458,525	$148,616
State taxes	31,627	15,299
Change in valuation allowance	(490,153)	(163,915)
Income tax benefit	$-	$-

Our deferred tax assets as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Deferred tax asset	$1,241,207	$681,376
Valuation allowance	(1,241,207)	(681,376)
Deferred tax assets, net of allowance	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have provided a valuation allowance of 100% of our net deferred tax asset due to the uncertainty of generating future profits that would allow us to realize our deferred tax assets.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the "Tax Reform Act") was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. Under ASC 740, the tax effects of changes in tax laws must be recognized in the period in which the law was enacted. ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. The Company re-measured its deferred tax assets and liabilities at the 21% federal corporate tax rate.

Note 16 – Subsequent Events

On January 5, 2018, Magellan entered into a Termination Agreement, effective December 31, 2017, with Rio Silver Inc. to mutually terminate the Company's option to earn an interest in Rio Silver's Niobamba exploration property in Peru. In connection with the termination of the agreement, Rio Silver agreed to apply to the TSX Venture Exchange for an 18-month extension of 2,750,000 warrants that Magellan holds in Rio Silver stock, which otherwise would expire in February and July 2018. The TSX Venture Exchange subsequently approved the extensions.

In February, March and April 2018, the Company raised $231,500 through the sale of common stock and warrants ("Units") at a price of $0.02 per Unit, each Unit consisting of one share of common stock and one warrant exercisable until June 30, 2018 to purchase one additional share of common stock at an exercise price of $0.02 per share.  A price protection feature of the offering provides that if at December 31, 2018, the Company has issued common stock at a price less than $0.02 per share, then the number of Units issuable to each investor shall be increased so as to reduce the Unit price to the lower price. The Company is obligated to issue 11,575,000 shares of common stock and 11,575,000 warrants pursuant to the offering, of which 5,000,000 share of common stock have already been issued as of the date of this Report.  In light of the conversion by EMA of $27,225 into five million shares of common stock on May 8, 2018, a conversion price of $0.005455 per share, pursuant to a full ratchet anti-dilution covenant given to investors in the offering, investors in the Units are entitled to a repricing of their Units to the lower price paid by EMA, or some even lower price if there are further sales of common stock below that price on or before December 31, 2018.

Subsequent to the purchase of the SDA Mill, the Company and Rose Petroleum executed an IVA Agreement which implemented the provisions of the Stock Purchase Agreement with respect to the payment of the IVA Tax assessed by the Mexican taxing authorities on the sale and purchase of the IVA Mill. Under the terms of the IVA Agreement, Rose Petroleum advanced the IVA tax, in Mexican Pesos, for the payment of the IVA tax, approximately $260,000. The Company has agreed that all future tax credits or refunds that it receives from the Mexican taxing authority will be paid over to Rose until such time as Rose has recouped the advance, in full. Mr. Carson executed a Guaranty of the Company's obligations under the IVA Agreement effective March 8, 2018.

In March 2018, the Company and Rose Petroleum, plc satisfied their respective obligations for payment of Mexican VAT on purchase of the SDA Mill, as required under terms of the Stock Purchase Agreement.

On April 12, 2018, the Company made a final payment to Rose Petroleum, plc in respective of the purchase of the SDA Mill, as required under terms of the Stock Purchase Agreement.

There exist technical Events of Default under the Auctus and EMA Notes.  Under the terms of those Notes, the holders have the rights to accelerate the due date of the Notes and impose penalties. On May 8, 2018,  EMA exercised its right to convert $27,225 of the EMA Note into 5.0 million shares of common stock, a conversion price of $0.005445 per share.  Further conversions under the Auctus and EMA Notes could be at conversion prices equal to or less than the $0.005445, which would have a material dilutive impact on our other shareholders. We have communicated with both Auctus and EMA concerning this situation, the outcome of which is uncertain.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN GOLD CORPORATION

Date: May 17, 2018	By: /s/ W. Pierce Carson W. Pierce Carson, President, Principal Executive Officer, & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael P. Martinez Michael P. Martinez	Principal Accounting Officer	May 17, 2018

/s/ W. Pierce Carson	Principal Executive Officer & Director	May 17, 2018
W. Pierce Carson

/s/ John C. Power	Director	May 17, 2018
John C. Power