Form 10-Q
period 2018-03-31
MAGELLAN GOLD Corp
filed 2018-06-28
CIK 1515317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is an emerging growth company as deﬁned in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).    Emerging growth company   [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      [   ]

On June 25, 2018, there were 117,081,382 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

MAGELLAN GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$98,654	$421
Due from Rose Petroleum	25,053	27,147
Investment in Rio Silver equities	106,697	109,532
Prepaid expenses & other current assets	150,860	121,283

Total current assets	381,264	258,383

Mineral rights, net of impairment	323,200	323,200

Property, plant & equipment net of accumulated depreciation of $42,857 and $11,822, respectively	1,216,168	1,155,811

Other Assets:
Prepaid expenses and other assets	235,138	216,151

Total other assets	235,138	216,151

Total assets	$2,155,770	$1,953,545

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$395,264	$270,424
Accrued liabilities	93,092	60,296
Line of credit - related party	932,500	932,500
Notes payable - related parties, net of unamortized discounts	1,219,028	1,197,437
Note payable, net of unamortized discounts	103,056	100,783
Accrued interest - related parties	268,762	238,651
Convertible note payable, net of unamortized discounts	278,565	271,697
Accrued interest	15,737	5,750
Advances payable, related party	8,100	8,100

Total current liabilities	3,314,104	3,085,638

Long term liabilities:
Asset Retirement Obligation	125,167	115,914

Total liabilities	3,439,271	3,201,552

Shareholders' deficit:
Preferred shares, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common shares - $0.001 par value; 1,000,000,000 shares authorized, 107,081,382 and 95,581,382 shares issued and outstanding, respectively	107,081	95,581
Additional paid-in capital	3,022,370	2,803,870
Accumulated other comprehensive loss	(10,056)	(87,570)
Accumulated deficit	(4,402,896)	(4,059,888)
Shareholders' deficit	(1,283,501)	(1,248,007)

Total liabilities and shareholders'deficit	$2,155,770	$1,953,545

See accompaning notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
	Three months ended March 31,
	2018	2017

Operating expenses:
Exploration costs	$6,780	$8,956
General and administrative expenses	221,444	155,116
Depreciation Expense	31,035	-

Total operating expenses	259,259	164,072

Operating loss	(259,259)	(164,072)

Other income (expense):
Interest expense	(83,749)	(15,193)
Gain on change in derivative liability	-	57,430

Net loss	(343,008)	(121,835)

Other comprehensive income (loss):
Foreign currency translation	80,349	(130)
Unrealized loss on available-for-sale securities	(2,835)	-

Net comprehensive loss	$(265,494)	$(121,965)

Basic and diluted net loss per common
share	$(0.00)	$(0.00)

Basic and diluted weighted-average
common shares outstanding	98,009,160	65,642,215

See accompaning notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2018	2017
Operating activities:
Net loss	$(343,008)	$(121,835)
Adjustments to reconcile net loss to net cash used in operating activites:
Accretion of discounts on notes payable	30,732
Amortization of service contracts	40,625	11,979
Depreciation Expense	31,035	-
Gain on change in derivative liability	-	(57,430)
Changes in operating assets and liabilities:
Due from Rose Petroleum	2,094	-
Prepaid expenses and other assets	(89,189)	(20,200)
Accounts payable and accrued liabilities	157,636	65,777
Accrued interest	40,098	14,812

Net cash used in operating activities	(129,977)	(106,897)

Investing activities:
Purchase of Rio Silver equity securities	-	(58,297)
Payment of option to acquire SDA mill	-	(50,000)

Net cash used in investing activities	-	(108,297)

Financing activities:
Proceeds from advances from related parties	-	120,000
Payments on advances from related parties	-	(15,000)
Proceeds from sale of common stock and warrants	230,000	120,000

Net cash provided by financing activities	230,000	225,000

Effect of foreign currency exchange	(1,790)	(130)

Net increase in cash	98,233	9,676
Cash at beginning of period	421	485

Cash at end of period	$98,654	$10,161

Supplemental disclosure of cash flow information
Cash paid for interest	$12,357	$382
Cash paid for income taxes	$-	$-

Non-cash financing and investing activities:
Subscription receivable for common stock and warrants	$-	$5,000
Unrealized loss on available-for-sale securities	$2,835	$-

See accompaning notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization, Basis of Presentation, and Nature of Operations

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

On October 17, 2017, the Company amended the agreement to include the acquisition of Minerales Vane Operaciones ("MVO") (the entity that provides labor to the Mill) for $2,500.  In January 2018 the Company paid the purchase price and obtained legal control of MVO.  MVO is the sister entity which was organized for the purpose of employing all personnel of the SDA mill. The acquisition of MVO did not result in the acquisition of any additional assets or liabilities.

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

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2017.

Our consolidated financial statements include our accounts and the accounts of our 100% owned subsidiaries, Gulf + Western Industries, Inc., Magellan Acquistion Corporation, Minerales Vane 2, S.A. de C.V., and Minerales Vane Operaciones, S.A de C.V. All intercompany transactions and balances have been eliminated. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

Certain reclassifications have been made to the prior periods to conform to the current period presentation.

Recent Accounting Pronoucments

Accounting Standards Update No. 2014-09—Revenue from Contracts with Customers (Topic 606). On May 28, 2014, the FASB issued guidance that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU was further amended by ASU No. 2015-14, No. 2016-08, No. 2016-10, No. 2016-12 and No. 2016-20.  The guidance provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The Company has performed an assessment of the revised guidance and the impacts on the Company’s Consolidated Financial Statements and disclosures and has determined that the adoption of this guidance did not have an impact.  The Company adopted the new guidance effective January 1, 2018 using the modified retrospective approach.

Liquidity and Going Concern

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At March 31, 2018, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $4,402,896.  We expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

During the three months ended March 31, 2018, we sold 11,500,000 units consisting of common stock and warrants and realized net proceeds of $230,000. The proceeds were generally used to fund working capital.

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

Note 2 – Mineral Rights and Properties

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

In August 2017, we renewed the BLM lode and mill site claims in La Paz County, Arizona with the Bureau of Land Management and these claims will remain in good standing through August 31, 2018.   Additionally, in both August 2017 and 2016, we made advance minimum royalty payments of $10,000 to a third party landowner on the Red Cloud lease, which includes the Red Cloud Patented claim and two BLM lode claims.  In 2017, we continued to make such payments. We also expanded the Arizona State Exploration Permit to approximately 334.85 acres on the Arizona State section that comprises part of our Silver District land package and are current on our obligations under this permit.

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

In addition to the deposit, the Company was obliged to subscribe to two private placement unit financings in Rio Silver, each for aggregate proceeds of Cdn$75,000. The Company completed the first unit private placement on August 23, 2016. The first placement included 1,500,000 units priced at Cdn$0.05, which included one share of Rio Silver common stock and one warrant to purchase one share of Rio Silver common stock for Cdn$0.05 which expire on February 23, 2018. The cost of the units in the first private placement totaled USD $59,753. The second placement included 1,250,000 units priced at Cdn$0.06, which was completed on January 19, 2017, and included one share of Rio Silver common stock and one warrant to purchase one share of Rio Silver common stock for Cdn$0.06 which expire on July 19, 2018. The cost of the units in the second private placement totaled USD $58,297. Each of these transactions were recorded as an investment in Rio Silver equity securities and included on the accompanying consolidated balance sheets at March 31, 2018 and December 31, 2017. As of March 31, 2018, we have recorded an unrealized loss of $2,835 to write-down the investment. The shares of common stock and warrants of Rio Silver have been pledged by the Company to John Power to secure repayment of a $125,000 loan.

Under the terms of the Agreement, the Company had the right to earn an undivided 50% interest in the Niñobamba Silver/Gold Project in central Peru. To earn its 50% interest, the Company was required to   spend $2.0 million in exploration over three years. The Niñobamba project is comprised of five concessions that total 36.5 square kilometers (9,026 acres). The concessions include the original Rio Silver concession, three concessions recently acquired from a Peruvian company owned jointly by Newmont Mining Corporation and Southern Peru Copper Corporation, and one concession for which application was made, and which was granted in 2017.

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

Additionally effective in 2018, the Company sold its interest in Magellan Gold Peru S.A.C. for consideration of $1.00. The Company realized a loss on disposition of $567.

Note 4 – Acquisition of SDA Mill

On March 3, 2017 the Company entered into a Memorandum of Understanding (“MOU”) with Rose Petroleum plc (“Rose”), a multi-asset natural resource business, to purchase an operating floatation plant that also includes a precious metals leach circuit and associated assets, licenses and agreements (together, the “SDA Mill”) located in the State of Nayarit, Mexico.

Prior to closing, all of the assets and operations related to the SDA Mill were transferred to a newly incorporated entity, Minerales Vane 2 S.A. de C.V.  (“Minerales Vane 2”).  Effective November 30, 2017, the Company’s newly incorporated wholly-owned subsidiary, Magellan Acquisition Corporation (“MAC”), acquired 100% of the issued and outstanding shares of Minerales Vane 2.

The total purchase price for the SDA Mill was determined to be $1,476,025 which consisted of $850,000 cash, a $50,000 promissory note, the $50,000 non-refundable option payment, the $100,000  paid for the option-to-purchase extension, and 14,200,834 shares of common stock (the “Shares”) with a fair value of $426,025. The note was non-interest bearing and was paid in full April 12, 2018.  This note was grouped with Notes Payable Related Party due to Rose’s share ownership in the Company.  The Shares will be held in escrow for a period of 12 months and the Company has the option to repurchase the Shares from Rose for the sum of $500,000 in the first six months and $550,000 in months 7 to 12.

On April 12, 2018, the Company satisfied its note payable in the amount of $50,000 in favor of Rose Petroleum, plc in respective of the purchase of the SDA Mill, as required under terms of the Stock Purchase Agreement.

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

Pro forma results of operations for the three months ended 2017 as though the Company had acquired the SDA Mill on the first day of the fiscal year of 2017 are set forth below:

March 31, 2017
Pro Forma

Net Sales	$129,008

Operating Expenses	456,557

Net Loss	$(327,549)

Note 5 – Interim Toll Milling Agreement

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

The Agreement was completed and terminated during November 2017. The Company has an outstanding receivable from Rose of $25,053 as of March 31, 2018 and $27,147 as of December 31, 2017, respectively.

Note 6 - Fair Value of Financial Instruments

Financial assets and liabilities recorded at fair value in our consolidated balance sheets are categorized based upon a fair value hierarchy established by GAAP, which prioritizes the inputs used to measure fair value into the following levels:

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value at	Fair Value Measurement at March 31, 2018
	March 31, 2018	Level 1	Level 2	Level 3

Investment in Rio Silver equities	$106,697	$106,697	$-	$-

	Fair Value at	Fair Value Measurement at December 31, 2017
	December 31, 2017	Level 1	Level 2	Level 3

Investment in Rio Silver equities	$109,532	$109,532	$-	$-

The carrying values for cash and cash equivalents, prepaid assets, accounts payable and accrued liabilities, related party line of credit and notes payable approximate their fair value due to their short-term maturities.

Note 7 – Line of Credit – Related Party

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

On December 31, 2015 we again amended the credit agreement to increase the borrowing limit to $1,000,000 and extended the maturity date to December 31, 2016. Finally, on March 31, 2017 with an effective date of December 31, 2016 we again amended the credit agreement to extend the maturity date to December 31, 2018.  All other terms of the agreement were unchanged. At March 31, 2018 the Company has $67,500 available under the credit line.

No draws were made during the three months ended March 31, 2018.  At both March 31, 2018 and December 31, 2017, a total of $932,500 was outstanding under this line of credit.  In addition, a total of $227,453 and $213,657 of interest has been accrued on this obligation and is included in Accrued interest - related parties on the accompanying consolidated balance sheets at March 31, 2018 and December 31, 2017, respectively.

Note 8 – Notes Payable – Related Parties

In August 2011, we entered into an unsecured loan from John Power, the Company’s Director, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and is payable on demand with thirty days’ notice from the lender. During 2014, the Company made payments totaling $5,000 to pay down the principal balance of the note.  At both March 31, 2018 and December 31, 2017, the note balance was $15,000. At March 31, 2018 and December 31, 2017, interest totaling $222 and $1,576, respectively, was accrued on this note payable and is included in Accrued interest – related parties on the accompanying consolidated balance sheets.

In January 2014, we entered into an additional unsecured loan from Mr. Power, evidenced by a $50,000 promissory note. The promissory note bears interest at 6.75% per annum and is payable on demand with thirty days’ notice from the lender. At March 31, 2018 and December 31, 2017, interest totaling $832 and $6,249, respectively, was accrued on this note payable and is included in Accrued interest – related parties on the accompanying consolidated balance sheets.  At both March 31, 2018 and December 31, 2017, the note balance was $50,000.

On May 31, 2017 we entered into three short-term notes with Mr. Gibbs, Dr. Carson and Mr. Power in the principal amounts of $100,000, $25,000 and $25,000, respectively. The notes bear interest at 6% and matured on November 15, 2017. A total of $3,760 and $4,512 of interest is accrued on these notes as of March 31, 2018 and December 31, 2017, respectively.  The note balances were subsequently rolled into the Series 2017 Notes.

On June 30, 2017 we entered into an additional secured loan for advances from Mr. Power and evidenced by a $125,000 promissory note. The promissory note bears interest at 6% per annum and matured on December 31, 2017 and is currently past due. The note is collateralized by our investment in Rio Silver shares and warrants. At both March 31, 2018 and December 31, 2017, the note balance was $125,000. A total of $1,849 and $3,781 of interest is accrued on these notes as of March 31, 2018 and December 31, 2017, respectively and is included in Accrued interest – related parties on the accompanying consolidated balance sheets.

On November 30, 2017 we entered into a series of secured promissory notes (“Series 2017 Notes”) with both related and unrelated parties in the aggregate amount of $1,155,000, including financing fees of $105,000 recorded as a discount to the notes.

Net proceeds on the issuance after reducing for the transfers previously listed total $900,000. The notes are secured by a stock pledge agreement covering 100% of the outstaning common stock of Magellan Acquisition Corporation, bear interest at 10% and mature on December 31, 2018.

The total of portion of the Series 2017 Notes from related parties totaled $1,045,000, including financing fees of $95,000 recorded as discount to the notes. Mr. Gibbs, Dr. Carson, and Mr. Power transferred $100,000, $25,000, and $25,000, respectively, from the May 31, 2017 short term related party notes into the Series 2017 Notes. As of March 31, 2018 the balance on the Series 2017 Notes from related parties, net of unamortized discount of $65,972, is $979,028 with accrued interest of $34,642. As of December 31, 2017, the balance on the Series 2017 Notes from related parties, net of unamortized discount of $87,563, is $957,437 with accrued interest of $8,875.

During the three months ended March 31, 2018 $21,591 of debt discount related to the above notes was amortized to interest expense.

Note 9 – Notes payable

As discussed in Note 8 – Notes Payable – Related Parties, on November 30, 2017 we entered into a series of secured promissory notes (“Series 2017 Notes”) with both related and unrelated parties in the aggregate amount of $1,155,000, including financing fees of $105,000 recorded as a discount to the notes.

The total of portion of the Series 2017 Notes from non-related parties totaled $110,000, including financing fees of $10,000 recorded as discount to the notes. As of March 31, 2018 the balance on the notes from non-related parties, net of unamortized discount of $6,944, is $103,056 with accrued interest of $3,647. As of December 31, 2017, the balance on the notes from non-related parties, net of unamortized discount of $9,217 is $100,783 with accrued interest of $934.

During the three months ended March 31, 2018 $2,273 of debt discount related to the above notes was amortized to interest expense.

Note 10 – Convertible Note Payable

On November 1, 2017, the Company sold a 10% Convertible Promissory Note (“Auctus Note”) in a principal amount of $170,000. After deducting the investor’s discount and legal fees, net proceeds to the Company were $153,650. The Note matures on November 1, 2018 and can be converted into the Company’s common stock after 180 days from the date the Note is issued.

On November 2, 2017, the Company sold a 10% Convertible Promissory Note (“EMA Note”) in principal amount of $125,000. After deducting the investor’s discount and legal fees, net proceeds to the Company were $113,500. The Note matures on November 2, 2018 and can be converted into the Company’s common stock after 180 days from the date the Note is issued.

Both the Auctus Note and EMA Note contain certain conversion features to equity which necessitate classification as derivative liabilities once they are eligible for conversion. Each of the notes is convertible 180 days after the note issue date. Accordingly, no derivative liability is recorded on the notes at March 31, 2018 since neither was yet eligible for conversion.

As of March 31, 2018 the balance on the notes, net of unamortized discount of $16,436, is $278,565 with accrued interest of $12,089.  As of December 31, 2017, the balance on the notes, net of unamortized discount of $23,303 is $271,697 with accrued interest of $4,815.  During the three months ended March 31, 2018 $6,867 of debt discount related to the above notes was amortized to interest expense.

Effective June 8, 2018 the Company and EMA Financial, LLC (“EMA”) signed an Amendment No. 1 to the Convertible Promissory Noted (the “EMA Note”) dated November 2, 2017 (the “EMA Amendment”). Under the terms of the EMA Amendment, the principal outstanding balance of the EMA Note has been increased from $125,000, to $156,250.  Also, EMA agreed to forbear from exercising rights arising from certain Events of Default (as defined in the Note)  unless a new Event of Default occurs or the Company fails to become current in its required SEC filings by June 30, 2018. EMA also agreed not to exercise its conversion privileges under the EMA Note at prices below $.02 per share until September 30, 2018.

Effective June 8, 2018 the Company and Auctus Fund, LLC (“Auctus”) signed an Amendment No. 1 to the Convertible Promissory Noted (the “Auctus Note”) dated November 1, 2017 (the “Auctus Amendment”). Under the terms of the Auctus Amendment, the principal outstanding balance of the Auctus Note has been increased from $170,000, to $212,500.  Also, Auctus agreed to forbear from exercising rights arising from certain Events of Default (as defined in the Note)  unless a new Event of Default occurs or the Company fails to become current in its required SEC filings by June 30, 2018. Auctus also agreed not to exercise its conversion privileges under the Auctus Note at prices below $.02 per share until September 30, 2018.

Note 11 – Stockholders’ Deficit

Sales of common stock and warrants:

During the quarter ended March 31, 2018, the Company raised $230,000 through the sale of 11,500,000 common stock and warrants ("Units") at a price of $0.02 per Unit, each Unit consisting of one share of common stock and one warrant exercisable until June 30, 2018 to purchase one additional share of common stock at an exercise price of $0.02 per share. The releative fair value of the shares and the warrants was $155,292 and $74,708 respectively.  Of this raise $220,000 was purchased by directors or significant shareholders. A price protection feature of the offering provides that if at December 31, 2018, the Company has issued common stock at a price less than $0.02 per share, then the number of Units issuable to each investor shall be increased so as to reduce the Unit price to the lower price.

Stock Options and the 2017 Equity Incentive Plan:

Under the 2017 Equity Incentive Plan, the Company is authorized to grant rights to acquire up to a maximum of 10,000,000 shares of common stock. The 2017 Plan provides for the grant of (1) both incentive and nonstatutory stock options, (2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights.

During the year ended December 31, 2017, the Company granted ten-year options to purchase 3,600,000 shares of common stock at an option exercise price of $0.04 per share, the closing price on the date of grant. As of March 31, 2018 the Company had 6,400,000 shares available for future grant.

Stock option activity within the 2017 Equity Incentive Plan and warrant activity outside the plan, for the three months ended March 31, 2018 is as follows:

	Stock Options		Stock Warrants
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2017	3,600,000	$ 0.04	1,850,000	$ 0.10
Granted	---	---	11,500,000	$ 0.02
Cancelled	---	---	---	---
Expired	---	---	---	---
Exercised	---	---	---	---
Outstanding at March 31, 2018	3,600,000	$ 0.04	13,350,000	$ 0.03
Exercisable at March 31, 2018	3,600,000	$ 0.04	13,350,000	$ 0.03

As of March 31, 2018 the outstanding stock options have a weighted average remaining term of 9.58 years and no intrinsic value, and the outstanding stock warrants have a weighted average remaining term of 0.27 years and no intrinsic value.

Note 12 - Commitments and Contingencies

Mining Claims

As part of our acquisition of the Silver District properties from Columbus Exploration, we assumed the Red Cloud lease whose initial term expires in August 2026. The lease requires annual advance minimum royalty payments of $10,000 through the term of the lease due on the annual anniversary of the agreement.  The lease is also subject to a 2% net production royalty to be paid to the lessor from the sale of precious metals extracted from the leased property. In order to maintain the BLM lode and mill site claims, annual payments are required before the end of August of each year. Payments are also due annually on two patented claims we leased in July 2015 and on our Arizona State Minerals Exploration Permit.  As of March 31, 2018, all of these claims and leases are in good standing except for the two patented claims leased in 2015.

Leases

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

The minimum future payments due on these leases are as follows for the next five years and thereafter and have been translated to US dollars using an exchange rate at March 31, 2018 of 18.22 MX pesos to US dollars:

Payment Due Date	Minimum Due ($)

2018	2,196
2019	2,196
2020	1,372
2021	1,372
2022 and thereafter	5,490

Other contractual arrangements

On November 1, 2016 the Company executed a Finder’s Agreement (“Agreement”), with a third party consultant to introduce the Company to potential investors beginning with its November 2016 private placement offering. The term of the Agreement is six months, or until the Company informs the consultant it has located investors to purchase the securities. The consultant is to be compensated for the services by cash payments totaling $30,000, payable at or before the termination of the Agreement. As of March 31, 2018, the Company paid approximately $23,500 in total to the consultant pursuant to the Agreement, including $12,500 paid during year ended December 31, 2017 and $11,000 during the year ended December 31, 2016.

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

Note 13 – Executive Employment Agreement

On June 1, 2016 we executed an employment agreement with Dr. Carson in which he assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The agreement also provided that Dr. Carson be appointed a Director of Magellan Gold Corporation, and effective June 30, 2016, Dr. Carson was appointed a Director of Magellan. The term of the agreement covered the period from June 1, 2016 to May 31, 2017 and is subject to annual renewal. The agreement has subsequently been renewed each year and is currently effective from June 1, 2018 to May 31, 2019, with all terms of the original agreement remaining unchanged.

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

At March 31, 2018 a total of $60,000 and $5,592 of salary and associated payroll tax obligations, respectively, is accrued in connection with the agreement and included in accrued liabilities on the accompanying consolidated balance sheets.

At December 31, 2017 a total of $30,000 and $2,796 of salary and associated payroll tax obligations, respectively, is accrued in connection with the agreement and included in accrued liabilities on the accompanying consolidated balance sheets.

Note 14- Related Party Transactions

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

Management Fees

The Company previously maintained a month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for his services as CFO to Magellan. Effective August 31, 2017, Mr. Power resigned as CFO and Secretary of the Company and was replaced by Michael P. Martinez on September 18, 2017 to serve as CFO, Secretary and Treasurer. Mr. Power continues to serve as a member of the Board of Directors.

Management fees to Mr. Power for the three months ended March 31, 2018 and 2017, are $-0- and $7,500, respectively. These fees are included in general and administrative expenses in our statement of operations.  At March 31, 2018 and December 31, 2017, $27,500 of the fees had not been paid and are included in accrued liabilities on the accompanying consolidated balance sheets.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	March 31, 2018	December 31, 2017
Accrued interest payable - Mr. Gibbs	$ 247,782	$ 221,103
Accrued interest payable - Mr. Power	19,316	16,562
Accrued interest payable - Dr. Carson	1,664	986

	$ 268,762	$ 238,651

During the three months ended March 31, 2018, we paid a total of $12,357 to Mr. Power representing unpaid accrued interest on notes payable. During the year ended December 31, 2017, we paid a total of $382 to Mr. Power representing unpaid accrued interest on notes payable.

Advances Payable – Related Party

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

Three Months Ended March 31, 2018
	Advances	Repayments
	$ -	$ -

Year Ended December 31, 2017
	Advances	Repayments
Mr. Power	$ 26,050	$ 26,050
Mr. Carson	8,100	-
Totals	$ 34,150	$ 26,050

At March 31, 2018 and December 31, 2017 a total of $8,100 of short-term advances from related parties were outstanding and are included in advances payable, related party on the accompanying consolidated balance sheets.

In addition to the above, during the year ended December 31, 2017, Mr. Power loaned the Company $25,000 in a short term note that was subsequently transferred into the Series 2017 Notes.

The Company also utilizes a credit card owned by Mr. Power to pay travel and other obligations when the availability of cash is limited or the timing of the payments is considered critical. No amounts were outstanding on this credit card at either March 31, 2018 or December 31, 2017.

Note 15 – Subsequent Events

On May 8, 2018, EMA Financial, LLC submitted a notice to convert an aggregate of $27,225 in accrued and unpaid interest under their Convertible Note dated November 2, 2017 into five million shares of common stock. EMA subsequently agreed to cancel this Notice of Conversion.

Effective May 18, 2018,  John Gibbs and the Company entered into an Agreement to Convert Debt pursuant to which Mr. Gibbs agreed to convert an aggregate of $100,000 in due under his line of credit into five million shares of common stock.

Effective June 8, 2018 the Company and EMA Financial, LLC (“EMA”) signed an Amendment No. 1 to the Convertible Promissory Noted (the “EMA Note”) dated November 2, 2017 (the “EMA Amendment”). Under the terms of the EMA Amendment, the principal outstanding balance of the EMA Note has been increased from $125,000 to $156,250.  Also, EMA agreed to forbear from exercising rights arising from certain Events of Default (as defined in the Note)  unless a new Event of Default occurs or the Company fails to become current in its required SEC filings by June 30, 2018. EMA also agreed not to exercise its conversion privileges under the EMA Note at prices below $.02 per share until September 30, 2018.

Effective June 8, 2018 the Company and Auctus Fund, LLC (“Auctus”) signed an Amendment No. 1 to the Convertible Promissory Noted (the “Auctus Note”) dated November 1, 2017 (the “Auctus Amendment”). Under the terms of the Auctus Amendment, the principal outstanding balance of the Auctus Note has been increased from $170,000 to $212,500.  Also, Auctus agreed to forbear from exercising rights arising from certain Events of Default (as defined in the Note)  unless a new Event of Default occurs or the Company fails to become current in its required SEC filings by June 30, 2018. Auctus also agreed not to exercise its conversion privileges under the Auctus Note at prices below $.02 per share until September 30, 2018.

Effective June 15, 2018,  John Gibbs exercised three million warrants to purchase an aggregate of three million shares of common stock at an exercise price of $0.02 per share.

Subsequent to March 31, 2018,  John Power (i) exercised one million warrants to purchase an aggregate of one million shares of common stock at an exercise price of $0.02 per share and (ii) purchased an aggregate of 925,000 Units of the Company’s securities for a purchase price of $18,500.  Each Unit consisted on one share of common stock and one warrant exercisable until June 30, 2018 to purchase one additional share at an exercise price of $0.02 per share.

In addition, the Company sold 75,000 Units at $0.02 for proceeds of $1,500 to an unaffiliated investor.

A director paid $45,561 of expenses on the Company’s behalf subsequent to quarter end.  We plan to reimburse the director for expenses paid plus any credit card fees incurred as funds become available.

The Company has received a General Notice Letter and Request for Information from the U.S. Department of Interior regarding a tailings impoundment at the Red Cloud Mine, which we lease.  We have 30 days from June 15, 2018 to respond to the Request.  We intend to fully cooperate with the Department of Interior concerning this matter.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Magellan,” “we,” “our,” and “us” to refer to Magellan Gold Corporation.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and our interim unaudited financial statements and notes thereto included with this report in Part I, Item 1.

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

We have only had limited operations to date and we rely upon the sale of our securities and borrowings from officers, directors and other significant investors to fund our operations, as we have not generated any revenue.

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

On September 30, 2014, we formed and organized a new wholly-owned subsidiary, Gulf + Western Industries, Inc., a Nevada corporation (“Gulf+Western” or “G+W”), to own our Silver District mining interests.  On October 1, 2014 we completed the transfer of those assets from Magellan to G+W.  At the time of the transfer, Magellan owned all the outstanding common stock of G+W.   Effective December 31, 2014, Magellan pledged all its ownership interest in G+W to Mr. John D. Gibbs, a significant shareholder in the Company, as security for outstanding amounts under a line of credit agreement between Magellan and Mr. Gibbs.  As of March 31, 2018, the total amount owed under the credit agreement was $1,159,952, which includes $932,500 of principal and $227,453 of accrued interest.

On June 1, 2015, we transferred 15% of our ownership interest in G+W to Dr. Pierce Carson in exchange for one year of service as President, Chief Executive Officer and Director of G+W.  As a result of the transaction,

Magellan’s ownership interest in G+W was reduced to 85%.  The transaction was valued at $50,000 representing deferred compensation for the one-year period June 2015, through May 2016. On June 1, 2016 Magellan entered into a one-year employment agreement with Dr. Carson in which he assumed the positions of President and Chief Executive Officer of Magellan.  As a result, Mr. John Power resigned his positions as President and Chief Executive Officer concurrent with the execution of Dr. Carson’s employment agreement. Mr. Power has retained the positions of Chief Financial Officer and Director of Magellan. Dr. Carson was appointed a Director of Magellan effective June 30, 2016.

In July 2016, the Company completed a share exchange with Dr. Carson in which Dr. Carson surrendered his 15% interest in G+W in exchange for 8,623,957 shares of Magellan Gold Corporation. As a result of this transaction, G+W became a wholly owned subsidiary of Magellan Gold Corporation.

On October 24, 2016, the Company entered into a Mining Option Agreement (“Agreement”) between and among Rio Silver Inc., a Canadian company (“Rio Silver”), Minera Rio Plata S.A.C., a Peruvian company and subsidiary of Rio Silver (“Minera”), and Magellan Gold Peru S.A.C., a Peruvian company and wholly owned subsidiary of the Company (“Magellan Peru”) pursuant to which Rio Silver through Minera, granted to the Company the sole and exclusive option to acquire an undivided 50% interest in and to property located in central Peru. . Effective December 31, 2017, the Company agreed with Rio Silver to terminate the option agreement, thereby terminating the Company’s option to earn an interest in the Niñobamba Silver/Gold Project. The Company retained its ownership of Rio Silver stock and warrants, which have been pledged to secure a $125,000 loan from John Power.

On November 30, 2017, the Company purchased from Rose Petroleum plc (“Rose”) a mineral processing mill operation located in the state of Navarit, Mexico (the “SDA Mill”) as well as its associated assets, licenses and agreements.  Magellan paid a $50,000 option payment, and an additional $100,000 option-to-purchase extension. The $100,000 option extension payment was applied against the cash portion of the purchase price.

The purchase price for the SDA Mill consisted of $850,000 cash, a $50,000 promissory note, the $50,000 non-refundable option payment, the $100,000 for the option-to-purchase payment,  and 14,200,834 shares of common stock (the “Shares”) with a fair value of $426,025 at the closing date. The note is non-interest bearing and was due on March 10, 2018 and paid in April 2018.  The Shares will be held in escrow for a period of 12 months and the Company has the option to repurchase the Shares from Rose for the sum of $500,000 in the first six months and $550,000 in months 7 to 12.

Prior to closing, all of the assets and operations related to the SDA Mill were transferred to a newly incorporated entity, Minerales Vane 2 S.A. de C.V.  (“Minerales Vane 2”).  Effective November 30, 2017, the Company’s newly incorporated wholly-owned subsidiary, Magellan Acquisition Corporation (“MAC”), acquired 100% of the issued and outstanding shares of Minerales Vane 2.

On October 17, 2017, the Company amended the agreement to include the acquisition of Minerales Vane Operaciones ("MVO") (the entity that provides labor to the Mill) for $2,500.  In January 2018 the Company paid the purchase price and obtained legal control of MVO. MVO is the sister entity which was organized for the purpose of employing all personnel of the SDA mill. The acquisition of MVO will not result in the acquisition of any additional assets or liabilities.

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

Results of Operations for the three months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017

Operating expenses:
Exploration costs	$ 6,780	$ 8,956
General and administrative expenses	221,444	155,116
Depreciation Expense	31,035
Total operating expenses	259,259	164,072

Operating loss	(259,259)	(164,072)

Other income (expense):
Interest expense	(83,749)	(15,193)
Gain on change in derivative liability	-	57,430
Net loss	$ (343,008)	$ (121,835)

Operating expenses

During the three months ended March 31, 2018, our total operating expenses were $259,259 as compared to $164,072 during the three months ended March 31, 2017.

During the three months ended March 31, 2018 we incurred $6,780 of exploration costs as compared to $8,956 during the same period in 2017.  Exploration costs for the three months ended March 31, 2018 comprised of $6,780 for professional geologic fees associated with our Silver District claims. Exploration costs for the three months ended March 31, 2017 are comprised primarily of $7,434 for our consulting geologist, geochemical and maintenance expenses associated with our Silver District claims and $1,522 in various mining related expenses associated with our mining efforts in Peru.

General and administrative expenses for the three months ended March 31, 2018 totaling $221,444 as compared to $155,116 for the three months ended March 31, 2017. The $66,328 increase is primarily associated with increases in accounting and audit fees, investor relations, and other costs associated with our operations related to the SDA Mill in Mexico.  For the three months ended March 31, 2018, administrative expenses were comprised of investor relations fees of $48,086, officer compensation of $32,796, accounting and auditing fees of $68,155, legal fees of $16,423, other administrative costs including travel, office and facility rents $18,182, and other expenses associated with our operations of the SDA Mill totaling $37,802.

On June 1, 2016 we executed an employment agreement with Dr. Pierce Carson in which Dr. Carson assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. Dr. Carson’s salary was originally set at $6,667 per month during the three-month period from June 1, 2016 through August 31, 2016, and thereafter at $10,000 per month during the nine-month period from September 1, 2016 through May 31, 2017. Dr. Carson’s employment agreement has since been extended on an annual basis and the current agreement covers the period from June 1, 2018 to May 31, 2019. A total of $32,796 representing Dr. Carson’s base salary and applicable payroll taxes was expensed and is included in general and administrative expenses for the three months ended March 31, 2018 and 2017, respectively.

General and administrative expenses for the three months ended March 31, 2017 totaling $155,116 were comprised primarily of investor relations fees of $42,039, officer compensation of $32,796, accounting and auditing fees of $27,650, legal fees of $21,990, management fees to Mr. Power of $7,500, administrative service fees of $3,238, other administrative costs including travel and other office related expenses totaling $6,426.

Interest expense for the three months ended March 31, 2018 and 2017 totaled $83,749 and $15,193, respectively. Interest expense for the current period is attributable primarily to our related party line of credit $13,796, related party notes payable $50,261, notes payable $4,985, and convertible notes $14,141.

On October 1, 2014, we issued a convertible promissory note to a provider of legal services in the original principal amount of $51,532.  The note was issued to evidence the Company’s indebtedness for legal services previously rendered. Interest accrues quarterly on the outstanding principal and interest balance of the Note at 6% per annum. The note was unsecured and principal plus accrued and unpaid interest was due upon five days’ written demand of the note holder. At March 31, 2017 the note balance was $33,020 together with accrued interest of $1,824.

The note principal and accrued interest was convertible at any time into shares of common stock at a conversion price of $0.039, which represented the closing bid price of the common stock on the OTC Bulletin Board on the date of issuance.

The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price.  Accordingly, the conversion features of the Note are considered a discount to the Note.  The Note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes we recognize a gain or loss due to a decrease or increase, respectively, in the fair value of the derivative liability.  As a result of this evaluation, for the three months ended March 31, 2017 we recorded a gain on the change in the derivative liability of $57,430.

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

Liquidity and Capital Resources:

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At March 31, 2018, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $4,402,896.  We expect to incur further losses in the development of our business, all of which raises substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

On December 31, 2015 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit to $1,000,000, which provides the Company an additional $67,500 available under the credit line at March 31, 2018.  Effective December 31, 2016 we amended the agreement to extend the maturity date to December 31, 2018.  As part of a 2014 amendment, we pledged our ownership interest in our subsidiary, G+W, which owns all our ownership interests in the Silver District properties, as security for all amounts outstanding under the credit agreement.

During the three months ended March 31, 2018 we sold 11,500,000 units consisting of common stock and warrants and realized net proceeds of $230,000. The proceeds were generally used to fund certain investing activities and for general working capital.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$ (129,977)	$ (106,897)
Net cash used in investing activities	-	(108,297)
Net cash provided by financing activities	230,000	225,000
Effect of foreign currency exchange	(1,790)	(130)

Net increase in cash and cash equivalents	98,233	9,676
Cash and cash equivalents beginning of period	421	485
Cash and cash equivalents end of period	$ 98,654	$ 10,161

At March 31, 2018, we had $98,654 in cash and a $2,932,840 working capital deficit. This compares to cash of $421 and a working capital deficit of $2,827,255 at December 31, 2017.

Net cash used in operating activities during the three months ended March 31, 2018 was $129,977 and was mainly comprised of our $343,008 net loss during the period, adjusted by a non-cash charges of $30,732 for accretion of discounts on notes payable, $40,625 for amortization of certain service contracts, and depreciation expense of $31,035. In addition, it reflects a decrease in due from Rose Petroleum of $2,094, a decrease in prepaid expenses and other assets totaling $89,189, as well as increases in accounts payable and accrued expenses totaling $157,636, and increases in accrued interest totaling $40,098 representing accrued interest on our related party line of credit,related party notes payable, convertible notes payable and other notes payable.

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

During the three months ended March 31, 2018, our net cash used in investing activities was $-0-.

During the three months ended March 31, 2017, our net cash used in investing activities was $108,297.  During the quarter we completed the second of two private placement unit financings in Rio Silver Inc. (“Rio”), associated with our mining option agreement with Rio. The private placement resulted in the Company obtaining an additional 1,250,000 units at a price of Cdn$0.06, which included one share of Rio Silver common stock and one warrant to purchase one share of Rio Silver common stock for Cdn$0.06 which expire on July 19, 2018. This warrant was subsequently extended for an additional period of 18 months. The cost of the units in the second private placement totaled USD $58,297.

During the three months ended March 31, 2018, net cash provided by financing activities was $230,000. The funds were raised in conjunction with a private placement of equity securities in which we sold a total of 11,500,000 units priced at $0.02 per unit, resulting in total proceeds of $230,000. Each unit was comprised of one share of common stock, and one warrant entitling the holder to purchase one share of common stock at a price of $0.02 per share in cash, and expire June 30, 2018.

During the three months ended March 31, 2017, net cash provided by financing activities was $225,000. During the quarter, Mr. Power, an executive and director, advanced the Company a total of $120,000 of which $15,000 was repaid during the quarter. In addition, during the three months ended March 31, 2017 we completed a private placement of equity securities with two investors in which we sold a total of 1,200,000 units priced at $0.10 per unit, resulting in total proceeds of $120,000. Each unit was comprised of one share of common stock, and one warrant entitling the holder to purchase one share of common stock at a price of $0.10 per share in cash, and expire December 30, 2017.  The expiration date of the warrants was subsequently extended to December 31, 2018.

Off Balance Sheet Arrangements

We do not have and have never had any off-balance sheet arrangements.

Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include our accounts and the accounts of our 100% owned subsidiaries, Gulf + Western Industries, Inc., Magellan Acquistion Corporation, Minerales Vane 2, S.A. de C.V., and Minerales Vane Operaciones, S.A de C.V.. All intercompany transactions and balances have been eliminated.  Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Foreign Currency Translations

The Company maintains its accounting records in US Dollars. Our operating subsidiaries, Minerales Vane 2, S.A. de C.V., and Minerales Vane Operaciones, S.A de C.V., report in Mexican Pesos which is the functional currency for both entities. The subsidiaries’ transactions are recorded in their respective functional currencies and are reported to the Company in Mexican Pesos. For reporting, the Company translates the subsidiaries’ transactions and accounts to US Dollars at exchange rates approximating those ruling at the transaction dates. Exchange gains and losses are recorded in the statements of income and comprehensive income.  Assets and liabilities of the Company and its subsidiaries are translated into the U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates. Translation adjustments are reported as a separate component of other comprehensive income in the consolidated statements of operations and comprehensive loss.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any abandonment or impairment losses. Proven and probable reserves have not been established for mineral rights as of March 31, 2018.  At March 31, 2018 mineral rights totaling $323,200 were net of $117,857 of impairment and abandonment charges.  No impairment charges were recognized for either of the three months ended March 31, 2018 or 2017.

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

Notes Payable – Related Parties

Notes payable to related parties are classified as current liabilities as the note holders either have the ability to control the repayment dates of the notes or the notes are due within twelve months of the balance sheet date.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements and the effect of net operating losses based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At March 31, 2018, the Company had no uncertain tax positions.

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the three months ended March 31, 2018 and 2017, potential common shares associated with convertible notes payable and outstanding warrants to purchase common stock have been omitted from the net loss per common share computation as they are anti-dilutive due to the net loss for these periods.

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

Recently Adopted Accounting Standards

Accounting Standards Update No. 2014-09-Revenue from Contracts with Customers (Topic 606). On May 28, 2014, the FASB issued guidance that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU was further amended by ASU No. 2015-14, No. 2016-08, No. 2016-10, No. 2016-12 and No. 2016-20.  The guidance provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The Company has performed an assessment of the revised guidance and the impacts on the Company's Consolidated Financial Statements and disclosures and has determined that the adoption of this guidance did not have an impact.  The Company adopted the new guidance effective January 1, 2018 using the modified retrospective approach.

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

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to lack of segregation of duties, a limited corporate governance structure, and lack of a formal review process that includes multiple levels of review as discussed in Item 9A of our Form 10-K for the fiscal year ended December 31, 2017.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. to Part I. of our Annual Report on  Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All sales of unregistered securities were reported on Form 8-K during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 28, 2018

MAGELLAN GOLD CORPORATION

By: /s/ W. Pierce Carson

      W. Pierce Carson

      President, Chief Executive Officer

      (Principal Executive Officer),

By: /s/ Michael P. Martinez

      Michael P. Martinez

      Chief Financial Officer

      (Principal Accounting Officer)