Form 10-Q
period 2018-06-30
MAGELLAN GOLD Corp
filed 2018-08-20
CIK 1515317

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

On August 13, 2018, there were 124,186,382 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

MAGELLAN GOLD CORPORATION

Form 10-Q June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$2,030	$421
Due from Rose Petroleum	–	27,147
Investment in Rio Silver equities	83,656	109,532
Prepaid expenses & other current assets	72,676	121,283

Total current assets	158,362	258,383

Mineral rights, net of impairment	323,200	323,200

Property, plant & equipment net of accumulated depreciation of $70,025 and $11,822, respectively	1,082,977	1,155,811

Other Assets:
Prepaid expenses and other assets	255,513	216,151
Total other assets	255,513	216,151

Total assets	$1,820,052	$1,953,545

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$409,773	$270,424
Accrued liabilities	157,865	60,296
Line of credit - related party	832,500	932,500
Notes payable - related parties	1,190,859	1,197,437
Note payable	105,354	100,783
Accrued interest - related parties	316,461	238,651
Convertible note payable	368,750	271,697
Accrued interest	25,834	5,750
Advances payable, related parties	64,292	8,100
Total current liabilities	3,471,688	3,085,638

Long term liabilities:
Asset Retirement Obligation	114,462	115,914

Total liabilities	3,586,150	3,201,552

Shareholders' deficit:
Preferred shares, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	–	–
Common shares - $0.001 par value; 1,000,000,000 shares authorized, 117,081,382 and 95,581,382 shares issued and outstanding, respectively	117,081	95,581
Additional paid-in capital	3,220,451	2,803,870
Accumulated other comprehensive loss	(152,041)	(87,570)
Accumulated deficit	(4,951,589)	(4,059,888)
Shareholders' deficit	(1,766,098)	(1,248,007)
Total liabilities and shareholders' deficit	$1,820,052	$1,953,545

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues, net	$122,829	$–	$122,829	$–

Operating costs and expenses:
Cost of Sales	315,227	–	315,227	–
Exploration costs	3,255	33,905	10,035	42,861
General and administrative expenses	172,851	131,399	425,330	286,515
Total operating costs and expenses	491,333	165,304	750,592	329,376

Operating loss	(368,504)	(165,304)	(627,763)	(329,376)

Other income (expense):
Interest expense	(394,201)	(15,800)	(477,950)	(30,993)
Foreign currency exchange gain	343	–	343	–
Loss on extinguishment of debt	(73,250)	–	(73,250)	–
Gain (loss) on change in derivative liability	286,919	(713,306)	286,919	(655,876)
Net loss	(548,693)	(894,410)	(891,701)	(1,016,245)

Other comprehensive income (loss):
Foreign currency translation	(118,944)	(390)	(38,595)	(520)
Unrealized loss on available-for-sale securities	(23,041)	–	(25,876)	–

Net comprehensive loss	$(690,678)	$(894,800)	$(956,172)	$(1,016,765)

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted-average common shares outstanding	110,224,239	70,111,317	104,114,531	67,889,112

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2018	2017
Operating activities:
Net loss	$(891,701)	$(1,016,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on notes payable	366,795	–
Amortization of service contracts	81,250	32,804
Depreciation expense	61,025	–
Loss on extinguishment of debt	73,250	–
(Gain) loss on change in derivative liability	(286,919)	655,876
Changes in operating assets and liabilities:
Due from Rose Petroleum	27,147	–
Prepaid expenses and other assets	(72,005)	(20,200)
Accounts payable and accrued liabilities	236,918	132,475
Accrued interest	97,894	30,609
Net cash used in operating activities	(306,346)	(184,681)

Investing activities:
Purchase of Rio Silver equity securities	–	(58,297)
Payment of option to acquire SDA mill	–	(150,000)
Net cash used in investing activities	–	(208,297)

Financing activities:
Proceeds from advances from related parties	56,192	20,550
Payments on advances from related parties	–	(20,050)
Proceeds from Notes payable - related parties	–	275,000
Payments of notes payable - related parties	(50,000)	–
Proceeds from sale of common stock	250,000	125,000
Proceeds from sale of warrants	80,000	–
Net cash provided by financing activities	336,192	400,500

Effect of foreign currency exchange	(28,237)	(520)
Net increase in cash	1,609	7,002
Cash at beginning of period	421	485
Cash at end of period	$2,030	$7,487

Supplemental disclosure of cash flow information
Cash paid for interest	$12,357	$382
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Unrealized loss on available-for-sale securities	$25,876	$–
Conversion of line of credit to common stock	$100,000	$–
Conversion of notes payable and accrued interest to common stock	$–	$23,000
Reclassifications of derivative liability to APIC	$8,081	$442,076
Reclassifications of convertible note payable and accrued interest to accounts payable	$–	$8,850

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

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-months ended June 30, 2018 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2017.

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The Company adopted the standard effective January 1, 2018 at which point it had no impact on the Company.

The Company recognizes revenue for all of its products upon transfer of control in an amount that reflects the consideration it expects to receive in exchange for those products. Transfer of control is in accordance with the terms of contracts, which is generally upon delivery of the product. While payment terms vary by contract, terms generally include payment to be made within 30 days. Revenue during the six months ended June 30, 2018, were related to the sale of concentrate to a local smelter following the processing of tailings at the SDA Mill.

Reclassification

Certain reclassifications have been made to the prior periods to conform to the current period presentation.

Recent Accounting Pronouncements

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

Liquidity and Going Concern

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At June 30, 2018, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $4,951,589. We expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

During the six months ended June 30, 2018, we sold 12,500,000 units consisting of common stock and warrants and realized net proceeds of $250,000. Additionally, 4,000,000 warrants were exercised during the same period and net proceeds of $80,000 were realized. Proceeds from these transactions were generally used to fund working capital.

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

In addition to the deposit, the Company was obliged to subscribe to two private placement unit financings in Rio Silver, each for aggregate proceeds of Cdn$75,000. The Company completed the first unit private placement on August 23, 2016. The first placement included 1,500,000 units priced at Cdn$0.05, which included one share of Rio Silver common stock and one warrant to purchase one share of Rio Silver common stock for Cdn$0.05 preliminarily set to expire on February 23, 2018. The cost of the units in the first private placement totaled USD $59,753. The second placement included 1,250,000 units priced at Cdn$0.06, which was completed on January 19, 2017, and included one share of Rio Silver common stock and one warrant to purchase one share of Rio Silver common stock for Cdn$0.06 preliminarily set to expire on July 19, 2018. The cost of the units in the second private placement totaled USD $58,297. Each of these transactions were recorded as an investment in Rio Silver equity securities and included on the accompanying consolidated balance sheets at June 30, 2018 and December 31, 2017. During the six months ended June 30, 2018, we have recorded an unrealized loss of $25,876 to write-down the investment. The shares of common stock and warrants of Rio Silver have been pledged by the Company to John Power to secure repayment of a $125,000 loan.

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

Pro forma results of operations for the six months ended 2017 as though the Company had acquired the SDA Mill on the first day of the fiscal year of 2017 are set forth below:

June 30,
2017
Pro Forma
Net Sales	$227,793
Operating Expenses	1,823,202
Net Loss	$(1,595,409)

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

The Agreement was completed and terminated during November 2017. The Company has an outstanding receivable from Rose of $-0- as of June 30, 2018 and $27,147 as of December 31, 2017, respectively.

Note 6 – Fair Value of Financial Instruments

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value at	Fair Value Measurement at June 30, 2018
	June 30, 2018	Level 1	Level 2	Level 3
Investment in Rio Silver equities	$83,656	$83,656	$–	$–

	Fair Value at	Fair Value Measurement at December 31, 2017
	December 31, 2017	Level 1	Level 2	Level 3
Investment in Rio Silver equities	$109,532	$109,532	$–	$–

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

On December 31, 2015 we again amended the credit agreement to increase the borrowing limit to $1,000,000 and extended the maturity date to December 31, 2016. Finally, on March 31, 2017 with an effective date of December 31, 2016 we again amended the credit agreement to extend the maturity date to December 31, 2018. All other terms of the agreement were unchanged. At June 30, 2018 the Company has $167,500 available under the credit line.

No draws were made during the six months ended June 30, 2018. During the same period Mr. Gibbs converted $100,000 of the outstanding balance on the line of credit into 5,000,000 shares of common stock at $0.02 per share. The outstanding balance under the line of credit was $832,500 and $932,500 at June 30, 2018 and December 31, 2017, respectively. In addition, a total of $240,695 and $213,657 of interest has been accrued on this obligation and is included in Accrued interest - related parties on the accompanying consolidated balance sheets at June 30, 2018 and December 31, 2017, respectively.

Note 8 – Notes Payable – Related Parties

In August 2011, we entered into an unsecured loan from John Power, the Company’s Director, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and is payable on demand with thirty days’ notice from the lender. During 2014, the Company made payments totaling $5,000 to pay down the principal balance of the note. Effective December 31, 2017, the interest rate on the note increased to 12% per annum. At both June 30, 2018 and December 31, 2017, the note balance was $15,000. At June 30, 2018 and December 31, 2017, interest totaling $893 and $1,576, respectively, was accrued on this note payable and is included in Accrued interest – related parties on the accompanying consolidated balance sheets.

In January 2014, we entered into an additional unsecured loan from Mr. Power, evidenced by a $50,000 promissory note. The promissory note bears interest at 6.75% per annum and is payable on demand with thirty days’ notice from the lender. Effective December 31, 2017, the interest rate on the note increased to 12% per annum. At June 30, 2018 and December 31, 2017, interest totaling $2,975 and $6,249, respectively, was accrued on this note payable and is included in Accrued interest – related parties on the accompanying consolidated balance sheets. At both June 30, 2018 and December 31, 2017, the note balance was $50,000.

On May 31, 2017 we entered into three short-term notes with Mr. Gibbs, Dr. Carson and Mr. Power in the principal amounts of $100,000, $25,000 and $25,000, respectively. The notes bear interest at 6% and matured on November 15, 2017. A total of $3,760 and $4,512 of interest is accrued on these notes as of June 30, 2018 and December 31, 2017, respectively. The note balances were subsequently rolled into the Series 2017 Notes.

On June 30, 2017 we entered into an additional secured loan for advances from Mr. Power and evidenced by a $125,000 promissory note. The promissory note bears interest at 6% per annum and matured on December 31, 2017 and is currently in default. Effective December 31, 2017, the interest rate on the note increased to 12% per annum. The note is collateralized by our investment in Rio Silver shares and warrants. At both June 30, 2018 and December 31, 2017, the note balance was $125,000. A total of $7,438 and $3,781 of interest is accrued on these notes as of June 30, 2018 and December 31, 2017, respectively and is included in Accrued interest – related parties on the accompanying consolidated balance sheets.

On November 30, 2017 we entered into a series of secured promissory notes (“Series 2017 Notes”) with both related and unrelated parties in the aggregate amount of $1,155,000, including financing fees of $105,000 recorded as a discount to the notes.

Net proceeds on the issuance after reducing for the transfers previously listed total $900,000. The notes are secured by a stock pledge agreement covering 100% of the outstanding common stock of Magellan Acquisition Corporation, bear interest at 10% and mature on December 31, 2018.

The total of portion of the Series 2017 Notes from related parties totaled $1,045,000, including financing fees of $95,000 recorded as discount to the notes. Mr. Gibbs, Dr. Carson, and Mr. Power transferred $100,000, $25,000, and $25,000, respectively, from the May 31, 2017 short term related party notes into the Series 2017 Notes. As of June 30, 2018 the balance on the Series 2017 Notes from related parties, net of unamortized discount of $44,141, is $1,000,859 with accrued interest of $60,696. As of December 31, 2017, the balance on the Series 2017 Notes from related parties, net of unamortized discount of $87,563, is $957,437 with accrued interest of $8,875.

During the six months ended June 30, 2018 $43,422 of debt discount related to the above notes was amortized to interest expense.

Note 9 – Notes payable

As discussed in Note 8 – Notes Payable – Related Parties, on November 30, 2017 we entered into a series of secured promissory notes (“Series 2017 Notes”) with both related and unrelated parties in the aggregate amount of $1,155,000, including financing fees of $105,000 recorded as a discount to the notes.

The total of portion of the Series 2017 Notes from non-related parties totaled $110,000, including financing fees of $10,000 recorded as discount to the notes. As of June 30, 2018 the balance on the notes from non-related parties, net of unamortized discount of $4,646, is $105,354 with accrued interest of $6,389. As of December 31, 2017, the balance on the notes from non-related parties, net of unamortized discount of $9,217 is $100,783 with accrued interest of $934.

During the six months ended June 30, 2018 $4,571 of debt discount related to the above notes was amortized to interest expense.

Note 10 – Convertible Note Payable

On November 1, 2017, the Company sold a 10% Convertible Promissory Note (“Auctus Note”) in a principal amount of $170,000. After deducting the investor’s discount and legal fees, net proceeds to the Company were $153,650. The Note matures on November 1, 2018 and can be converted into the Company’s common stock after 180 days from the date the Note is issued. In early May 2018 when the note became convertible at a variable price the conversion feature was valued and recorded as a derivative liability. The conversion option continued to qualify for derivative treatment until the note was amended on June 8, 2018 (see below) and a minimum conversion price was added to the instrument. The derivative was initially valued at $176,860 which was allocated $170,000 as a debt discount and $6,860 as a loss on derivative liability. The debt discount was fully amortized and the derivative liability was adjusted to $0 as June 8, 2018 when the debt was amended. The result was $170,000 of amortization of debt discount included in interest expense and $176,860 of gain on change in derivative liability.

On November 2, 2017, the Company sold a 10% Convertible Promissory Note (“EMA Note”) in principal amount of $125,000. After deducting the investor’s discount and legal fees, net proceeds to the Company were $113,500. The Note matures on November 2, 2018 and can be converted into the Company’s common stock after 180 days from the date the Note is issued. In early May 2018 when the note became convertible at a variable price the conversion feature was valued and recorded as a derivative liability. The conversion option continued to qualify for derivative treatment until the note was amended on June 8, 2018 (see below) and a minimum conversion price was added to the instrument. The derivative was initially valued at $225,711 which was allocated $125,000 as a debt discount and $100,711 as a loss on derivative liability. The debt discount was fully amortized and the derivative liability was adjusted to $0 as June 8, 2018 when the debt was amended. The result was $125,000 of amortization of debt discount included in interest expense and $225,711 of gain on change in derivative liability.

The Company evaluated other convertible instruments and determined that the outstanding common stock warrants were required to be treated as a derivative during the period from May 1, 2018 through June 8, 2018 as a result of the variable conversion feature on the above notes. As a result an initial derivative liability of $62,569 was recorded and reclassified out of equity and a final derivative liability of $70,650 was reclassified back into equity at the point the common stock warrants no longer qualified as a derivative. The impact was the recording of a loss on derivative liability of $8,081.

Effective June 8, 2018 the Company and Auctus Fund, LLC (“Auctus”) signed an Amendment No. 1 to the Convertible Promissory Noted (the “Auctus Note”) dated November 1, 2017 (the “Auctus Amendment”). Under the terms of the Auctus Amendment, the principal outstanding balance of the Auctus Note has been increased from $170,000, to $212,500. Also, Auctus agreed to forbear from exercising rights arising from certain Events of Default (as defined in the Note) unless a new Event of Default occurs or the Company fails to become current in its required SEC filings by June 30, 2018. Auctus also agreed not to exercise its conversion privileges under the Auctus Note at prices below $0.02 per share until September 30, 2018. The Company evaluated this conversion feature and determined that it did not qualify for derivative accounting. It was then determined that no beneficial conversion feature existed at the time of debt issuance. The Company recorded the change in the debt instrument as an extinguishment and recorded the increase in principal balance of $42,500 as a loss on extinguishment of debt.

Effective June 8, 2018 the Company and EMA Financial, LLC (“EMA”) signed an Amendment No. 1 to the Convertible Promissory Noted (the “EMA Note”) dated November 2, 2017 (the “EMA Amendment”). Under the terms of the EMA Amendment, the principal outstanding balance of the EMA Note has been increased from $125,000, to $156,250. Also, EMA agreed to forbear from exercising rights arising from certain Events of Default (as defined in the Note) unless a new Event of Default occurs or the Company fails to become current in its required SEC filings by June 30, 2018. EMA also agreed not to exercise its conversion privileges under the EMA Note at prices below $0.02 per share until September 30, 2018. The Company evaluated this conversion feature and determined that it did not qualify for derivative accounting. It was then determined that no beneficial conversion feature existed at the time of debt issuance. The Company recorded the change in the debt instrument as an extinguishment and recorded the increase in principal balance of $31,250 as a loss on extinguishment of debt.

As of June 30, 2018 the balance on the notes, net of unamortized discount of $0, is $368,750 with accrued interest of $19,444. As of December 31, 2017, the balance on the notes, net of unamortized discount of $23,303 is $271,697 with accrued interest of $4,815. During the three and six months ended June 30, 2018, $6,867 and $18,024 of debt discount related to the above notes, respectively, was amortized to interest expense. The Company evaluated this conversion feature and determined that it did not qualify for derivative accounting. It was then determined that no beneficial conversion feature existed at the time of debt issuance.

Note 11 – Stockholders’ Deficit

Sales of common stock and warrants:

During the six months ended June 30, 2018, the Company raised $250,000 through the sale of 12,500,000 common stock and warrants (“Units”) at a price of $0.02 per Unit, each Unit consisting of one share of common stock and one warrant exercisable until June 30, 2018 to purchase one additional share of common stock at an exercise price of $0.02 per share. The expiration date of the warrants was subsequently extended to August 31, 2018. Of this raise $240,000 was purchased by directors or significant shareholders. A price protection feature of the offering provides that if at December 31, 2018, the Company has issued common stock at a price less than $0.02 per share, then the number of Units issuable to each investor shall be increased so as to reduce the Unit price to the lower price. The allocation of relative fair values of the equity instruments at the dates of the sale transactions was as follows: common stock at 61% and the warrants at 39%.

During the six months ended June 30, 2018, the Company received net proceeds of $80,000 from the exercise of 4,000,000 warrants at $0.02 per share.

Stock Options and the 2017 Equity Incentive Plan:

Under the 2017 Equity Incentive Plan, the Company is authorized to grant rights to acquire up to a maximum of 10,000,000 shares of common stock. The 2017 Plan provides for the grant of (1) both incentive and nonstatutory stock options, (2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights.

During the year ended December 31, 2017, the Company granted ten-year options to purchase 3,600,000 shares of common stock at an option exercise price of $0.04 per share, the closing price on the date of grant. As of June 30, 2018 the Company had 6,400,000 shares available for future grant.

Stock option activity within the 2017 Equity Incentive Plan and warrant activity outside the plan, for the six months ended June 30, 2018 is as follows:

	Stock Options		Stock Warrants
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2017	3,600,000	$0.04	1,850,000	$0.10
Granted	–	–	12,500,000	$0.02
Cancelled	–	–	–	–
Expired	–	–	–	–
Exercised	–	–	(4,000,000)	(0.02)
Outstanding at June 30, 2018	3,600,000	$0.04	10,350,000	$0.03
Exercisable at June 30, 2018	3,600,000	$0.04	10,350,000	$0.03

As of June 30, 2018 the outstanding stock options have a weighted average remaining term of 9.33 years and no intrinsic value, and the outstanding stock warrants have a weighted average remaining term of 0.34 years and an intrinsic value of $85,000.

Note 12 – Commitments and Contingencies

Mining Claims

As part of our acquisition of the Silver District properties from Columbus Exploration, we assumed the Red Cloud lease whose initial term expires in August 2026. The lease requires annual advance minimum royalty payments of $10,000 through the term of the lease due on the annual anniversary of the agreement. The lease is also subject to a 2% net production royalty to be paid to the lessor from the sale of precious metals extracted from the leased property. In order to maintain the BLM lode and mill site claims, annual payments are required before the end of August of each year. Payments are also due annually on two patented claims we leased in July 2015 and on our Arizona State Minerals Exploration Permit. As of June 30, 2018, all of these claims and leases are in good standing except for the two patented claims leased in 2015.

Leases

As part of our acquisition of MV2 in Mexico, we assumed the following leases payable in local currency as follows:

a)	Ejido S.D.A, 10 year lease, 6 hectares, executed January 2016, expires December 2025. Annual payments 25,000 MX pesos. Renewable for 10 years.

b)	Silverio Medina Ozuna, 3 year lease, 1 hectare, executed May 2017, expires April 2020. Annual payments 15,000 MX pesos. Renewable for 3 year periods.

c)	Silverio Medina Ozuna, 10 year lease, 2 hectares, executed May 2010, expires April 2020. Payment 100,000 MX pesos paid in advance at lease execution. Renewable for 10 years.

The minimum future payments due on these leases are as follows for the next five years and thereafter and have been translated to US dollars using an exchange rate at June 30, 2018 of 19.92 MX pesos to US dollars:

Payment Due Date	Minimum Due ($)
2018	1,255
2019	2,008
2020	1,255
2021	1,255
2022 and thereafter	5,020

Other contractual arrangements

On November 1, 2016 the Company executed a Finder’s Agreement (“Agreement”), with a third party consultant to introduce the Company to potential investors beginning with its November 2016 private placement offering. The term of the Agreement is six months, or until the Company informs the consultant it has located investors to purchase the securities. The consultant is to be compensated for the services by cash payments totaling $30,000, payable at or before the termination of the Agreement. As of June 30, 2018, the Company paid approximately $23,500 in total to the consultant pursuant to the Agreement, including $12,500 paid during year ended December 31, 2017 and $11,000 during the year ended December 31, 2016.

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

At June 30, 2018 a total of $90,000 and $8,351 of salary and associated payroll tax obligations, respectively, is accrued in connection with the agreement and included in accrued liabilities on the accompanying consolidated balance sheets.

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

Management fees to Mr. Power for the three months ended June 30, 2018 and 2017, are $-0- and $7,500, respectively. Management fees to Mr. Power for the six months ended June 30, 2018 and 2017, are $-0- and $15,000, respectively. These fees are included in general and administrative expenses in our statement of operations. At June 30, 2018 and December 31, 2017, $27,500 of the fees had not been paid and are included in accrued liabilities on the accompanying consolidated balance sheets.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	June 30, 2018	December 31, 2017
Accrued interest payable - Mr. Gibbs	$274,055	$221,103
Accrued interest payable - Mr. Power	40,057	16,562
Accrued interest payable - Dr. Carson	2,349	986

	$316,461	$238,651

During the six months ended June 30, 2018, we paid a total of $12,357 to Mr. Power representing unpaid accrued interest on notes payable. During the year ended December 31, 2017, we paid a total of $382 to Mr. Power representing unpaid accrued interest on notes payable.

Advances Payable – Related Parties

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

	Six Months Ended June 30, 2018
	Advances	Repayments
Mr. Power	$56,192	$–
Mr. Carson	8,100	–
Totals	$64,292	$–

	Year Ended December 31, 2017
	Advances	Repayments
Mr. Power	$26,050	$26,050
Mr. Carson	8,100	–
Totals	$34,150	$26,050

At June 30, 2018 and December 31, 2017 a total of $64,292 of short-term advances from related parties were outstanding and are included in advances payable, related party on the accompanying consolidated balance sheets.

In addition to the above, during the year ended December 31, 2017, Mr. Power loaned the Company $25,000 in a short term note that was subsequently transferred into the Series 2017 Notes.

Note 15 – Subsequent Events

On July 2, 2018, Auctus converted $3,500 of accrued interest and a $500 conversion fee totaling $4,000 into 200,000 shares of common stock at $0.02 per share.

On July 16, 2018, Auctus converted $7,500 of accrued interest and a $500 conversion fee totaling $8,000 into 400,000 shares of common stock at $0.02 per share.

On July 27, 2018, Auctus converted $9,482.19 of principal and $2,017.81 of accrued interest and a $500 conversion fee totaling $12,000 into 600,000 shares of common stock at $0.02 per share.

Effective July 24, 2018, the Company and W. Pierce Carson, President, executed an Agreement to Convert Debt, pursuant to which Carson agreed to convert $90,000 in accrued but unpaid executive compensation for the fiscal quarters ended December 31, 2017, March 31, 2018 and June 30, 2018 and a cash advance of $8,100 made to the Company into an aggregate of 4,905,000 shares of Common Stock, valued at $0.02 per share.  On July 30, 2018, the Company filed a Current Report on Form 8-K in connection with the Agreement.

Effective July 24, 2018, the Company and W. Pierce Carson executed a Restricted Stock Award Agreement pursuant to which the Company granted to Carson a restricted stock award consisting of 4,000,000 shares of Common Stock, valued at $0.02 per share. 1,000,000 of the shares will vest upon the Company completing a milestone (this milestone was reached with the closing of the El Dorado agreement noted below and these shares were issued) , and the remaining 3,000,000 shares are subject to ratable vesting over an 18-month period.

Effective July 26, 2018 the Company sold a Convertible Note in the principal amount of $63,000 to an institutional investor. The Company has agreed to reserve an initial 24,852,071 shares from its authorized and unissued common stock in the event of full conversion of the note.

On August 13, 2018, Magellan announced it had concluded an agreement with Ingenieros Mineros, S.A. de C.V., giving the Company the right to acquire the El Dorado mining concession by making staged six-monthly option payments over two years towards an end purchase price of $800,000. The Company has made the initial option payment of $50,000. In addition, Magellan had agreed with a TSX.V-listed company to purchase a comprehensive El Dorado data package including diamond drill core and technical information for a price of $120,000, payable in cash and Magellan common stock upon finalization of the agreement. The El Dorado concession is located 50 kilometers south of the Company’s SDA processing plant at Acaponeta, Nayarit State. Magellan intends to advance El Dorado towards production and to process the ore through the SDA plant.

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

On September 30, 2014, we formed and organized a new wholly-owned subsidiary, Gulf + Western Industries, Inc., a Nevada corporation (“Gulf+Western” or “G+W”), to own our Silver District mining interests. On October 1, 2014 we completed the transfer of those assets from Magellan to G+W. At the time of the transfer, Magellan owned all the outstanding common stock of G+W. Effective December 31, 2014, Magellan pledged all its ownership interest in G+W to Mr. John D. Gibbs, a significant shareholder in the Company, as security for outstanding amounts under a line of credit agreement between Magellan and Mr. Gibbs. As of June 30, 2018, the total amount owed under the credit agreement was $1,073,195, which includes $832,500 of principal and $240,695 of accrued interest.

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

Results of Operations for the three months Ended June 30, 2018 and 2017

	Three months ended June 30,
	2018	2017
Revenues, net	$122,829	$–

Operating costs and expenses:
Cost of Sales	315,227	–
Exploration costs	3,255	33,905
General and administrative expenses	172,851	131,399

Total operating costs and expenses	491,333	165,304

Operating loss	(368,504)	(165,304)

Other income (expense):
Interest expense	(394,201)	(15,800)
Foreign currency exchange gain	343	–
Loss on extinguishment of debt	(73,250)	–
Gain (loss) on change in derivative liability	286,919	(713,306)

Net loss	(548,693)	(894,410)

Revenues

During the three months ended June 30, 2018 our total revenues were $122,829 as compared to $-0- during the same period in 2017. Revenues were generated from the sale of tailings left from operations prior to our acquisition of the SDA Mill.

Operating expenses

During the three months ended June 30, 2018, our total operating cost and expenses were $491,333 as compared to $ 165,304 during the three months ended June 30, 2017.

During the three months ended June 30, 2018 our total cost of sales were $315,227 as compared to $-0- during the same period in 2017. Cost of sales were comprised primarily of labor and benefits, equipment depreciation, utilities and supplies.

During the three months ended June 30, 2018 we incurred $3,255 of exploration costs as compared to $33,905 during the same period in 2017. Exploration costs for the three months ended June 30, 2018 comprised of $3,255 for professional geologic fees associated with our Silver District claims. Exploration costs for the three months ended June 30, 2017 comprised of $5,882 for our consulting geologist, geochemical and maintenance expenses associated with our Silver District claims and $28,023 in various mining related expenses associated with our mining efforts in Peru.

General and administrative expenses for the three months ended June 30, 2018 totaling $172,851 as compared to $131,399 for the three months ended June 30, 2017. The $41,452 increase is primarily associated with increases in accounting and audit fees, officer compensation, investor relations, and travel expenses and which were offset by decreases in legal fees, management fees, administrative services and other costs. For the three months ended June 30, 2018, administrative expenses were comprised of investor relations fees of $58,495, officer compensation of $43,759, accounting and auditing fees of $43,728, legal fees of $17,221, and other administrative costs including travel, office, facility rents, and other expenses associated with our operations of the SDA Mill totaling $9,647.

On June 1, 2016 we executed an employment agreement with Dr. Carson in which he assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The term of the agreement covered the period from June 1, 2016 to May 31, 2017, subject to annual renewal. The agreement has subsequently been renewed each year and is currently effective from June 1, 2018 to May 31, 2019, with all terms of the original agreement remaining unchanged. A total of $32,796 representing Dr. Carson’s base salary and applicable payroll taxes was expensed and is included in general and administrative expenses for both three month periods ended June 30, 2018 and 2017, respectively.

For the three months ended June 30, 2017, general and administrative expenses were comprised of investor relations fees of $29,298, officer compensation of $32,795, accounting and auditing fees of $11,820, legal fees of $21,901, management fees to Mr. Power of $7,500, administrative service fees of $6,181, other administrative costs including travel, office and facility rents, and other expenses associated with our acquisition efforts of the SDA Mill totaling $21,891, and a $13 loss on foreign currency translations associated with our operations in Peru.

Interest expense for the three months ended June 30, 2018 and 2017 totaled $394,201 and $15,800, respectively. Interest expense for the current period is attributable primarily to our amortization of debt discounts, related party line of credit, related party notes payable, notes payable, and convertible notes.

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

The Note contained certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price. Accordingly, the conversion features of the Note were considered a discount to the Note. The Note was re-evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes we recognized a gain or loss due to a decrease or increase, respectively, in the fair value of the derivative liability. As a result of this evaluation, for the three months ended June 30, 2017 we recorded a loss on the change in the derivative liability of $713,306. During the quarter ending June 30, 2018 the Company convertible instruments temporarily qualified for derivative treatment resulting in a gain on derivative liability of $286,919.

On November 1, 2016 the Company executed a Finder’s Agreement (“Agreement”), with a third party consultant to introduce the Company to potential investors beginning with its November 2016 private placement offering. The term of the Agreement is nine months, or until the Company informs the consultant it has located investors to purchase the securities. The consultant is to be compensated for the services by cash payments totaling $30,000, payable at or before the termination of the Agreement. As of June 30, 2018 the Company had paid approximately $23,000 to the consultant pursuant to the Agreement, including $-0- and $12,000 paid during the three months ended June 30, 2018 and 2017, respectively.

Results of Operations for the six months Ended June 30, 2018 and 2017

	Six months ended June 30,
	2018	2017
Revenues, net	$122,829	$–

Operating costs and expenses:
Cost of Sales	315,227	–
Exploration costs	10,035	42,861
General and administrative expenses	425,330	286,515

Total operating costs and expenses	750,592	329,376

Operating loss	(627,763)	(329,376)

Other income (expense):
Interest expense	(477,950)	(30,993)
Foreign currency exchange gain	343	–
Loss on extinguishment of debt	(73,250)	–
Gain (loss) on change in derivative liability	286,919	(655,876)

Net loss	$(891,701)	$(1,016,245)

Revenues

During the six months ended June 30, 2018 our total revenues were $122,829 as compared to $-0- during the same period in 2017. Revenues were generated from the sale of tailings left from operations prior to our acquisition of the SDA Mill.

Operating expenses

During the six months ended June 30, 2018, our total operating costs and expenses were $750,592 as compared to $329,376 during the six months ended June 30, 2017.

During the six months ended June 30, 2018 our total cost of sales were $315,227 as compared to $-0- during the same period in 2017. Cost of sales were comprised primarily of labor and benefits, equipment depreciation, utilities and supplies.

During the six months ended June 30, 2018 we incurred $10,035 of exploration costs as compared to $42,861 in 2017. Exploration costs for the six months ended June 30, 2018 are comprised of $10,035 for professional geologic fees associated with our Silver District claims.

Exploration costs for the six months ended June 30, 2017 are comprised of $13,316 for our consulting geologist, geochemical and maintenance expenses associated with our Silver District claims and $29,945 in various mining related expenses associated with our mining efforts in Peru.

General and administrative expenses for the six months ended June 30, 2018 totaling $425,330 as compared to $286,515 for the six months ended June 30, 2017. The $138,815 increase is primarily associated with increases in accounting and audit fees, officer compensation, investor relations, and travel expenses and which were offset by decreases in legal fees, management fees, administrative services and other costs. For the six months ended June 30, 2018, administrative expenses were comprised of investor relations fees of $106,581, officer compensation of $87,555, accounting and auditing fees of $100,884, legal fees of $33,644, and other administrative costs including travel, office, facility rents, and other expenses associated with our operations of the SDA Mill totaling $96,666.

For the six months ended June 30, 2017, general and administrative expenses comprised of investor relations fees of $71,337, officer compensation of $65,591, accounting and auditing fees of $39,470, legal fees of $43,891, management fees to Mr. Power of $15,000, administrative service fees of $9,419, other administrative costs including travel, office and facility rents, and other expenses associated without acquisition efforts of the SDA Mill totaling $41,564, and a $243 loss on foreign currency translations associated with our operations in Peru.

On November 1, 2016 the Company executed a Finder’s Agreement (“Agreement”), with a third party consultant to introduce the Company to potential investors beginning with its November 2016 private placement offering. The term of the Agreement is six months, or until the Company informs the consultant it has located investors to purchase the securities. The consultant is to be compensated for the services by cash payments totaling $30,000, payable at or before the termination of the Agreement. As of June 30, 2018 the Company had paid approximately $23,000 to the consultant pursuant to the Agreement, including $-0- and $12,800 paid during the six months ended June 30, 2018 and 2017, respectively, and which is included in investor relations expenses.

On June 1, 2016 we executed an employment agreement with Dr. Carson in which he assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The term of the agreement covered the period from June 1, 2016 to May 31, 2017, subject to annual renewal. The agreement has subsequently been renewed each year and is currently effective from June 1, 2018 to May 31, 2019, with all terms of the original agreement remaining unchanged. A total of $65,591 representing Dr. Carson’s base salary and applicable payroll taxes was expensed and is included in general and administrative expenses for both six-month periods ended June 30, 2018 and 2017, respectively.

Interest expense for the six months ended June 30, 2018 and 2017 totaled $477,950 and $30,993, respectively. Interest expense for the current period is attributable primarily to our amortization of debt discount, related party line of credit, related party notes payable, notes payable and convertible notes. In addition the Company recorded on loss on debt extinguishment of $73,250 and a gain on derivative liability of $286,919 during the six months ended June 30, 2018 with is discussed in detail in the footnotes.

Liquidity and Capital Resources:

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At June 30, 2018, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $4,951,589. We expect to incur further losses in the development of our business, all of which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

We have amended our credit agreement with Mr. Gibbs, a related party, on multiple occasions with the most recent amendment extending the maturity date for the line of credit to December 31, 2018. The current borrowing limit on the credit line is $1,000,000 with a borrowing availability of $167,500 remaining.

During the six months ended June 30, 2018, we sold 12,500,000 units consisting of common stock and warrants and realized net proceeds of $250,000. Additionally, 4,000,000 warrants were exercised during the same period and net proceeds of $80,000 were realized. Proceeds from these transactions were generally used to fund working capital.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(306,346)	$(184,681)
Net cash used in investing activities	–	(208,297)
Net cash provided by financing activities	336,192	400,500
Effect of foreign currency exchange	(28,237)	(520)
Net increase in cash and cash equivalents	1,609	7,002
Cash and cash equivalents beginning of period	421	485
Cash and cash equivalents end of period	$2,030	$7,487

At June 30, 2018, we had $2,030 in cash and a $3,313,326 working capital deficit. This compares to cash of $421 and a working capital deficit of $2,827,255 at December 31, 2017.

Net cash used in operating activities during the six months ended June 30, 2018 was $306,346 and was mainly comprised of our $891,701 net loss during the period, adjusted by a non-cash charges of $366,795 for accretion of discounts on notes payable, $286,919 for gain on change in derivative liability, $81,250 for amortization of certain service contracts, and depreciation expense of $61,025. In addition, it reflects a decrease in Due from Rose Petroleum of $27,147, an increase in prepaid expenses and other assets totaling $72,005, as well as increases in accounts payable and accrued expenses totaling $236,918, and increases in accrued interest totaling $97,894 representing accrued interest on our related party line of credit, related party notes payable, convertible notes payable and other notes payable.

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

During the six months ended June 30, 2018, our net cash used in investing activities was $-0-.

During the six months ended June 30, 2017, our net cash used in investing activities was $208,297. During the period we completed the second of two private placement unit financings in Rio Silver Inc. (“Rio Silver”), associated with our mining option agreement with Rio Silver. The private placement resulted in the Company obtaining an additional 1,250,000 units at a price of Cdn$0.06, which included one share of Rio Silver common stock and one warrant to purchase one share of Rio Silver common stock for Cdn$0.06 which expire on July 19, 2018. This warrant was subsequently extended for an additional period of 18 months. The cost of the units in the second private placement totaled USD $58,297. In addition we paid $150,000 related to our option to acquire the SDA Mill.

During the six months ended June 30, 2018, net cash provided by financing activities was $336,192 comprised of the sale of stock and warrants, related party advances, the exercise of warrants and paydown on the note payable to Rose Petroleum. Funds were raised in conjunction with a private placement of equity securities in which we sold a total of 12,500,000 units priced at $0.02 per unit, resulting in total proceeds of $250,000. Each unit was comprised of one share of common stock, and one warrant entitling the holder to purchase one share of common stock at a price of $0.02 per share in cash, and expire June 30, 2018. The warrants were subsequently extended to expire on December 31, 2018. Related party advances from John Power contributed $56,192 in proceeds during the period while payments on the note payable to Rose Petroleum used $50,000. Finally, the exercise of 4,000,000 warrants at $0.02 per share during the period generated proceeds of $80,000.

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

Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include our accounts and the accounts of our 100% owned subsidiaries, Gulf + Western Industries, Inc., Magellan Acquisition Corporation, Minerales Vane 2, S.A. de C.V., and Minerales Vane Operaciones, S.A de C.V. All intercompany transactions and balances have been eliminated. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any abandonment or impairment losses. Proven and probable reserves have not been established for mineral rights as of June 30, 2018. At June 30, 2018 mineral rights totaling $323,200 were net of $117,857 of impairment and abandonment charges. No impairment charges were recognized for either of the six months ended June 30, 2018 or 2017.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements and the effect of net operating losses based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At June 30, 2018, the Company had no uncertain tax positions.

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the three and six months ended June 30, 2018 and 2017, potential common shares associated with convertible notes payable and outstanding warrants to purchase common stock have been omitted from the net loss per common share computation as they are anti-dilutive due to the net loss for these periods.

Stock-based Compensation

The Company determines the fair value of stock option awards granted to employees in accordance with FASB ASC Topic 718 – 10 and to non-employees in accordance with FASB ASC Topic 505 – 50. Compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The Company adopted the standard effective January 1, 2018 at which point it had no impact on the Company.

The Company recognizes revenue for all of its products upon transfer of control in an amount that reflects the consideration it expects to receive in exchange for those products. Transfer of control is in accordance with the terms of contracts, which is generally upon delivery of the product. While payment terms vary by contract, terms generally include payment to be made within 30 days. Revenue during the six months ended June 30, 2018, were related to the sale of concentrate to a local smelter following the processing of tailings at the SDA Mill.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number		Exhibit Description

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	*	Certification of the President,Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed or furnished herewith.

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

Date:  August 20, 2018

