Form 10-Q
period 2018-09-30
MAGELLAN GOLD Corp
filed 2018-11-19
CIK 1515317

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [ X ] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [ X ]
Emerging growth company [ X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [ X ]

On November 19, 2018, there were 142,299,417 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

MAGELLAN GOLD CORPORATION

Form 10-Q June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$2,114	$421
Due from Rose Petroleum	–	27,147
Investment in Rio Silver equities	85,213	109,532
Prepaid expenses & other current assets	59,103	121,283

Total current assets	146,430	258,383

Mineral rights, net of impairment	373,713	323,200

Property, plant & equipment net of accumulated depreciation of $105,574 and $11,822, respectively	1,137,261	1,155,811

Other Assets:
Prepaid expenses and other assets	301,158	216,151

Total other assets	301,158	216,151

Total assets	$1,958,562	$1,953,545

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$485,222	$270,424
Accrued liabilities	121,670	60,296
Line of credit - related party	832,500	932,500
Notes payable - related parties	1,212,929	1,197,437
Note payable	107,677	100,783
Accrued interest - related parties	361,134	238,651
Convertible note payable	347,010	271,697
Accrued interest	23,063	5,750
Advances payable, related party	45,148	8,100

Total current liabilities	3,536,353	3,085,638

Long term liabilities:
Asset Retirement Obligation	121,815	115,914

Total liabilities	3,658,168	3,201,552

Shareholders' deficit:
Preferred shares, $.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	–	–
Common shares - $0.001 par value; 1,000,000,000 shares authorized, 138,099,417 and 95,581,382 shares issued and outstanding, respectively	138,099	95,581
Additional paid-in capital	3,611,635	2,803,870
Accumulated other comprehensive loss	(12,288)	(87,570)
Accumulated deficit	(5,437,052)	(4,059,888)
Shareholders' deficit	(1,699,606)	(1,248,007)

Total liabilities and shareholders' deficit	$1,958,562	$1,953,545

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues, net	$2,418	$–	$125,247	$–

Operating costs and expenses:
Cost of sales	121,014	–	436,241	–
Exploration costs	10,000	10,872	20,035	53,733
General and administrative expenses	243,359	194,356	668,689	480,871

Total operating costs and expenses	374,373	205,228	1,124,965	534,604

Operating loss	(371,955)	(205,228)	(999,718)	(534,604)

Other income (expense):
Interest expense	(83,490)	(19,356)	(561,440)	(50,349)
Foreign currency exchange gain	2,819	–	3,162	–
Loss on extinguishment of debt	–	–	(73,250)	–
Unrealized gain (loss) on available-for-sale securities	1,557	–	(24,319)	–
Gain (loss) on change in derivative liability	–	(1,900)	286,919	(657,776)

Net loss	(451,069)	(226,484)	(1,368,646)	(1,242,729)

Other comprehensive income (loss):
Foreign currency translation	105,359	(342)	66,764	(862)

Net comprehensive loss	$(345,710)	$(226,826)	$(1,301,882)	$(1,243,591)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	(0.01)	$(0.02)

Basic and diluted weighted-average common shares outstanding	125,783,150	73,184,898	111,634,710	69,673,771

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2018	2017
Operating activities:
Net loss	$(1,368,646)	$(1,242,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on notes payable	392,069	–
Amortization of service contracts	119,167	43,428
Depreciation expense	91,703	–
Loss on extinguishment of debt	73,250	–
Unrealized gain (loss) on available-for-sale securities	24,319	–
Gain (loss) on change in derivative liability	(286,919)	657,776
Loss on impairment of investment	–	7,862
Stock based compensation	26,667	–
Changes in operating assets and liabilities:
Due from Rose Petroleum	27,147	–
Prepaid expenses and other assets	(38,752)	(20,199)
Accounts payable and accrued liabilities	366,172	202,899
Accrued interest	155,627	49,964
Net cash used in operating activities	(418,196)	(300,999)

Investing activities:
Purchase of plant, property and equipment	(15,760)	–
Payment of installment on El Dorado acquisition	(50,513)	–
Purchase of Rio Silver equity securities	–	(58,297)
Payment of option to acquire SDA mill	–	(150,000)
Net cash used in investing activities	(66,273)	(208,297)

Financing activities:
Proceeds from advances from related parties	116,185	86,150
Payments on advances from related parties	(71,037)	(25,050)
Proceeds from notes payable - related parties	–	275,000
Payments of notes payable - related parties	(50,000)	–
Proceeds from convertible notes	95,000	–
Proceeds from sale of common stock and warrants	340,000	175,000
Proceeds from the exercise of warrants	120,000	–
Net cash provided by financing activities	550,148	511,100

Effect of foreign currency exchange	(63,986)	(862)

Net increase in cash	1,693	942
Cash at beginning of period	421	485

Cash at end of period	$2,114	$1,427

Supplemental disclosure of cash flow information
Cash paid for interest	$12,357	$382
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Conversion of line of credit to common stock	$100,000	$–
Conversion of advances - related party to common stock	$8,100	$–
Conversion of accrued wages to common stock	$90,000	$–
Conversion of convertible debt and accrued interest to common stock	$139,200	$–
Common stock issued for other assets	$18,235	$–
Conversion of notes payable and accrued interest to common stock	$–	$26,055
Reclassifications of derivative liability to additional paid-in capital	$8,081	$777,276
Common stock issued for prepaid services contracts	–	1,500
Reclassifications of convertible note payable and accrued interest to accounts payable	$–	$8,850

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

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-months ended September 30, 2018 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2017.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses the recognition, measurement, presentation and disclosure of financial assets and liabilities. This ASU primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, this ASU clarifies the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This standard became effective on January 1, 2018. At the adoption of this standard the Company reclassified $8,518 from Accumulated Other Comprehensive Loss to Accumulated Deficit which represented the cumulative impact of the new standard.

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

Liquidity and Going Concern

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At September 30, 2018, we have not yet generated substantial revenues or achieved profitable operations and we have accumulated losses of $5,437,052. We expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

During the nine months ended September 30, 2018, we sold 17,000,000 units consisting of common stock and warrants and realized net proceeds of $340,000. Additionally, 6,000,000 warrants were exercised during the same period and net proceeds of $120,000 were realized. Proceeds from these transactions were generally used to fund working capital.

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

Note 2 – Mineral Rights and Properties

El Dorado

The Company entered into an agreement giving it the right to acquire the El Dorado Gold-Silver Property, a 50 hectare mining concession located near the village of Las Minitas, which lies 50 kilometers south of Magellan’s SDA Flotation Plant at Acaponeta, Nayarit State. The Company has initiated permitting and is in the process of selecting an underground mining contractor. The Company plans to truck the ore from El Dorado to the SDA Plant for processing.

Magellan has concluded an agreement with Ingenieros Mineros, S.A. de C.V., the owner of the El Dorado mining concession giving the Company the right to acquire the concession by making staged six-monthly option payments over two years towards an end purchase price of $800,000 (plus 16% IVA). No royalties are payable. Magellan has the right to begin production during the term of the agreement. The Company has made the initial option payment of $50,000 (plus 16% IVA).

In addition, the Company entered into an agreement to purchase a comprehensive El Dorado data package including diamond drill core and technical information for a price of $120,000, payable in cash and Magellan common stock. As of September 30, 2018, $10,000 of cash and 1,013,035 shares of common stock, with an issuance day fair value of $18,235, have been issued.

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

In August 2017, we renewed the BLM lode and mill site claims in La Paz County, Arizona with the Bureau of Land Management and these claims will remain in good standing through August 31, 2019. Additionally, in both 2017 and 2016, we made advance minimum royalty payments of $10,000 to a third party landowner on the Red Cloud lease, which includes the Red Cloud Patented claim and two BLM lode claims. In 2018, we continued to make such payments. We also expanded the Arizona State Exploration Permit to approximately 334.85 acres on the Arizona State section that comprises part of our Silver District land package and are current on our obligations under this permit.

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

In addition to the deposit, the Company was obliged to subscribe to two private placement unit financings in Rio Silver, each for aggregate proceeds of Cdn$75,000. The Company completed the first unit private placement on August 23, 2016. The first placement included 1,500,000 units priced at Cdn$0.05, which included one share of Rio Silver common stock and one warrant to purchase one share of Rio Silver common stock for Cdn$0.05 preliminarily set to expire on February 23, 2018. The cost of the units in the first private placement totaled USD $59,753. The second placement included 1,250,000 units priced at Cdn$0.06, which was completed on January 19, 2017, and included one share of Rio Silver common stock and one warrant to purchase one share of Rio Silver common stock for Cdn$0.06 preliminarily set to expire on July 19, 2018. The cost of the units in the second private placement totaled USD $58,297. Each of these transactions were recorded as an investment in Rio Silver equity securities and included on the accompanying consolidated balance sheets at September 30, 2018 and December 31, 2017. During the nine months ended September 30, 2018, we have recorded an unrealized loss of $24,319 to write-down the investment. The shares of common stock and warrants of Rio Silver have been pledged by the Company to John Power to secure repayment of a $125,000 loan.

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

Note 4 – Acquisition of SDA Mill

On March 3, 2017 the Company entered into a Memorandum of Understanding (“MOU”) with Rose Petroleum plc (“Rose”), a multi-asset natural resource business, to purchase an operating flotation plant that also includes a precious metals leach circuit and associated assets, licenses and agreements (together, the “SDA Mill”) located in the State of Nayarit, Mexico.

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

On April 12, 2018, the Company satisfied its note payable in the amount of $50,000 in favor of Rose Petroleum, plc in respect of the purchase of the SDA Mill, as required under terms of the Stock Purchase Agreement.

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

Pro forma results of operations for the nine months ended 2017 as though the Company had acquired the SDA Mill on the first day of the fiscal year of 2017 are set forth below:

September 30,
2017
Pro Forma

Net Sales	$234,856

Operating Expenses	2,238,594

Net Loss	$(2,003,738)

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

The Agreement was completed and terminated during November 2017. The Company has an outstanding receivable from Rose of $-0- as of September 30, 2018 and $27,147 as of December 31, 2017, respectively.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value at September 30, 2018	Fair Value Measurement at September 30, 2018
		Level 1	Level 2	Level 3

Investment in Rio Silver equities	$85,213	$85,213	$–	$–

	Fair Value at December 31, 2017	Fair Value Measurement at December 31, 2017
		Level 1	Level 2	Level 3

Investment in Rio Silver equities	$109,532	$109,532	$–	$–

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

On December 31, 2014, we again amended the credit agreement to increase the borrowing limit to $900,000 and extend the maturity date to December 31, 2015. As part of the 2014 amendment and the subsequent appointment of Dr. Pierce Carson as the President, CEO and Director of G+W effective June 1, 2015, we had pledged all of our 85% equity interest in G+W, which owns the Silver District properties, as security for all amounts outstanding under the credit agreement. In July 2016, we completed a share exchange with Dr. Carson to reacquire the 15% interest in G+W, and therefore at September 30, 2017 our entire 100% interest in G+W remains pledged as security for outstanding amounts under this credit agreement.

On December 31, 2015 we again amended the credit agreement to increase the borrowing limit to $1,000,000 and extended the maturity date to December 31, 2016. Finally, on March 31, 2017 with an effective date of December 31, 2016 we again amended the credit agreement to extend the maturity date to December 31, 2018. All other terms of the agreement were unchanged. At September 30, 2018 the Company has $167,500 available under the credit line.

No draws were made during the nine months ended September 30, 2018. During the same period Mr. Gibbs converted $100,000 of the outstanding balance on the line of credit into 5,000,000 shares of common stock at $0.02 per share. The outstanding balance under the line of credit was $832,500 and $932,500 at September 30, 2018 and December 31, 2017, respectively. In addition, a total of $253,285 and $213,657 of interest has been accrued on this obligation and is included in Accrued interest - related parties on the accompanying consolidated balance sheets at September 30, 2018 and December 31, 2017, respectively.

Note 8 – Notes Payable – Related Parties

In August 2011, we entered into an unsecured loan from John Power, the Company’s Director, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and is payable on demand with thirty days’ notice from the lender. During 2014, the Company made payments totaling $5,000 to pay down the principal balance of the note. Effective December 31, 2017, the interest rate on the note increased to 12% per annum. At both September 30, 2018 and December 31, 2017, the note balance was $15,000. At September 30, 2018 and December 31, 2017, interest totaling $1,346 and $1,576, respectively, was accrued on this note payable and is included in Accrued interest – related parties on the accompanying consolidated balance sheets.

In January 2014, we entered into an additional unsecured loan from Mr. Power, evidenced by a $50,000 promissory note. The promissory note bears interest at 6.75% per annum and is payable on demand with thirty days’ notice from the lender. Effective December 31, 2017, the interest rate on the note increased to 12% per annum. At September 30, 2018 and December 31, 2017, interest totaling $4,488 and $6,249, respectively, was accrued on this note payable and is included in Accrued interest – related parties on the accompanying consolidated balance sheets. At both September 30, 2018 and December 31, 2017, the note balance was $50,000.

On May 31, 2017 we entered into three short-term notes with Mr. Gibbs, Dr. Carson and Mr. Power in the principal amounts of $100,000, $25,000 and $25,000, respectively. The notes bear interest at 6% and matured on November 15, 2017. A total of $3,760 and $4,512 of interest is accrued on these notes as of September 30, 2018 and December 31, 2017, respectively. The note balances were subsequently rolled into the Series 2017 Notes.

On June 30, 2017 we entered into an additional secured loan for advances from Mr. Power and evidenced by a $125,000 promissory note. The promissory note bears interest at 6% per annum and matured on December 31, 2017 and is currently in default. Effective December 31, 2017, the interest rate on the note increased to 12% per annum. The note is collateralized by our investment in Rio Silver shares and warrants. At both September 30, 2018 and December 31, 2017, the note balance was $125,000. A total of $11,219 and $3,781 of interest is accrued on these notes as of September 30, 2018 and December 31, 2017, respectively and is included in Accrued interest – related parties on the accompanying consolidated balance sheets.

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

The total of portion of the Series 2017 Notes from related parties totaled $1,045,000, including financing fees of $95,000 recorded as discount to the notes. Mr. Gibbs, Dr. Carson, and Mr. Power transferred $100,000, $25,000, and $25,000, respectively, from the May 31, 2017 short term related party notes into the Series 2017 Notes. As of September 30, 2018 the balance on the Series 2017 Notes from related parties, net of unamortized discount of $22,071, is $1,022,929 with accrued interest of $87,036. As of December 31, 2017, the balance on the Series 2017 Notes from related parties, net of unamortized discount of $87,563, is $957,437 with accrued interest of $8,875.

During the nine months ended September 30, 2018 $65,492 of debt discount related to the above notes was amortized to interest expense.

Note 9 – Notes payable

As discussed in Note 8 – Notes Payable – Related Parties, on November 30, 2017 we entered into a series of secured promissory notes (“Series 2017 Notes”) with both related and unrelated parties in the aggregate amount of $1,155,000, including financing fees of $105,000 recorded as a discount to the notes.

The total of portion of the Series 2017 Notes from non-related parties totaled $110,000, including financing fees of $10,000 recorded as discount to the notes. As of September 30, 2018 the balance on the notes from non-related parties, net of unamortized discount of $2,323, is $107,677 with accrued interest of $9,161. As of December 31, 2017, the balance on the notes from non-related parties, net of unamortized discount of $9,217 is $100,783 with accrued interest of $934.

During the nine months ended September 30, 2018 $6,894 of debt discount related to the above notes was amortized to interest expense.

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

Effective June 8, 2018 the Company and Auctus Fund, LLC (“Auctus”) signed an Amendment No. 1 to the Convertible Promissory Noted (the “Auctus Note”) dated November 1, 2017 (the “Auctus Amendment”). Under the terms of the Auctus Amendment, the principal outstanding balance of the Auctus Note has been increased from $170,000, to $212,500. Also, Auctus agreed to forbear from exercising rights arising from certain Events of Default (as defined in the Note) unless a new Event of Default occurs or the Company fails to become current in its required SEC filings by June 30, 2018. Auctus also agreed not to exercise its conversion privileges under the Auctus Note at prices below $0.02 per share until September 30, 2018. The Company evaluated this conversion feature and determined that it did not qualify for derivative accounting. It was then determined that no beneficial conversion feature existed at the time of debt issuance. The Company recorded the change in the debt instrument as an extinguishment and recorded the increase in principal balance of $42,500 as a loss on extinguishment of debt. On August 16, 2018 the Auctus Note was again amended to decrease the minimum conversion price to $0.018. The amendment was not considered to be a substantial modification. The Company re-evaluated the conversion feature and determined that no beneficial conversion feature existed at the time of the amendment.

During the nine months ended September 30, 2018, 6,000,000 shares were related to the conversion of $91,070 of notes and $19,330 of interest and fees. As of September 30, 2018, $121,430 remains outstanding on the Auctus Notes.

On November 2, 2017, the Company sold a 10% Convertible Promissory Note (“EMA Note”) in principal amount of $125,000. After deducting the investor’s discount and legal fees, net proceeds to the Company were $113,500. The Note originally matured on November 2, 2018 but was amended to be November 2, 2019 and can be converted into the Company’s common stock after 180 days from the date the Note is issued. In early May 2018 when the note became convertible at a variable price the conversion feature was valued and recorded as a derivative liability. The conversion option continued to qualify for derivative treatment until the note was amended on June 8, 2018 (see below) and a minimum conversion price was added to the instrument. The derivative was initially valued at $225,711 which was allocated $125,000 as a debt discount and $100,711 as a loss on derivative liability. The debt discount was fully amortized and the derivative liability was adjusted to $0 as June 8, 2018 when the debt was amended. The result was $125,000 of amortization of debt discount included in interest expense and $225,711 of gain on change in derivative liability.

Effective June 8, 2018 the Company and EMA Financial, LLC (“EMA”) signed an Amendment No. 1 to the Convertible Promissory Noted (the “EMA Note”) dated November 2, 2017 (the “EMA Amendment”). Under the terms of the EMA Amendment, the principal outstanding balance of the EMA Note has been increased from $125,000, to $156,250. Also, EMA agreed to forbear from exercising rights arising from certain Events of Default (as defined in the Note) unless a new Event of Default occurs or the Company fails to become current in its required SEC filings by June 30, 2018. EMA also agreed not to exercise its conversion privileges under the EMA Note at prices below $0.02 per share until September 30, 2018. The Company evaluated this conversion feature and determined that it did not qualify for derivative accounting. It was then determined that no beneficial conversion feature existed at the time of debt issuance. The Company recorded the change in the debt instrument as an extinguishment and recorded the increase in principal balance of $31,250 as a loss on extinguishment of debt. On August 16, 2018 the EMA Note was again amended to decrease the minimum conversion price to $0.018. The amendment was not considered to be a substantial modification. The Company re-evaluated the conversion feature and determined that no beneficial conversion feature existed at the time of the amendment.

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

During the nine months ended September 30, 2018, 1,600,000 shares were related to the conversion of $26,550 of notes and $2,250 of interest and fees. As of September 30, 2018, $129,700 remains outstanding on the EMA Notes.

On July 26, 2018, the Company sold a 10% Convertible Promissory Note to Power Up Lending Group Ltd. (“July Power Up Note”) in a principal amount of $63,000. After deducting the investor’s discount and legal fees, net proceeds to the Company were $60,000. The Note matures on July 26, 2019 and can be converted into the Company’s common stock after 180 days from the date the Note is issued.

On August 20, 2018, the Company sold a 10% Convertible Promissory Note to Power Up Lending Group Ltd. (“August Power Up Note”) in a principal amount of $38,000. After deducting the investor’s discount and legal fees, net proceeds to the Company were $35,000. The Note matures on August 20, 2019 and can be converted into the Company’s common stock after 180 days from the date the Note is issued.

As of September 30, 2018, the balance on the convertible notes, net of unamortized discount of $5,121, is $347,010 with accrued interest of $13,902. As of December 31, 2017, the balance on the notes, net of unamortized discount of $23,303 is $271,697 with accrued interest of $4,815. During the three and nine months ended September 30, 2018, $879 and $24,183 of debt discount related to the above notes, respectively, was amortized to interest expense.

Note 11 – Stockholders’ Deficit

Sales of common stock and warrants:

During the nine months ended September 30, 2018, the Company raised $340,000 through the sale of 17,000,000 common stock and warrants (“Units”) at a price of $0.02 per Unit, each Unit consisting of one share of common stock and one warrant to purchase one additional share of common stock at an exercise price of $0.02 per share. The expiration date of the warrants varies from August 31, 2018 to December 31, 2018. Of this raise $330,000 was purchased by directors or significant shareholders. A price protection feature of the offering provides that if at December 31, 2018, the Company has issued common stock at a price less than $0.02 per share, then the number of Units issuable to each investor shall be increased so as to reduce the Unit price to the lower price. The allocation of relative fair values of the equity instruments at the dates of the sale transactions was as follows: common stock at 63% and the warrants at 37%.

During the nine months ended September 30, 2018, the Company received net proceeds of $120,000 from the exercise of 6,000,000 warrants at $0.02 per share.

During the nine months ended September 30, 2018, Convertible Note holders converted $21,580 of accrued interest and fees and $117,620 of principal into 7,600,000 shares of common stock in accordance with the note agreements.

During the nine months ended September 30, 2018, the Company issued 1,013,035 shares of common stock as part of the acquisition of a data package related to the El Dorado project. The shares were valued at $18,235 and recorded as an asset.

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

Effective July 24, 2018, the Company and W. Pierce Carson executed a Restricted Stock Award Agreement pursuant to which the Company granted to Carson a restricted stock award consisting of 4,000,000 shares of Common Stock, valued at $0.02 per share. 1,000,000 of the shares will vest upon the Company completing a milestone, and the remaining 3,000,000 shares are subject to ratable vesting over an 18-month period. During the nine months ended September 30, 2018 the Company recognized an expense of $26,667 related to this issuance.

Stock Options and the 2017 Equity Incentive Plan:

Under the 2017 Equity Incentive Plan, the Company is authorized to grant rights to acquire up to a maximum of 10,000,000 shares of common stock. The 2017 Plan provides for the grant of (1) both incentive and nonstatutory stock options, (2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights.

During the year ended December 31, 2017, the Company granted ten-year options to purchase 3,600,000 shares of common stock at an option exercise price of $0.04 per share, the closing price on the date of grant. As of September 30, 2018 the Company had 6,400,000 shares available for future grant.

Stock option activity within the 2017 Equity Incentive Plan and warrant activity outside the plan, for the nine-months ended September 30, 2018 is as follows:

	Stock Options		Stock Warrants
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2017	3,600,000	$0.04	1,850,000	$0.10
Granted	–	–	17,000,000	$0.02
Cancelled	–	–	–	–
Expired	–	–	(6,500,000)	$0.02
Exercised	–	–	(6,000,000)	$0.02
Outstanding at September 30, 2018	3,600,000	$0.04	6,350,000	$0.04
Exercisable at September 30, 2018	3,600,000	$0.04	6,350,000	$0.04

As of September 30, 2018 the outstanding stock options have a weighted average remaining term of 9.08 years and no intrinsic value, and the outstanding stock warrants have a weighted average remaining term of 0.25 years and no intrinsic value.

Note 12 - Commitments and Contingencies

Mining Claims

As part of our acquisition of the Silver District properties from Columbus Exploration, we assumed the Red Cloud lease whose initial term expires in August 2026. The lease requires annual advance minimum royalty payments of $10,000 through the term of the lease due on the annual anniversary of the agreement. The lease is also subject to a 2% net production royalty to be paid to the lessor from the sale of precious metals extracted from the leased property. In order to maintain the BLM lode and mill site claims, annual payments are required before the end of August of each year. Payments are also due annually on two patented claims we leased in July 2015 and on our Arizona State Minerals Exploration Permit. As of September 30, 2018, all of these claims and leases are in good standing except for the two patented claims leased in 2015.

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

The minimum future payments due on these leases are as follows for the next five years and thereafter and have been translated to US dollars using an exchange rate at September 30, 2018 of 18.72 MX pesos to US dollars:

Payment Due Date	Minimum Due ($)

2019	2,137
2020	1,336
2021	1,336
2022 and thereafter	9,349

Other contractual arrangements

On November 1, 2016 the Company executed a Finder’s Agreement (“Agreement”), with a third party consultant to introduce the Company to potential investors beginning with its November 2016 private placement offering. The term of the Agreement is six months, or until the Company informs the consultant it has located investors to purchase the securities. The consultant is to be compensated for the services by cash payments totaling $30,000, payable at or before the termination of the Agreement. As of September 30, 2018, the Company paid approximately $23,500 in total to the consultant pursuant to the Agreement, including $12,500 paid during year ended December 31, 2017 and $11,000 during the year ended December 31, 2016.

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

At September 30, 2018 a total of $30,000 and $11,110 of salary and associated payroll tax obligations, respectively, is accrued in connection with the agreement and included in accrued liabilities on the accompanying consolidated balance sheets.

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

Management fees to Mr. Power for the three months ended September 30, 2018 and 2017, are $-0- and $7,500, respectively. Management fees to Mr. Power for the nine months ended September 30, 2018 and 2017, are $-0- and $15,000, respectively. These fees are included in general and administrative expenses in our statement of operations. At September 30, 2018 and December 31, 2017, $27,500 of the fees had not been paid and are included in accrued liabilities on the accompanying consolidated balance sheets.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	September 30, 2018	December 31, 2017
Accrued interest payable - Mr. Gibbs	$299,811	$221,103
Accrued interest payable - Mr. Power	58,281	16,562
Accrued interest payable - Dr. Carson	3,042	986

	$361,134	$238,651

During the nine months ended September 30, 2018, we paid a total of $12,357 to Mr. Power representing unpaid accrued interest on notes payable. During the year ended December 31, 2017, we paid a total of $382 to Mr. Power representing unpaid accrued interest on notes payable.

Advances Payable – Related Party

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

	Nine Months Ended September 30, 2018
	Advances	Repayments/Conversion
Mr. Power	$116,185	$71,037
Mr. Carson	–	8,100
Totals	$116,185	$79,137

	Year Ended December 31, 2017
	Advances	Repayments
Mr. Power	$26,050	$26,050
Mr. Carson	8,100	–
Totals	$34,150	$26,050

At September 30, 2018 and December 31, 2017  a total of $45,148 and $8,100 of short-term advances from related parties were outstanding and are included in advances payable, related party on the accompanying consolidated balance sheets.

In addition to the above, during the year ended December 31, 2017, Mr. Power loaned the Company $25,000 in a short term note that was subsequently transferred into the Series 2017 Notes.

Note 15 – Subsequent Events

Subsequent to September 30, 2018, the Auctus Note holders converted $2,814 of accrued interest and fees and $45,234 of principal into 4,200,000 shares of common stock in accordance with the note agreements. On October 31, 2018, the Company repaid in full the remaining balance of the Auctus note with a payment of $86,217.

In October 2018, the Company sold $205,000 of Series 2018A 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Notes are convertible into shares of Common Stock at a conversion price of $0.02 during the life of the Note. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes mature twelve (12) months from the Date of Issue. Maturity Date can be extended at the option of the Company for an additional one (1) year. Within thirty (30) days following the closing of the Offering, the Company has agreed to prepare and file a Registration Statement on Form S-1 registering the resale of the shares of Common Stock issuable upon conversion of the Notes. Funds from this financing was used to repay in full the EMA Note.

In October 2018 the Company sold $160,700 of Series 2018 36% Unsecured Promissory Notes (“Notes”) (“Bridge Note Offering”). The purchase price of the Note is equal to the principal amount of the Note. The Maturity Date of the Notes is December 31, 2018.

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

On September 30, 2014, we formed and organized a new wholly-owned subsidiary, Gulf + Western Industries, Inc., a Nevada corporation (“Gulf+Western” or “G+W”), to own our Silver District mining interests. On October 1, 2014 we completed the transfer of those assets from Magellan to G+W. At the time of the transfer, Magellan owned all the outstanding common stock of G+W. Effective December 31, 2014, Magellan pledged all its ownership interest in G+W to Mr. John D. Gibbs, a significant shareholder in the Company, as security for outstanding amounts under a line of credit agreement between Magellan and Mr. Gibbs. As of September 30, 2018, the total amount owed under the credit agreement was $1,085,785, which includes $832,500 of principal and $253,285 of accrued interest.

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

The Company entered into an agreement giving it the right to acquire the El Dorado Gold-Silver Property, a 50 hectare mining concession located near the village of Las Minitas, which lies 50 kilometers south of Magellan’s SDA Flotation Plant at Acaponeta, Nayarit State. Magellan intends to advance El Dorado towards production as a matter of priority. The Company has initiated permitting and is in the process of selecting an underground mining contractor. The project has excellent road and rail infrastructure, and the Company plans to truck the ore from El Dorado to the SDA Plant for processing. El Dorado is situated within a district of epithermal vein systems from which historic mining produced high grades.

Commencement of mining will depend on a number of preconditions, the most important of which include obtaining environmental and blasting permits, selecting and mobilizing a mining contractor and procuring financing. An access and land use agreement with the local ejido already is in place. Once development begins, ore will be accessible with a minimal amount of underground development. Ore will be sourced initially from the shallow, upper portions of the mineralized veins.

Drilling on the El Dorado vein system was conducted by a TSX.V-listed company in 2010-2011 and comprised 28 diamond core holes totaling 4,950 meters. Two veins appear to offer particular promise for mining, namely the Hundido and Intermedia veins. These veins lie adjacent to and along strike from the old Hundido Mine, which from 1900-1927 produced an estimated 50,000 tonnes of high-grade gold-silver ore. The veins are steeply-dipping, highly silicified structures cutting volcanic rocks. Polygonal resource calculations for the two veins, based on intersections in 10 core holes and after applying a 25% tonnage deduction for dilution and recovery factors, yielded respectively 89,000 tonnes grading 7.01 g/t gold equivalent (Au+Ag) over a true width of 2.3 meters (Hundido Vein); and 91,000 tonnes grading 15.17 g/t gold equivalent (Au+Ag) over a true width of 8.3 meters (Intermedia Vein). These resources are non-NI43-101 compliant. The mineralization extends from near surface to a drilled depth of 150 meters and is open at greater depth.

The El Dorado vein system can be traced on the surface for a distance greater than three kilometers and exhibits structural complexity with numerous conjugate vein splits both in the hangingwall and footwall. This complex structure hosts multiple mineralized zones including high-grade veins potentially minable underground, and lower-grade open-pittable stockwork zones that are observed to extend over tens of meters in width in both the hangingwall and footwall of the El Dorado vein system.

Magellan has concluded an agreement with Ingenieros Mineros, S.A. de C.V., the owner of the El Dorado mining concession giving the Company the right to acquire the concession by making staged six-monthly option payments over two years towards an end purchase price of $800,000 (plus 16% IVA). No royalties are payable. Magellan has the right to begin production during the term of the agreement. The Company has made the initial option payment of $50,000 (plus 16% IVA). In addition, Magellan has agreed with a TSX.V-listed company to purchase a comprehensive El Dorado data package including diamond drill core and technical information for a price of $120,000, payable in cash and Magellan common stock.

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

Results of Operations for the three months Ended September 30, 2018 and 2017

	Three months ended September 30,
	2018	2017
Revenues, net	$2,418	$–

Operating costs and expenses:
Cost of Sales	121,014	–
Exploration costs	10,000	10,872
General and administrative expenses	243,359	194,356

Total operating costs and expenses	374,373	205,228

Operating loss	(371,955)	(205,228)

Other income (expense):
Interest expense	(83,490)	(19,356)
Foreign currency exchange gain	2,819	–
Unrealized gain (loss) on available-for-sale securities	1,557	–
Loss on change in derivative liability	–	(1,900)

Net loss	$(451,069)	(226,484)

Revenues

During the three months ended September 30, 2018 our total revenues were $2,418 as compared to $-0- during the same period in 2017. Revenues were generated from the sale of tailings left from operations prior to our acquisition of the SDA Mill.

Operating expenses

During the three months ended September 30, 2018, our total operating cost and expenses were $374,373 as compared to $205,228 during the three months ended September 30, 2017.

During the three months ended September 30, 2018 our total cost of sales were $121,014 as compared to $-0- during the same period in 2017. Cost of sales were comprised primarily of labor and benefits, equipment depreciation, utilities and supplies of running the SDA Mill.

During the three months ended September 30, 2018 we incurred $10,000 of exploration costs as compared to $10,872 during the same period in 2017. Exploration costs for the three months ended September 30, 2018 comprised of $10,000 for advance royalty payments associated with our Silver District claims. Exploration costs for the three months ended September 30, 2017 comprised of $10,872 for our lease payments and maintenance expenses associated with our Silver District claims.

General and administrative expenses for the three months ended September 30, 2018 total $243,359 as compared to $194,356 for the three months ended September 30, 2017. The $49,003 increase is primarily associated with increases in accounting and audit fees, officer compensation, investor relations, travel expenses and other administrative costs. These were were offset primarily by a decrease in other costs, including expenses associated with our acquisition efforts of the SDA Mill, and management fees. For the three months ended September 30, 2018, administrative expenses were comprised of accounting and auditing fees of $38,772, legal fees of $26,290, officer compensation of $68,427, investor relations fees of $49,300, and other costs, including administrative, travel, office, facility rents, and other expenses totaling $60,570.

On June 1, 2016 we executed an employment agreement with Dr. Carson in which he assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The term of the agreement covered the period from June 1, 2016 to May 31, 2017, subject to annual renewal. The agreement has subsequently been renewed each year and is currently effective from June 1, 2018 to May 31, 2019, with all terms of the original agreement remaining unchanged. A total of $32,760 representing Dr. Carson’s base salary and applicable payroll taxes was expensed and is included in general and administrative expenses for both three month periods ended September 30, 2018 and 2017, respectively.

For the three months ended September 30, 2017, general and administrative expenses were comprised of accounting and auditing fees of $20,658, legal fees of $25,010, officer compensation and payroll taxes of $68,427, management fees of $5,000, investor relations fees of $17,758, other costs, including administrative expenses, travel, office and facility rents, and other expenses associated with our acquisition efforts of the SDA Mill totaling $88,037.

Interest expense for the three months ended September 30, 2018 and 2017 totaled $83,490 and $19,356, respectively. Interest expense for the current period is attributable primarily to our amortization of debt discount, related party line of credit, related party notes payable, notes payable, and convertible notes.

Results of Operations for the nine months Ended September 30, 2018 and 2017

	Nine months ended September 30,
	2018	2017
Revenues, net	$125,247	$–

Operating costs and expenses:
Cost of Sales	436,241	–
Exploration costs	20,035	53,733
General and administrative expenses	668,689	480,871

Total operating costs and expenses	1,124,965	534,604

Operating loss	(999,718)	(534,604)

Other income (expense):
Interest expense	(561,440)	(50,349)
Foreign currency exchange gain	3,162	–
Loss on change in derivative liability	(73,250)	–
Unrealized gain (loss) on available-for-sale securities	(24,319	–
Gain (loss) on change in derivative liability	286,919	(657,776)

Net loss	$(1,368,646)	$(1,242,729)

Revenues

During the nine months ended September 30, 2018 our total revenues were $125,247 as compared to $-0- during the same period in 2017. Revenues were generated from the sale of tailings left from operations prior to our acquisition of the SDA Mill.

Operating expenses

During the nine months ended September 30, 2018, our total operating costs and expenses were $1,124,965 as compared to $534,604 during the nine months ended September 30, 2017.

During the nine months ended September 30, 2018 our total cost of sales were $436,241 as compared to $-0- during the same period in 2017. Cost of sales were comprised primarily of labor and benefits, equipment depreciation, utilities and supplies.

During the nine months ended September 30, 2018 we incurred $20,035 of exploration costs as compared to $53,733 in 2017. Exploration costs for the nine months ended September 30, 2018 are comprised of $10,035 for professional geologic fees and $10,000 of advance royalty payments, both associated with our Silver District claims.

Exploration costs for the nine months ended September 30, 2017 are comprised of $24,188 for our consulting geologist, geochemical, lease payments and maintenance expenses associated with our Silver District claims and $29,545 in various mining related expenses associated with our mining efforts in Peru.

General and administrative expenses for the nine months ended September 30, 2018 total $668,689 as compared to $480,871 for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, administrative expenses were comprised of accounting and auditing fees of $139,655, legal fees of $59,934, officer compensation and payroll taxes of $155,982, investor relations of $155,881, and other expenses, including administrative, travel, office and facility rents, and other costs associated with our acquisition efforts of the SDA Mill, totaling $157,237.

For the nine months ended September 30, 2017, general and administrative expenses primarily comprised of accounting and auditing fees of $60,128, legal fees of $68,901, officer compensation of $98,387, management fees to Mr. Power of $20,000, investor relations fees of $89,095, and other expenses, including administrative, travel, office and facility rents, and other costs associated with our acquisition efforts of the SDA Mill, totaling $144,409.

On June 1, 2016 we executed an employment agreement with Dr. Carson in which he assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The term of the agreement covered the period from June 1, 2016 to May 31, 2017, subject to annual renewal. The agreement has subsequently been renewed each year and is currently effective from June 1, 2018 to May 31, 2019, with all terms of the original agreement remaining unchanged. A total of $98,315 representing Dr. Carson’s base salary and applicable payroll taxes was expensed and is included in general and administrative expenses for both nine month periods ended September 30, 2018 and 2017, respectively.

Interest expense for the nine months ended September 30, 2018 and 2017 totaled $561,440 and $50,349, respectively. Interest expense for the current period is attributable primarily to our amortization of debt discount, related party line of credit, related party notes payable, notes payable, and convertible notes.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At September 30, 2018, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $5,404,215. We expect to incur further losses in the development of our business, all of which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

We have amended our credit agreement with Mr. Gibbs, a related party, on multiple occasions with the most recent amendment extending the maturity date for the line of credit to December 31, 2018. The current borrowing limit on the credit line is $1,000,000 with a borrowing availability of $167,500 remaining.

During the nine months ended September 30, 2018, we sold 17,000,000 units consisting of common stock and warrants and realized net proceeds of $340,000. Additionally, 6,000,000 warrants were exercised during the same period and net proceeds of $120,000 were realized. Proceeds from these transactions were generally used to fund working capital.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(418,196)	$(300,999)
Net cash used in investing activities	(66,273)	(208,297)
Net cash provided by financing activities	550,148	511,100
Effect of foreign currency exchange	(63,986)	(862)

Net increase in cash and cash equivalents	1,693	942
Cash and cash equivalents beginning of period	421	485
Cash and cash equivalents end of period	$2,114	$1,427

At September 30, 2018, we had $2,114 in cash and a $3,389,923 working capital deficit. This compares to cash of $421 and a working capital deficit of $2,827,255 at December 31, 2017.

Net cash used in operating activities during the nine months ended September 30, 2018 was $418,196 and was mainly comprised of our $1,368,646 net loss during the period, adjusted by a non-cash charges of $392,069 for accretion of discounts on notes payable, $119,167 for amortization of certain service contracts, $286,919 as a loss on change in derivative liability, 26,667 as a stock compensation and depreciation expense of $91,703. In addition, it reflects a decrease in Due from Rose Petroleum of $27,147, an increase in prepaid expenses and other assets totaling $38,752, as well as increases in accounts payable and accrued expenses totaling $155,627.

Net cash used in operating activities during the nine months ended September 30, 2017 was $300,999 and was mainly comprised of our $1,242,729 net loss during the period, adjusted by a non-cash charge of $43,428 representing the amortization of certain service contracts, and the loss on a increase in our derivative liability of $657,776, and a $7,862 loss on an impairment of an investment. In addition, it reflects an increase in prepaid expenses and other assets totaling $20,199, as well as increases in accounts payable and accrued expenses totaling $202,899, and increases in accrued interest totaling $49,964 representing accrued interest on our related party line of credit and related party and other notes payable.

During the nine months ended September 30, 2018, our net cash used in investing activities was $66,273 which was due to the purchase of plant, property and equipment, as well as an installment payment for acquisition of the El Dorado gold-silver property.

During the nine months ended September 30, 2017, our net cash used in investing activities was $208,297. During the period we completed the second of two private placement unit financings in Rio Silver Inc. (“Rio Silver”), associated with our mining option agreement with Rio Silver. The private placement resulted in the Company obtaining an additional 1,250,000 units at a price of Cdn$0.06, which included one share of Rio Silver common stock and one warrant to purchase one share of Rio Silver common stock for Cdn$0.06 which expire on July 19, 2018. This warrant was subsequently extended for an additional period of 18 months. The cost of the units in the second private placement totaled USD $58,297. In addition we paid $150,000 towards the purchase of the SDA Mill.

During the nine months ended September 30, 2018, net cash provided by financing activities was $550,148 comprised of the sale of stock and warrants, related party advances, the exercise of warrants and paydown on the note payable to Rose Petroleum. Funds were raised in conjunction with a private placement of equity securities in which we sold a total of 17,000,000 units priced at $0.02 per unit, resulting in total proceeds of $340,000. Each unit was comprised of one share of common stock, and one warrant entitling the holder to purchase one share of common stock at a price of $0.02 per share in cash, and have varying expiration dates from August 31, 2018 to December 31, 2018. Related party advances from John Power contributed a net amount of $45,148 in proceeds during the period while payments on the note payable to Rose Petroleum used $50,000. Finally, the exercise of 6,000,000 warrants at $0.02 per share during the period generated proceeds of $120,000.

During the nine months ended September 30, 2017, net cash provided by financing activities was $511,100. During the period, Mr. Power, an executive and director, advanced the Company a total of $78,050 of which $25,050 was repaid. Also during the period, Dr. Carson, an executive and director, advanced the Company $8,100 with no repayments. In addition, during the nine months ended September 30, 2017 we completed a private placement of equity securities with two investors in which we sold a total of 1,250,000 units priced at $0.10 per unit, resulting in total proceeds of $125,000. Each unit was comprised of one share of common stock, and one warrant entitling the holder to purchase one share of common stock at a price of $0.10 per share in cash, and expire December 30, 2017. In addition on August 3, 2017, a warrant holder exercised 500,000 warrants resulting in net proceeds of $50,000.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any abandonment or impairment losses. Proven and probable reserves have not been established for mineral rights as of September 30, 2018. At September 30, 2018 mineral rights totaling $373,713 were net of $117,857 of impairment and abandonment charges. No impairment charges were recognized for either of the nine months ended September 30, 2018 or 2017.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements and the effect of net operating losses based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At September 30, 2018, the Company had no uncertain tax positions.

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the three and nine months ended September 30, 2018 and 2017, potential common shares associated with convertible notes payable and outstanding warrants to purchase common stock have been omitted from the net loss per common share computation as they are anti-dilutive due to the net loss for these periods.

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

Recently Adopted Accounting Standards

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses the recognition, measurement, presentation and disclosure of financial assets and liabilities. This ASU primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, this ASU clarifies the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This standard became effective on January 1, 2018. At the adoption of this standard the Company reclassified $8,518 from Accumulated Other Comprehensive Loss to Accumulated Deficit which represented the cumulative impact of the new standard.

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

Dated: November 19, 2018

MAGELLAN GOLD CORPORATION

By: /s/ W. Pierce Carson

W. Pierce Carson

President, Chief Executive Officer

(Principal Executive Officer)

By: /s/ Michael P. Martinez

Michael P. Martinez

Chief Financial Officer

(Principal Accounting Officer)

