Form 10-K
period 2018-12-31
MAGELLAN GOLD Corp
filed 2019-04-12
CIK 1515317

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 333-174287

             MAGELLAN GOLD CORPORATION
(Name of Registrant in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-3566922 I.R.S. Employer Identification Number

500 Marquette Avenue NW, Albuquerque, NM 87102
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:   (707) 884-3766

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and” smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

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

The aggregate market value of the 1,158,543 shares of voting and non-voting common equity held by non-affiliates of the Company calculated by taking the last sales price of the Company's common stock of $1.525 on June 29, 2018 was $1,766,778.081.

The number of shares outstanding of the registrant’s common stock, as of April 11, 2019 is 3,529,003.

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

None.

____________

1 The closing price of $1.525 on June 29, 2018 gives retroactive effect to the one-for-fifty (1-for-50) reverse stock split which was effective on January 7, 2019 (the “Reverse Split”).

i

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

ii

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

INTRODUCTION

About Our Company

Magellan Gold Corporation (“Magellan”, “the Company”, “our” or “we”) was formed and organized effective September 28, 2010, under the laws of the State of Nevada. We are an exploration stage company and our principal business is the acquisition and exploration of mineral resources in Arizona, Nevada and Mexico. We have not presently determined whether the properties to which we have mining rights contain mineral deposits that are economically recoverable.

We were formed and organized by Athena Silver Corporation (“Athena”), a Delaware corporation, and by John C. Power and John D. Gibbs, two of the control persons and principal shareholders of Athena. Effective September 2010, we issued an aggregate of 660,000 shares of common stock to our founders in consideration of $0.125 per share:  600,000 shares were issued to Messrs. Power and Gibbs and 60,000 shares were issued to Athena. During 2011, the majority of the shares issued to Athena were distributed, in the nature of a spin-off dividend of such shares, to the shareholders of Athena, as of a Record Date of December 31, 2010, pro rata.

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

The Company continues to pursue the Silver District property but fully impaired the capitalized value of $323,200 during the year ended December 31, 2018.

SDA Mill Acquisition

On November 30, 2017, the Company purchased from Rose Petroleum plc (“Rose”) a mineral processing mill operation located in the state of Navarit, Mexico (the “SDA Mill”) as well as its associated assets, licenses and agreements. Magellan previously had paid a $50,000 option payment, and an additional $100,000 option-to-purchase extension. The $100,000 option extension payment was applied against the cash portion of the purchase price.

The purchase price for the SDA Mill consisted of $850,000 cash, a $50,000 promissory note, the $50,000 non-refundable option payment, the $100,000 option-to-purchase payment, and 284,017 shares of common stock (the “Shares”) with a fair value of $426,025 on the date of acquisition. The note was non-interest bearing and has been paid in full. The Shares will be held in escrow for a period of 12 months and the Company has the option to repurchase the Shares from Rose for the sum of $500,000 in the first six months and $550,000 in months seven to twelve.

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

El Dorado Acquisition

In August, 2018, the Company entered into an agreement giving it the right to acquire the El Dorado Gold-Silver Property, a 50 hectare mining concession located near the village of Las Minitas, which lies 50 kilometers south of Magellan’s SDA Flotation Plant at Acaponeta, Nayarit State. Magellan intends to advance El Dorado towards production as a matter of priority. The Company has initiated permitting and is in the process of selecting an underground mining contractor. The project has excellent road and rail infrastructure, and the Company plans to truck the mineralized material from El Dorado to the SDA Plant for processing. El Dorado is situated within a district of epithermal vein systems from which historic mining produced high grades.

Commencement of mining will depend on a number of preconditions, the most important of which include obtaining environmental and blasting permits, selecting and mobilizing a mining contractor and procuring financing. An access and land use agreement with the local ejido already is in place. Once development begins, mineralized material will be accessible with a minimal amount of underground development. Mineralized material will be sourced initially from the shallow, upper portions of the mineralized veins.

Drilling on the El Dorado vein system was conducted by a TSX.V-listed company in 2010-2011 and comprised 28 diamond core holes totaling 4,950 meters. Two veins appear to offer particular promise for mining, namely the Hundido and Intermedia veins. These veins lie adjacent to and along strike from the old Hundido Mine, which from 1900-1927 produced an estimated 50,000 tonnes of high-grade gold-silver ore. The veins are steeply-dipping, highly silicified structures cutting volcanic rocks. Polygonal resource calculations for the two veins, based on intersections in 10 core holes and after applying a 25% tonnage deduction for dilution and recovery factors, yielded respectively 89,000 tonnes grading 7.01 g/t gold equivalent (Au+Ag) over a true width of 2.3 meters (Hundido Vein); and 91,000 tonnes grading 15.17 g/t gold equivalent (Au+Ag) over a true width of 8.3 meters (Intermedia Vein). These mineralized materials do not constitute ore reserves under SEC Industry Guide 7, The mineralization extends from near surface to a drilled depth of 150 meters and is open at greater depth.

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

Magellan concluded the agreement with Ingenieros Mineros, S.A. de C.V., the owner of the El Dorado mining concession giving the Company the right to acquire the concession by making staged six-monthly option payments over two years towards an end purchase price of $800,000 (plus 16% IVA). No royalties are payable. Magellan has the right to begin production during the term of the agreement. The Company has made the initial option payment of $50,000 (plus 16% IVA). In addition, Magellan has agreed with a TSX.V-listed company to purchase a comprehensive El Dorado data package including diamond drill core and technical information for a price of $120,000, payable in cash and Magellan common stock.

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

We have not completed a feasibility study with regard to all or a portion of any of our properties to date. Any mineralized material discovered or extracted by us should not be considered proven or probable mineral reserves. As of December 31, 2018, none of our mineralized material met the definition of proven or probable mineral reserves. We expect to remain an exploration stage company for the foreseeable future, even though we were extracting and processing mineralized material. We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable mineral reserves that meet the guidelines under SEC Industry Guide 7.

On October 31, 2018, the SEC adopted final rules modernizing disclosure requirements for companies with material mining operations (excluding oil and gas). The rules will implement extensive changes to the existing disclosure regime and are intended to align US disclosure requirements more closely with current industry and global regulatory practices and standards, specifically the Committee for Mineral Reserves International Reporting Standards (“CRIRSCO”). The rules have a two year phase-in period. Companies are not required to begin to comply with the rules until their first fiscal year beginning on or after January 1, 2021.

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

The holder of a valid unpatented mining claim has possessory title to the land covered thereby, which gives the claimant exclusive possession of the surface for mining purposes and the right to mine and remove minerals from the claim. Legal title to land encompassed by an unpatented mining claim remains in the United States, and the government can contest the validity of a mining claim. The General Mining Law requires the performance of annual assessment work for each claim, and subsequent to enactment of the Federal Land Policy and Management Act of 1976, 43 U.S.C. §1201 et seq., mining claims are invalidated if evidence of assessment work is not timely filed with BLM. However, in 1993 Congress enacted a provision requiring payment of $140 per year (now $155 per year) claim maintenance fee in lieu of performing assessment work, subject to an exception for small miners having less than 10 claims. No royalty is paid to the United States with respect to minerals mined and sold from a mining claim The General Mining Law provides a procedure for a qualified claimant to obtain a mineral patent   (i.e., fee simple title to the mining claim) under certain conditions. It has become much more difficult in recent years to obtain a patent. Beginning in 1994, Congress imposed a funding moratorium on the processing of mineral patent applications which had not reached a designated stage in the patent process at the time the moratorium went into effect. Additionally, Congress has considered several bills in recent years to repeal the General Mining Law or to amend it to provide for the payment of royalties to the United States and to eliminate or substantially limit the patent provisions of the law.

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

We have two material properties, namely the Silver District Project in southwest Arizona and the SDA Mill in Nayarit State, Mexico. We also recently acquired rights to explore the El Dorado prospect in Nayarit State, Mexico, which is in proximity to the SDA Mill. We currently intend to engage in exploration activities on the Silver District Project and, if commercially recoverable deposits are found, to conduct mineral development activities.  We intend to assess and acquire mineral properties in the region of the SDA Mill with the objective of sourcing ore for processing at the mill. To date, we have only begun preliminary exploration work.

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

Silver District Claim Map

CLAIM STATUS SUMMARY
PURCHASE OPTION & LEASE PROPERTIES
Red Cloud Patent (& 2 unpatented claims)
Lease $10,000 pa
2% NSR Royalty
Silver Glance & Mendivil Patents
Lease & Purchase Option $3,000 pa
Balance $247,000 - No Royalty
West Clip
Clip
Amelia
Revelation
Maxie
North Geronimo
Geronimo
Mendivil
T 3 S - R 23 W
T 3 S - R 22 W
T 3 S - R 23 W
T 4 S - R 23 W
Padre Kino
Princess
Silver King
State
Red Cloud
Papago
Pacific
Silver Glance
Black Rock
Riho Vein
MAGELLAN PROPERTIES
100% Magellan Unpatented (108 claims)
James G. Blaine Patent 5% NPI Royalty
Pacific-Black Rock Patents No Royalty
Bell Royalty (15 Claims) 2% NSR
TOMC Royalty (62 Claims) 1.5% NSR
Arizona State Exploration Permit Lease - Annual Fee
NON - MAGELLAN PROPERTIES
Foreign Patent
N
0
3000
SCALE IN FEET
Magellan Gold Corporation
Claim Location Map
Silver District Project
La Paz County, Arizona

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

SDA Mill, Nayarit, Mexico

San Diego
Tucson
UNITED STATES OF AMERICA
El Paso
Houston
Chihuahua
Baja Peninsula
Gulf of California
MEXICO
Pacific Ocean
Sierra Madre Occidental
Monterrey
Gulf of Mexico
Central Plateau
Sierra Madre Oriental
Mazatlan
Cabo San Lucas
SDA MILL
Acaponeta
Guadalajara
Puerto Vallarta
N
Mexico City
Yucatan Peninsula
400km
300 mi
Sierra Madre del Sur
Acapulco
MAGELLAN
CENTRAL AMERICA

SDA Mill, Nayarit State, Mexico

On March 3, 2017, Magellan acquired a 150-day option to purchase the SDA Mill from Rose Petroleum plc and its wholly-owned subsidiary Minerales Vane S,A. de C.V. (“Rose”) for consideration of $1.0 million in cash and $500,000 in restricted common stock of Magellan. The Company paid an initial $50,000 option fee on March 3, 2017, and on June 1, 2017 paid an additional $100,000 option fee that also applied to the purchase price upon closing.

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

On November 30, 2017, as disclosed above, the transaction closed for the agreed upon price of approximately US$1.5 million, consisting of $1,000,000 in cash, including the $100,000 option extension payment, and $500,000 in restricted common stock of Magellan. Based upon the volume weighted average price per share of Magellan Gold stock for the 30 calendar days preceding the closing date, 284,017 shares of stock were issued in connection with the transaction.

The total purchase price for the SDA Mill was determined to be $1,476,025 which consisted of $850,000 cash, a $50,000 promissory note, the $50,000 non-refundable option payment, the $100,000 previously paid for the option-to-purchase extension, and 284,017 shares of common stock (the “Shares”) with a fair value of $426,025. The note was non-interest bearing and has been paid in full. The Shares will be held in escrow for a period of 12 months and the Company has the option to repurchase the Shares from Rose for the sum of $500,000 in the first six months and $550,000 in months 7 to 12. This repurchase option expired unexercised.

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

Recent Developments with the SDA Mill

The Company has reached preliminary agreement with a private company supplier of mineralized material to toll treat the material at the Company’s SDA Mill. The supplier will source the mineralized material and deliver it to the mill. Test processing of a bulk sample of approximately 600 tons was completed in February 2019. While the results of the test were encouraging, the supplier has experienced challenges in providing mineralized ore on a consistent basis. The Company intends to identify alternative suppliers for the mill.

El Dorado

EL DORADO GOLD-SILVER PROJECT, NAYARIT STATE, MEXICO

In August, 2018, the Company entered into an agreement giving it the right to acquire the El Dorado Gold-Silver Property, a 50 hectare mining concession located near the village of Las Minitas, which lies 50 kilometers south of Magellan’s SDA Flotation Plant at Acaponeta, Nayarit State. Magellan intends to advance El Dorado towards production as a matter of priority. The Company has initiated permitting and is in the process of selecting an underground mining contractor. The project has excellent road and rail infrastructure, and the Company plans to truck the mineralized material from El Dorado to the SDA Plant for processing. El Dorado is situated within a district of epithermal vein systems from which historic mining produced high grades.

Commencement of mining will depend on a number of preconditions, the most important of which include obtaining environmental and blasting permits, selecting and mobilizing a mining contractor and procuring financing. An access and land use agreement with the local ejido already is in place. Once development begins, mineralized material will be accessible with a minimal amount of underground development. Mineralized material will be sourced initially from the shallow, upper portions of the mineralized veins.

Drilling on the El Dorado vein system was conducted by a TSX.V-listed company in 2010-2011 and comprised 28 diamond core holes totaling 4,950 meters. Two veins appear to offer particular promise for mining, namely the Hundido and Intermedia veins. These veins lie adjacent to and along strike from the old Hundido Mine, which from 1900-1927 produced an estimated 50,000 tonnes of high-grade gold-silver ore. The veins are steeply-dipping, highly silicified structures cutting volcanic rocks. Polygonal resource calculations for the two veins, based on intersections in 10 core holes and after applying a 25% tonnage deduction for dilution and recovery factors, yielded respectively 89,000 tonnes grading 7.01 g/t gold equivalent (Au+Ag) over a true width of 2.3 meters (Hundido Vein); and 91,000 tonnes grading 15.17 g/t gold equivalent (Au+Ag) over a true width of 8.3 meters (Intermedia Vein). These mineralized materials do not constitute ore reserves under SEC Industry Guide 7. The mineralization extends from near surface to a drilled depth of 150 meters and is open at greater depth.

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

Magellan concluded the agreement with Ingenieros Mineros, S.A. de C.V., the owner of the El Dorado mining concession giving the Company the right to acquire the concession by making staged six-monthly option payments over two years towards an end purchase price of $800,000 (plus 16% IVA). No royalties are payable. Magellan has the right to begin production during the term of the agreement. The Company has made the initial option payment of $50,000 (plus 16% IVA). The Company is currently negotiating an extension to the payment schedule. In addition, Magellan has agreed with a TSX.V-listed company to purchase a comprehensive El Dorado data package including diamond drill core and technical information for a price of $120,000, payable in cash and Magellan common stock.

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

SDA Mill

Location and Access

The SDA Mill (“SDA”) is located in the town of San Dieguito de Arriba, within the municipality of Acaponeta, in the State of Nayarit, Mexico. It is approximately 15 km east of Acaponeta and easily accessible by paved road. The town, with a population of approximately 300 inhabitants, lies at an elevation of 38 meters asl and is within the ejido of the same name. Acaponeta is about 150 km southeast from Mazatlan, a 1.5 hours drive via a major paved highway. Mazatlan is served by direct flights from several cities in the US and Canada.

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

Workforce

When fully operational the SDA Mill is operated with a total of 36 employees, which includes 3 in administration (I GM and 2 Engineers), 4 in the laboratory and 29 operators. The technical support for metallurgy is provided through an external consultant. Overall the workforce is well trained to maintain current operating status, and open to process improvement given external support. Turnover is nil with the advantage of the local workforce, and community relations are in good standing.

Process Plant

The main sections of the SDA process plant include:

•	Crushing – two stage crushing in closed circuit – capacity 25 mtph

•	Grinding – ball mill in closed circuit with cyclone classifier – capacity 150 mtpd

•	Flotation – including conditioner tank, roughers and cleaners – capacity + 150 mtpd

•	Concentrate vats, drying and load out area

•	Tailings facility – contains 250,000 mt – additional capacity 150,000 mt

•	Analytical laboratory

•	Office, warehouse and small maintenance shop

•	Leaching – Merrill Crowe installation – not operating – capacity 300 mtpd concentrate leaching

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

EL DORADO

Location and Access

The El Dorado Gold-Silver Project is located in the Pacific Coastal Plain, near the village of Las Minitas, Municipality of Rosamorada, State of Nayarit, within the Mining Agency of Tepic. It lies 50 kilometers south of the Company’s SDA Mill, 70 kilometers north-northwest of Tepic, the state capital, and 180 kilometers southeast of Mazatlan, Sinaloa. The project has excellent road and rail infrastructure.

The El Dorado Mining Concession consists of a 50-hectare concession held under option by the Company’s wholly-owned subsidiary Minerales Vane 2 S.A. de C.V. from a Mexican private company, Ingenieros Mineros S.A. de C.V.

NAME OF THE MINING CONCESSION	TITLE N°	HA	VALID UNTIL
EL DORADO	166132	50	March 26, 2030

The principal vein system is the El Dorado epithermal vein trend that strikes N50°E and dips steeply to the NW. It forms a continuous reef outcrop 1.5 kilometers in length. Additional discontinuous outcrops both to the NE and SW indicate a strike length of 3.5 kilometers.

History

The El Dorado vein system has a history of small-scale mining. In the period 1900-1927 a mineralized zone was mined in the Hundido Mine. A historic longitudinal section of this portion of El Dorado vein indicates that it was mined for gold and silver to a maximum depth of 150 meters from the surface. The workings are largely inaccessible and there are no production records available. Based on the extent of old workings and the size of the stopes shown on the historic longitudinal section approximately 50,000 tons of gold-silver mineralization are estimated to have been extracted from the Hundido Mine.

From 1965 to 1975 Rafael Velasco extracted mineralized material from the El Dorado mine, located 250 meters further NE of the El Hundido mine, and from 1975 to 1983 American interests mined direct-to-smelter grade material from the El Dorado mine.

From 1985 to 1990 the company Ingenieros Mineros SA de CV continued operations in the El Dorado Mine in three levels to a depth of 30 meters below the surface and shipped the ore to the "El Venado" processing plant located near Ruiz, Nayarit, for toll treatment to produce a flotation concentrate. Historic metallurgical balance sheets from this plant indicate the grade of the material was on the order of 5 g/t Au and 70 g/t Ag.

In a report dated May 1986 by Compañia Fresnillo, S.A. de C.V., a list of 46 underground samples reported an average grade of 7.88 g/t Au and 55 g/t Ag for the three levels of the El Dorado Mine with vein widths ranging from 1.2 meters to 4.0 meters.

Magellan has not verified available historic data because the underground workings are presently flooded and inaccessible. In due course the Company intends to dewater the underground workings and carry out the work necessary to verify data and define the size and grade of the mineralization.

Drilling Program 2010-2011

Drilling on the El Dorado vein system was conducted by a TSX.V-listed company in 2010-2011 and comprised 28 diamond core holes totaling 4,950 meters. The drilling intersected multiple steeply-dipping silicified mineralized zones extending from near-surface to a drilled depth of 150 meters.

The following longitudinal section shows the drilling pattern along the El Dorado vein in the area of the Hundido and El Dorado mines, and summary drill hole intersection grades and widths.

The mineralization extends from near surface to a drilled depth of 150 meters and is open at greater depth.

Two veins appear to offer particular promise for mining, namely the Hundido and Intermedia veins. These veins lie adjacent to and along strike from the old Hundido Mine. Polygonal resource calculations for the two veins, based on intersections in 10 core holes are summarized as follows:

MINERALIZATION INDICATED BY DRILLING

Vein	True Width m	Tonnes	Au+Ag Au Equiv g/t
Hundido	2.3	89,000	7.01
Intermedia	8.3	91,000	15.17

Notes:	1. Polygonal resources based on intersections from 10 holes.
2. Tonnage reduced by 25% to allow for mining dilution and recovery loss.
3. Does not constitute ore reserves under SEC Industry Guide 7.

Geology

The stratigraphy of the district consists predominantly of a thick andesitic lithic lapilli tuff, with a dacitic crystal tuff marker horizon within the andesitic pile. The andesitic sequence is overlain by a pre-vein rhyolitic pyroclastic sequence, indicating an andesitic/rhyolitic bimodal composition. In the central part of the district a complex of domes and dikes of rhyolitic composition exhibit a NE-SW orientation similar to the vein system. The pre-vein volcanic stratigraphy shows a general tilt of 8°-15° to the east, exposing the deepest portions of the stratigraphy and hydrothermal system in the SW and central parts of the district, and the higher geologic level of the deposit towards the NE where high level silicification and argillization outcrop.

The vein pattern is interpreted to be the result of a right lateral structural regime that developed a N50°E fault system exhibiting a horizontal component of movement, and a conjugate system of N70°E to E-W faults with dilational and normal movement. The principal mineralized structure in the district is the El Dorado Vein which can be traced on the surface for a distance greater than 3 kilometers, and exhibits structural complexity with numerous conjugate vein splits both in the hangingwall and footwall.

A number of prospective exploration targets have been defined along the El Dorado Vein structure related to old mines, anaomalous geochemical sample results and zones of structural complexity.

Two main stages of vein formation appear to be present consisting of early fine to medium grained crystalline quartz with Pb-Zn-Cu and Ag sulfides (Stage I), and a later Stage II which consists of generally barren coarse-crystalline quartz that is commonly observed cementing breccia fragments of Stage I vein material. In the hangingwall and footwall of the veins it is common to observe quartz stockwork-stringer zones with Pb-Zn-Cu sulfides as well as dissemination of sulfides in permeable zones of coarse-grained tuffs and pyroclastic breccias. In the geologically deeper central part of the El Dorado vein system where the Hundido and El Dorado mineralized zones were mined, quartz with Au-Ag values and base metal sulfides of Stage I are present accompanied by strong propylitization (epidote and chlorite) of the andesitic volcanic, particularly in the footwall portion of El Dorado vein system.

The El Dorado Vein exhibits potential to contain multiple mineralized zones, including higher grade over minable widths for underground mining, or lower-grade open pitable stockwork zones which are observed over tens of meters in width in both the hangingwall and footwall of the El Dorado vein system.

Exploration and Development Plans

Subject to the availability of financing, Magellan intends to advance El Dorado towards production as a matter of priority. The Company has initiated permitting and is in the process of selecting an underground mining contractor. The project has excellent road and rail infrastructure, and the Company plans to truck the mineralized material from El Dorado to the Company’s SDA Plant for processing, a distance of approximately 50 kilometers.

Commencement of mining will depend on a number of preconditions, the most important of which include obtaining environmental and blasting permits, selecting and mobilizing a mining contractor and procuring financing. An access and land use agreement with the local ejido already is in place. Once development begins, mineralized material will be accessible with a minimal amount of underground development. Mineralized material will be sourced initially from the shallow, upper portions of the mineralized veins.

The Company also has identified and is assessing exploration targets and other acquisition opportunities in the El Dorado district as well as in other districts within trucking distance of the SDA Mill.

Our Exploration Process

Our exploration program is designed to acquire, explore and evaluate exploration properties in an economically efficient manner. We have not at this time identified or delineated any mineral reserves on any of our properties.

Our current focus is primarily on the exploration of our Silver District (Arizona) and exploration opportunities nearby our SDA mill in Nayarit, Mexico, and in particular our El Dorado Gold-Silver Project. We plan to develop a formal sample collection and analysis process in due course; this process will include appropriate quality assurance and quality control procedures.

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

Hedging Activities

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

In June 2018, we received a notification from the US Department of Interior regarding a breach of a mine tailings impoundment at the Red Cloud prospect in the Silver District. According to the notice, the tailings contained hazardous substances including lead and arsenic. We were indentified as a potential responsible party. We responded to the notification and have heard nothing further. We cannot predict whether the situation represents the potential a material liability.

Mexico

In order to carry out mining activities in Mexico, the Company is required to obtain a mining concession from the General Bureau of Mining, which belongs to the Ministry of Economy of the Federal Government, or be assigned previously granted concession rights, and both must be recorded with the Public Registry of Mining. In addition, mining works may have to be authorized by other authorities when performed in certain areas, including ejidos (communal owners of land recognized by the federal laws in Mexico), villages, dams, channels, general communications ways, submarine shelves of islands, islets and reefs, marine beds and subsoil and federal maritime-terrestrial zones. Reports have to be filed with the General Bureau of Mining in May of each year, evidencing previous calendar year mining investment and works. Annual reports, detailing technical and statistical information and production results, must be submitted during the first 30 business days of the following year for each concession or group of concessions bearing production and all concessions over six years of age. Bi-annual mining duties are payable in January and July of each year and, based on amount of surface of each mining concession, holders of mining concessions must also pay annually and no later than the last business day of March a special mining fee based on 7.5% of the income before interest and certain other permitted deductions derived from the transfer or sale of minerals, plus 0.5% of gross revenues from sales of gold, silver and platinum. Failure to pay any of these duties and submit the required reports could lead to cancellation of the concessions. Upon expiration or cancellation of the concession, certain obligations remain, such as filing technical reports and ground support.

Employees and Consultants

Effective June 1, 2016, we entered into an Employment Agreement with Dr. Pierce Carson and engaged his services as President and CEO of Magellan for an initial term of one year. Under the terms of the Employment Agreement, Mr. Carson was entitled to a salary of $6,667 per month for the first three months, and $10,000 per month for the following nine months. Effective June 1, 2017, and then again on June 1, 2018, the Employment Agreement was extended for an additional year at a salary $10,000 per month. If the Company is unable to pay the salary, the Company has the right to satisfy its obligation with shares of common stock.

Effective September 18, 2017, Michael P. Martinez was engaged on a consulting basis to serve as the Company’s Chief Financial Officer and Secretary. John C. Power stepped down from these positions, but continued in his role as a director of the Company.

We rely heavily on the services of our consulting geologist and other technical consultants.

ITEM 1A – RISK FACTORS.

Our business faces many risks. Any of the risks discussed below, or elsewhere in this report or in our other filings with the SEC, could have a material impact on our business, financial condition, or results of operations.

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

Our financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the reports of our auditors issued in connection with our consolidated financial statements for the fiscal years ended December 31, 2018 and 2017, contain explanatory paragraphs indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern.

We have no history of and limited experience in mineral production.

We have no history of and limited experience in producing gold or other metals. In addition, our management has limited technical training and experience with exploring for, starting and/or operating a mine. Our management may not be fully aware of many of the specific requirements related to working within this industry. Their decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Our operations, earnings and ultimate financial success could suffer due to our management’s limited experience in this industry. As a result, we would be subject to all of the risks associated with establishing a new mining operation and business enterprise. We may never successfully establish mining operations, and any such operations may not achieve profitability.

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

If our exploration efforts at our prospects are successful, of which there can be no assurance, our current estimates indicate that we may be required to raise substantial external financing to develop and construct the mines. Sources of external financing could include bank borrowings and debt and equity offerings, but financing has become significantly more difficult to obtain in the current market environment. The failure to obtain financing would have a material adverse effect on our growth strategy and our results of operations and financial condition. We currently have no specific plan to obtain the necessary funding and there exist no agreements, commitments or arrangements to provide us with the financing that we may need. There can be no assurance that we will commence production at any of our Properties or generate sufficient revenues to meet our obligations as they become due or obtain necessary financing on acceptable terms, if at all, and we may not be able to secure the financing necessary to begin or sustain production at the Properties. Our failure to raise needed funding could also result in our inability to meet our future royalty and work commitments under our mineral leases, which could result in a forfeiture of our mineral interest altogether and a default under other financial commitments. In addition, should we incur significant losses in future periods, we may be unable to continue as a going concern, and we may not be able to realize our assets and settle our liabilities in the normal course of business at amounts reflected in our financial statements included or incorporated herein by reference.

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

From time to time the U.S. and Mexican governments may determine to revise U.S. or Mexican mining and environmental laws. It remains unclear to what extent new legislation or regulations may affect existing mining claims or operations. The effect of any such revisions on our operations cannot be determined conclusively until such revision is enacted; however, such legislation could materially increase costs on properties located on federal lands, such as ours, and such revision could also impair our ability to develop the Properties and to explore and develop other mineral projects.

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

The Sarbanes-Oxley Act of 2002 (“SOX”), which became law in July 2002, has impacted our corporate governance, securities disclosure and compliance practices. In response to the requirements of SOX, the SEC and major stock exchanges have promulgated rules and listing standards covering a variety of subjects. Compliance with these rules and listing standards are likely to increase our general and administrative costs, and we expect these to continue to increase in the future. In particular, we are required to include the management report on internal control as part of our annual reports pursuant to Section 404 of SOX. We have evaluated our internal control systems in order (i) to allow management to report on our internal controls, as required by these laws, rules and regulations, (ii) to provide reasonable assurance that our public disclosure will be accurate and complete, and (iii) to comply with the other provisions of Section 404 of SOX. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact these may have on our operations. Furthermore, there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements relating to internal controls and all other provisions of Section 404 in a timely fashion or achieve adequate compliance with these requirements or other requirements of SOX, we might become subject to sanctions or investigation by regulatory authorities such as the SEC or FINRA. Any such action may materially adversely affect our reputation, financial condition and the value of our securities, including our common stock. SOX and these other laws, rules and regulations have increased legal and financial compliance costs and have made our corporate governance activities more difficult, time-consuming and costly.

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

The legal and regulatory requirements in Mexico with respect to mineral exploration and mining activities, as well as local business customs and practices are different from those in the United States. The officers and directors of the Company must rely, to a great extent, on the Company’s local legal counsel and local consultants retained by the Company in order to keep abreast of material legal, regulatory and governmental developments as they pertain to and affect the Company’s business operations, and to assist the Company with its governmental relations. The Company must rely, to some extent, on those members of management and the Company’s board of directors who have previous experience working and conducting business in these countries in order to enhance its understanding of and appreciation for the local business customs and practices. The Company also relies on the advice of local experts and professionals in connection with current and new regulations that develop in respect of banking, financing, labor, litigation and tax matters in these countries. There can be no guarantee that reliance on such local counsel and advisors and the Company’s management and board of directors will result in compliance at all times with such legal and regulatory requirements and business customs and practices. Any such violations could result in a material adverse effect on the Company’s business, financial condition and results of operations.

Our operating properties located in Mexico are subject to changes in political or economic conditions and regulations in that country.

As of December 1, 2018, Andres Manual Lopez Obrador became the newly elected President of Mexico. President Obrador may attempt to implement changes to the mining regulatory environment that are adverse to the interests of mineral exploration and development companies. The risks with respect to Mexico include, but are not limited to: nationalization of properties, military repression, extreme fluctuations in currency exchange rates, criminal activity, lack of personal safety or ability to safeguard property, labor instability or militancy, mineral title irregularities and high rates of inflation. In addition, changes in mining or investment policies or shifts in political attitude in Mexico may adversely affect our business. We may be affected in varying degrees by government regulation with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, opposition from non-governmental organizations, water use and mine safety. The effect of these factors cannot be accurately predicted and may adversely impact our operations.

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

In addition, significant state and federal environmental protection laws in the U.S. may hinder our ability to explore at our Silver District prospect and may also delay or prohibit us from developing properties where economic mineralization is found. Federal laws that govern mining claim location and maintenance and mining operations on federal lands are generally administered by the BLM. Additional federal laws, governing mine safety and health, also apply. State laws also require various permits and approvals before exploration, development or production operations can begin. Among other things, a reclamation plan must typically be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until that time. Local jurisdictions may also impose permitting requirements (such as conditional use permits or zoning approvals).

The Company may be responsible for corruption and anti-bribery law violations.

The Company’s business is subject to the Foreign Corrupt Practices Act (the “FCPA”) and the Corrupt Foreign Public Officials Act (the “CFPOA”), which generally prohibit companies and company employees from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. The FCPA also requires companies to maintain accurate books and records and internal controls, including at foreign-controlled subsidiaries. There is a risk of potential FCPA violations. In addition, the Company is subject to the anti-bribery laws of Mexico and of any other countries in which it conducts business in the future. The Company’s employees or other agents may, without its knowledge and despite its efforts, engage in prohibited conduct under the Company’s policies and procedures and the FCPA, the CFPOA or other anti-bribery laws for which the Company may be held responsible. If the Company’s employees or other agents are found to have engaged in such practices, the Company could suffer severe penalties and other consequences that may have a material adverse effect on its business, financial condition and results of operations.

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

All of the shares of common stock that were distributed under the Athena spin-off dividend are free-trading shares. In addition, in the future, we may offer and sell shares without registration under the Securities Act. All of such shares will be "restricted securities" as defined by Rule 144 ("Rule 144") under the Securities Act and cannot be resold without registration except in reliance on Rule 144 or another applicable exemption from registration. Under Rule 144, our non-affiliates (who have not been affiliates within the past 90 days) can sell restricted shares held for at least six months, subject only to the restriction that we made available public information as required by Rule 144 (which restriction is not applicable after the shares have been held by non-affiliates for at least 12 months). Our affiliates can sell restricted securities after they have been held for six months, subject to compliance with manner of sale, volume restrictions, Form 144 filing and current public information requirements.

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

Pursuant to the terms of the Credit Agreement with Mr. Gibbs, at December 31, 2018 we were indebted in the amount of $852,500, principal and $265,876 of accrued interest. The Credit matured on December 31, 2018. In April 2019 the credit facility was extended to December 31, 2019 in exchange for a fee equal to 2% of the outstanding balance. This obligations is secured by a pledge of 100% of the issued and outstanding equity securities of Gulf + Western Industries, Inc., which owns all of the Company’s interest in the Silver District property. Should we default under the Gibbs Credit Agreement, Mr. Gibbs would likely foreclose on the stock pledge and take ownership of Gulf + Western.

Likewise, the Series 2017 Notes in the principal amount of $1,155,000 are secured by a pledge of 100% of the issued and outstanding common stock of Magellan Acquisition Corporation, which owns 100% of Minerales Vane2, which owns the SDA Mill. The Series 2017 Notes mature on December 31, 2019. If we are unable to repay the Series 2017 Notes, the holders thereof could exercise their rights under the pledge and take ownership of the SDA Mill.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

Mining Properties

Descriptions of our mining properties are contained in the Business discussion in this Report.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Effective May 2012, our common stock was approved for quotation on the OTC Bulletin Board under the ticker symbol “MAGE.” The Company’s shares are now quoted on the OTCQB of the OTC Markets Group, Inc. The following sets forth the high and low trading prices for the periods shown:

	2017		2018

	High	Low	High	Low
First quarter ended March 31	$4.00	$4.00	$1.74	$0.79
Second quarter ended June 30	$6.50	$5.50	$1.75	$0.60
Third quarter ended September 30	$3.00	$3.00	$1.75	$0.90
Fourth quarter ended December 31	$1.50	$1.50	$1.30	$0.85

The foregoing prices give retroactive effect to the one-for-fifty (1-for-50) reverse stock split which was effective on January 7, 2019 (the “Reverse Split”). The closing price of the Company's common stock as of April 4, 2019 was $2.00, as reported on the OTC.QB. The OTC.QB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions. As of February 6, 2019 there were approximately 73 record owners of the Company's common stock.

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

Recent Sales of Unregistered Securities

The following is a summary of sales of unregistered securities undertaken by the Company. The share, per share and price per share information have been adjusted to give retroactive effect to the Reverse Split.

(a)                Effective February 19, 2018, the Company completed the sale of Units, each Unit consisting of one share of common stock and one Warrant. The securities were sold exclusively to persons who qualified as “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act. There were a total of 10 accredited investors who participated in the offering. The sale of the securities was undertaken without registration under the Securities Act in reliance upon an exemption from registration requirements under Regulation D of the Securities Act. The securities were purchased for investment purposes, not with a view to distribution and were subject to restrictions on transfer.

(b)                On May 18, 2018, the Company issued 100,000 shares of common stock to the Company’s principal shareholder and creditor as repayment in full of $100,000 in principal advances made to the Company pursuant to an Agreement to Convert Debt. The individual qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(a)2 of the Securities Act.

(c)                Effective June 1, 2018, the Company completed the sale of 250,000 Units, each Unit consisting of one share of common stock and one Warrant. The securities were sold exclusively to persons who qualified as “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act. There were a total of six accredited investors who participated in the offering. The sale of the securities was undertaken without registration under the Securities Act in reliance upon an exemption from registration requirements under Rule 506 of Regulation D of the Securities Act. The securities were purchased for investment purposes, not with a view to distribution and were subject to restrictions on transfer.

(d)                On June 20, 2018, the Company issued 60,000 shares of common stock to one investor pursuant to the exercise of issued and outstanding warrants. The securities were issued without registration under the Securities Act in reliance upon an exemption from registration requirements under Section 4(a)(2) of the Securities Act. The securities were purchased for investment purposes, not with a view to distribution and were subject to restrictions on transfer.

(e)                 On June 20, 2018, the Company issued 20,000 shares of common stock pursuant to the exercise of issued and outstanding warrants by one warrant holder. The securities were issued without registration under the Securities Act in reliance upon an exemption from registration requirements under Section 4(a)(2) of the Securities Act. The securities were purchased for investment purposes, not with a view to distribution and were subject to restrictions on transfer.

(f)                 On July 25, 2018, the Company issued 98,100 shares of common stock to its CEO as repayment in full of $90,000 in accrued but unpaid compensation and $8,100 in cash advances made to the Company pursuant to an Agreement to Convert Debt. The individual qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(a)2 of the Securities Act.

(g)                 On August 13, 2018, the Company issued 20,000 shares of common stock to its CEO pursuant to a Restricted Stock Award Agreement. The 20,000 shares were issued as a result of meeting certain vesting requirements contained in the Restricted Stock Award Agreement. The individual qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(a)2 of the Securities Act.

(h)                On August 30, 2018 the Company completed the sale of 90,000 Units at a price of $1.00 per Unit. Each Unit consisted of one share of Common Stock and one Warrant. There was a total of one accredited investor who participated in the offering. The sale of the securities was undertaken without registration under the Securities Act in reliance upon an exemption from registration requirements under Rule 506 of Regulation D of the Securities Act. The securities were purchased for investment purposes, not with a view to distribution and were subject to restrictions on transfer.

(i)                On August 29, 2018, the Company issued 40,000 shares of common stock to one investor pursuant to the exercise of an issued and outstanding Warrant. The securities were issued without registration under the Securities Act in reliance upon an exemption from registration requirements under Section 4(a)(2) of the Securities Act. The securities were purchased for investment purposes, not with a view to distribution and were subject to restrictions on transfer.

(j)              On September 25, 2018, the Company issued 20,261 shares of common stock as partial consideration under a data share agreement. The shares were valued at $1.00 per share. The individual qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(a)2 of the Securities Act.

(k)                On various dates between July and October, 2018, the Company issued an aggregate of 236,000 shares to two institutional investors pursuant to the partial conversion of convertible promissory notes. The two institution investors each qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(a)2 of the Securities Act.

(l)                In November and December, 2018, the Company sold an aggregate of $120,000 in Units, each Unit consisting of one share of Common Stock, one Warrant exercisable to purchase two shares of Common stock at a price of $2.00 per share, and one Warrant exercisable to purchase two shares of Common Stock at a price of $3.00 per shares. The Units were sold to two investors, each of whom qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(a)2 and Rule 506(b) of Regulation D under the Securities Act.

(m)               In October 2018, the Company sold an aggregate of $205,000 in convertible notes (the “Series 2018 Notes”). The Series 2018A Notes were sold to five investors, each of whom qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(a)2 and Rule 506(b) of Regulation D under the Securities Act.

(n)                In December 2018, the Company sold an aggregate of $150,000 in convertible notes (the “Series 2018B Notes”). The Series 2018A Notes were sold to 2 investors, each of whom qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(a)2 and Rule 506(b) of Regulation D under the Securities Act.

(o)                In October 2018, the Company sold an aggregate of $160,700 in bridge notes (the “Bridge Notes”). The Bridge Notes were sold to two investors, each of whom qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(a)2 and Rule 506(b) of Regulation D under the Securities Act.

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

Effective September 1, 2017, the 2017 Equity Incentive Plan was approved by written consent of stockholders holding 75% of the Company’s outstanding common stock, and was adopted by the Board of Directors. The Company is authorized to grant rights to acquire up to a maximum of 200,000 shares of common stock under the Plan, giving retroactive effect to the Reverse Split. The Plan is authorized to grant incentive stock options that qualify under Section 422 of the Internal Revenue Code of 1986, as amended.

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

In July 2016, we completed a reverse triangular merger pursuant to which a newly formed merger subsidiary was merged into Gulf + Western, and the 15% equity interest in Gulf + Western owned by Mr. Carson was converted into 172,479 shares of Magellan common stock. As a result of the merger, Gulf + Western became a wholly-owned subsidiary of Magellan.

On June 1, 2016 we executed an employment agreement with Dr. Carson in which he assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The agreement also provided that Dr. Carson be appointed a Director of Magellan Gold Corporation, and effective June 30, 2016, Dr. Carson was appointed a Director of Magellan.

During the term of the agreement, Magellan agreed to pay Dr. Carson a base salary in equal semi-monthly installments less required withholding and other applicable taxes. Dr. Carson’s salary was set at $6,667 per month during the three-month period from June 1, 2016 through August 31, 2016, and thereafter at $10,000 per month. Until such time as Magellan is properly funded, Magellan may defer and accrue salary owed. If not properly funded before the end of the term, Magellan may at its option issue shares of Magellan common stock as settlement of the accrued salary liability. The initial term of the agreement covered the period from June 1, 2016 to May 31, 2017. On June 1, 2017, Dr. Carson and the Company agreed to extend the term of the agreement to May 31, 2018, with all terms of the original agreement remaining unchanged. Effective June 1, 2018, the agreement was again extended for an additional year to May 31, 2019.

Dr. Carson has the right to voluntarily terminate his employment with Magellan during the term. To effect such voluntary termination, Dr. Carson shall provide Magellan at least 60 days advanced written notice of such termination. Upon termination, Dr. Carson shall be paid his base salary through the date of termination, including any amount that may have been deferred and accrued.

On October 26, 2017, Dr. Carson agreed to waive payment of accrued but unpaid salary obligations from June 1, 2016 through September 30, 2017 in the aggregate amount of $150,000. The waiver of accrued wages was recorded as a capital contribution to the Company. Dr. Carson was subsequently issued 80,000 shares of the Company’s restricted common stock.

At December 31, 2017 a total of $30,000 and $2,796 of salary and associated payroll tax obligations, respectively, is accrued in connection with the agreement and included in accrued liabilities on the accompanying consolidated balance sheets.

Effective July 24, 2018, the Company and W. Pierce Carson, President, executed an Agreement to Convert Debt, pursuant to which Carson agreed to convert $90,000 in accrued but unpaid executive compensation for the fiscal quarters ended December 31, 2017, March 31, 2018 and June 30, 2018 and a cash advance of $8,100 made to the Company into an aggregate of 98,100 shares of Common Stock, valued at $1.00 per share.

Effective July 24, 2018, the Company and W. Pierce Carson executed a Restricted Stock Award Agreement pursuant to which the Company granted to Carson a restricted stock award consisting of 80,000 shares of Common Stock, valued at $1.00 per share. 20,000 of the shares will vest upon the Company completing a milestone (which was achieved), and the remaining 60,000 shares are subject to ratable vesting over an 18-month period. During the year ended December 31, 2018 the Company recognized an expense of $36,667 related to this issuance.

At December 31, 2018 a total of $60,000 and $13,870 of salary and associated payroll tax obligations, respectively, is accrued in connection with the agreement and included in accrued liabilities on the accompanying consolidated balance sheets.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Magellan,” “we,” “our,” and “us” to refer to Magellan Gold Corporation.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited financial statements, which are included in our Annual Report on Form 10-K for the fiscal years ended December 31, 2018 and 2017.

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

Overview

On January 3, 2019, the Financial Industry Regulatory Authority (“FINRA”) informed Magellan Gold Corporation, a Nevada corporation (the “Company”) that a 1-for-50 reverse split of the Company’s common stock, previously disclosed in the Company’s Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission (the “SEC”) on September 22, 2017, would be effective at the market open on January 7, 2019. The stock split has been retroactively adjusted throughout these financial statements and footnotes.

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

On December 31, 2014, we formed and organized a new wholly-owned subsidiary, Gulf + Western Industries, Inc., a Nevada corporation (“Gulf+Western” or “G+W”), to own our Silver District mining interests. On October 1, 2014 we completed the transfer of those assets from Magellan to G+W. At the time of the transfer, Magellan owned all the outstanding common stock of G+W. Effective December 31, 2014, Magellan pledged all its ownership interest in G+W to Mr. John D. Gibbs, a significant shareholder in the Company, as security for outstanding amounts under a line of credit agreement between Magellan and Mr. Gibbs. As of December 31, 2018, the total amount owed under the credit agreement was $1,118,376, which includes $852,500 of principal and $265,876 of accrued interest.

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

In July 2016, the Company completed a share exchange with Dr. Carson in which Dr. Carson surrendered his 15% interest in G+W in exchange for 172,479 shares of Magellan Gold Corporation. As a result of this transaction, G+W became a wholly owned subsidiary of Magellan Gold Corporation.

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

The purchase price for the SDA Mill consisted of $850,000 cash, a $50,000 promissory note, the $50,000 non-refundable option payment, the $100,000 for the option-to-purchase payment, and 284,017 shares of common stock (the “Shares”). The note is non-interest bearing and has been paid in full. The Shares will be held in escrow for a period of 12 months and the Company has the option to repurchase the Shares from Rose for the sum of $500,000 in the first six months and $550,000 in months seven to eleven.

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

Results of Operations for the Years Ended December 31, 2018 and 2017

	Years Ended December 31,
	2018	2017

Revenues, net	$123,955	$–

Operating expenses:
Cost of sales	437,711	–
Exploration costs	20,035	61,233
General and administrative expenses	886,770	964,302
Depreciation and amortization	118,822	12,104
Accretion of asset retirement obligation	–	367
Impairment loss	323,200	345,697
Total operating expenses	1,786,538	1,383,703

Operating loss	(1,662,583)	(1,383,703)

Other income (expense):
Interest expense	(718,583)	(96,480)
Foreign currency exchange gain	3,128	–
Loss on extinguishment of debt	(73,250)	–
Unrealized loss on available for sale securities	(38,923)	–
Other expense	(48,644)	–
Gain (loss) on change in derivative liability	224,529	(657,776)
Net loss	$(2,314,326)	$(2,137,959)

Revenues

During the year ended December 31, 2018 our total revenues were $123,955 as compared to $0 during the same period in 2017. Revenues were generated from the sale of concentrate from the processing of tailings left from operations prior to our acquisition of the SDA Mill.

Operating expenses

During the year ended December 31, 2018, our total operating expenses were $1,786,538 as compared to $1,383,703 during the year ended December 31, 2017.

During the year ended December 31, 2018 our total cost of sales were $437,711 as compared to $0 during the same period in 2017. Cost of sales were comprised primarily of labor and benefits, equipment depreciation, utilities and supplies from operating the SDA Mill.

During the year ended December 31, 2018 we incurred $20,035 of exploration costs as compared to $61,233 in 2017. Exploration cost for the year ended December 31, 2018 comprised of fees to our consulting geologist, lease payments and maintenance expenses. Exploration costs for the year ended December 31, 2017 are comprised of $24,188 for our consulting geologist, geochemical, lease payments and maintenance expenses associated with our Silver District claims, and $29,545 and $7,500 in various mining related expenses associated with our mining efforts in Peru and Mexico, respectively.

General and administrative expenses for the year ended December 31, 2018 total $886,770 as compared to $964,302 for the year ended December 31, 2017. The $77,532 decrease is primarily associated with decreases in officer compensation and investor relations offset by increases in legal and accounting fees. For the year ended December 31, 2018, administrative expenses comprised of investor relations fees of $182,338, officer compensation of $207,741, accounting, auditing and legal fees of $400,808, other administrative costs including travel, office and facility rents totaling $95,883. For the year ended December 31, 2017, administrative expenses comprised of investor relations fees of $147,754, officer compensation of $384,935, accounting and auditing fees of $63,128, legal fees of $106,651, management fees to Mr. Power of $20,000, other administrative costs including travel, office and facility rents, and other expenses associated with our acquisition efforts of the SDA Mill totaling $241,335, and a $499 gain on foreign currency translations associated with our operations in Peru.

On June 1, 2016 we executed an employment agreement with Dr. Pierce Carson in which Dr. Carson assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The term of the agreement covered the period from June 1, 2016 to May 31, 2017. On June 1, 2017, Dr. Carson and the Company agreed to extend the agreement to May 31, 2018 under the same terms and conditions. During the term of the agreement, Dr. Carson was paid a base salary in equal semi-monthly installments. Dr. Carson’s salary was set at $6,667 per month during the three-month period from June 1, 2016 through August 31, 2016, and thereafter at $10,000 per month. A combined total of $280,000 representing stock compensation, waived salary, base salary and applicable payroll taxes was expensed and is included in general and administrative expenses for the year ended December 31, 2017. A total of $196,667 was included in general and administrative expenses for the year ended December 31, 2018. As of December 31, 2018 and 2017, salary and payroll expense totaling $73,870 and $32,796 was unpaid and is included in accrued liabilities on the accompanying consolidated balance sheets.

Effective July 24, 2018, the Company and W. Pierce Carson, President, executed an Agreement to Convert Debt, pursuant to which Carson agreed to convert $90,000 in accrued but unpaid executive compensation for the fiscal quarters ended December 31, 2017, March 31, 2018 and June 30, 2018 and a cash advance of $8,100 made to the Company into an aggregate of 98,100 shares of Common Stock, valued at $1.00 per share.

Effective July 24, 2018, the Company and W. Pierce Carson executed a Restricted Stock Award Agreement pursuant to which the Company granted to Carson a restricted stock award consisting of 80,000 shares of Common Stock, valued at $1.00 per share. 20,000 of the shares will vest upon the Company completing a milestone (which was achieved), and the remaining 60,000 shares are subject to ratable vesting over an 18-month period. During the year ended December 31, 2018 the Company recognized an expense of $36,667 related to this issuance.

Other income (expenses)

Interest expense for the year ended December 31, 2018 and 2017 totaled $718,583 and $96,480, respectively, and is primarily attributable to our related party line of credit, which accrues interest at the rate of 6.0% per year, our related party notes payable which accrue interest at a weighted average interest rate of 9.46%, and convertible notes which accrue interest at a weighted average of 10% per year in addition to amortization of debt discounts of $421,083 and $12,766 during the years ended December 31, 2018 and 2017, respectively.

Gain on change in derivative liability for the year ended December 31, 2018 totaled $224,529 compared to a loss on change in derivative liability for the year ended December 31, 2018 of $657,776. The gain and loss on derivative liability was the result of our various convertible instruments outstanding during 2018 and 2017. As of December 31, 2018 the Company does not have any instruments that are recorded as a derivative liability.

Liquidity and Capital Resources:

Our audited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At December 31, 2018, we had not yet generated any significant revenues or achieved profitable operations and we have accumulated losses of $6,706,524. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

On December 31, 2018 our credit agreement with Mr. John Gibbs, a related party, provides the Company an additional $147,500 available under the credit line. Effective December 31, 2016 we amended the agreement to extend the maturity date to December 31, 2018. In April 2019 the credit facility was extended to December 31, 2019 in exchange for a fee equal to 2% of the outstanding balance. We pledged our ownership interest in our subsidiary, G+W, which owns all our ownership interests in the Silver District properties, as security for all amounts outstanding under the credit agreement.

During the year ended December 31, 2018, the Company raised $460,000 through the sale of 460,000 common stock and warrants (“Units”) at a price of $1.00 per Unit. The expiration date of the warrants varies from August 31, 2018 to August 8, 2019. Of this raise $328,500 was purchased by directors or significant shareholders. A price protection feature of the offering provides that if at December 31, 2018, the Company has issued common stock at a price less than $1.00 per share, then additional common stock and/or warrants would be issuable to each investor shall be increased so as to reduce the Unit price to the lower price. During the year ended December 31, 2018 pursuant to the provision discussed above the Company issued 298,636 shares of common stock and committed to issue an additional 45,559 shares. This issuance was recorded as a deemed dividend and valued at $323,792.

During the year ended December 31, 2018, the Company received net proceeds of $120,000 from the exercise of 120,000 warrants.

In October 2018 the Company sold $160,700 of Series 2018 36% Unsecured Promissory Notes (“Notes”) (“Bridge Note Offering”) to Mr. Gibbs and Mr. Power. The purchase price of the Note is equal to the principal amount of the Note. The Maturity Date of the Notes is December 31, 2018. During the year ended December 31, 2018, $10,700 was repaid to Mr. Power leaving a balance of $0. As of December 31, 2018, the portion funded by Mr. Gibbs of $150,000 remained outstanding. The note was extended until March 31, 2019 at which point it became past due and in default.

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

In October 2018, the Power Up Notes were repaid in full with a payment of $139,242. Of the payment, $101,000 was applied to the note balances and the remainder to interest and prepayment fees.

In the quarter ended December 31, 2018, the Company sold $355,000 of Series 2018A 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Notes are convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes mature twelve (12) months from the Date of Issue. Maturity Date can be extended at the option of the Company for an additional one (1) year. Within thirty (30) days following the closing of the Offering, the Company has agreed to prepare and file a Registration Statement on Form S-1 registering the resale of the shares of Common Stock issuable upon conversion of the Notes. Of this issuance, $150,000 was sold to a related party, Mr. Gibbs. As of December 31, 2018, the balance due under these notes is $355,000 in principal and $5,692 in accrued interest.

During the year ended December 31, 2017 we sold 25,000 units consisting of common stock and warrants and realized net proceeds of $125,000. Additionally, we realized $50,000 in net proceeds from the exercise of 10,000 warrants. The proceeds were generally used to fund certain investing activities and for general working capital.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Year Ended December 31,
	2018	2017
Net cash used in operating activities	$(642,355)	$(465,926)
Net cash used in investing activities	(65,760)	(1,058,297)
Net cash provided by financing activities	741,923	1,525,250
Effect of foreign currency exchange	(29,367)	(1,091)

Net change in cash and cash equivalents	4,441	(64)
Cash and cash equivalents beginning of period	421	485

Cash and cash equivalents end of period	$4,862	$421

At December 31, 2018, we had $4,862 in cash and a $3,788,972 working capital deficit. This compares to cash of $421 and a working capital deficit of $2,827,255 at December 31, 2017.

Net cash used in operating activities during the year ended December 31, 2018 was $642,355 and was mainly comprised of our $2,314,326 net loss during the period, adjusted by non-cash charges of accretion of discounts on notes payable $421,083, loss on extinguishment of debt $73,750, amortization of service contracts $119,167, depreciation $118,822, gain due to our derivative liability of $224,529, impairment loss of $323,200 and stock based compensation $36,667. In addition, it reflects a decrease in receivables from Rose Petroleum for toll milling, and prepaid expenses and other assets totaling $82,255, as well as increases in accounts payable and accrued expenses totaling $396,114, and increases in accrued interest totaling $451,029 representing accrued interest on our related party line of credit and related party and other notes payable.

Net cash used in operating activities during the year ended December 31, 2017 was $465,926 and was mainly comprised of our $2,137,959 net loss during the period, adjusted by non-cash charges of accretion of asset retirement obligation $367, accretion of discounts on notes payable $12,766, amortization of certain service contracts $52,884, depreciation $12,104, loss due to an increase in our derivative liability of $657,776, impairment loss of $345,697, and stock based compensation $303,642. In addition, it reflects a decrease in receivables from Rose Petroleum for toll milling, and prepaid expenses and other assets totaling $25,793, as well as increases in accounts payable and accrued expenses totaling $229,259, and increases in accrued interest totaling $83,331 representing accrued interest on our related party line of credit and related party and other notes payable.

During the year ended December 31, 2018, our net cash used in investing activities was $65,760 which was due to the purchase of plant, property and equipment, as well as an installment payment for acquisition of the El Dorado gold-silver property. During the year ended December 31, 2017, our net cash used in investing activities was $1,058,297, comprised mainly of $1,000,000 for the purchase of the SDA mill. Additionally during the period, we completed the second of two private placement unit financings in Rio Silver Inc. (“Rio”), associated with our mining option agreement with Rio. The private placement resulted in the Company obtaining an additional 1,250,000 units at a price of Cdn$0.06, which included one share of Rio Silver common stock and one warrant to purchase one share of Rio Silver common stock for Cdn$0.06 which expired on July 19, 2018. The cost of the units in the second private placement totaled USD $58,297.

During the year ended December 31, 2018, net cash provided by financing activities was $741,923 including proceeds from related party notes payable of $160,700 (payments of $60,700), proceeds from line of credit of $20,000 and proceeds from convertible notes to third parties and related parties of $450,000 (payments of $306,896). Mr. Power, an executive and director, advanced the Company a total of $19,300 of which $19,300 was repaid. In addition Mr. Power was repaid $101,181 as repayment for expenses paid on his personal credit card. In addition, during the year ended December 31, 2018 we completed a private placement of equity securities resulting in total proceeds of $460,000 and warrants were exercised resulting in total proceeds of $120,000.

During the year ended December 31, 2017, net cash provided by financing activities was $1,525,250 including proceeds from related party notes payable of $1,075,000 and proceeds from convertible notes of $267,150. Mr. Power, an executive and director, advanced the Company a total of $26,050 of which $26,050 was repaid. Also during the period, Dr. Carson, an executive and director, advanced the Company $8,100 with no repayments. In addition, during the year ended December 31, 2017 we completed a private placement of equity securities with two investors in which we sold a total of 25,000 units priced at $5.00 per unit, resulting in total proceeds of $125,000. Each unit was comprised of one share of common stock, and one warrant entitling the holder to purchase one share of common stock at a price of $5.00 per share in cash. The warrants originally expired on December 30, 2017 but were extended until December 30, 2018.

On July 31, 2017 a holder of 120,000 warrants exercisable at $5.00 exercised 10,000 warrants for $50,000 resulting in the issuance of 10,000 shares of the Company’s common stock. Upon exercise, the Company agreed to extend the expiration date on his remaining 10,000 warrants from December 30, 2017 to December 30, 2018.

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

Magellan Gold Peru (“MGP”), a former wholly owned subsidiary of Magellan Gold Corporation (“MGC”), maintains its operations in the Peruvian Sol, its functional currency. The accounts of MGP are translated to US dollars upon consolidation for reporting purposes. Amounts representing funds owed to MGC for operating advances resulted in a currency translation difference of $0 and $412, which was recorded as a component of the consolidated comprehensive loss at December 31, 2018 and 2017, respectively. Effective in 2018, the Company sold its interest in Magellan Gold Peru S.A.C. for consideration of $1.00. The Company realized a loss on disposition of $567.

Additionally, Minerales Vane 2, S.A. de C.v. (“MV2”) and Minerales Vane Operaciones (“MVO”), wholly owned subsidiaries of Magellan Acquisition Corporation (“MAC”), maintains operations in the Mexican Peso, its functional currency. The accounts of MV2 and MVO are translated to US dollars upon consolidation for reporting purposes. A translation adjustment of $29,806 and $79,052 was recorded as a component of the consolidated comprehensive loss at December 31, 2018 and 2017, respectively.

Off Balance Sheet Arrangements

We do not have and have never had any off-balance sheet arrangements.

Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include our accounts and the accounts of our 100% owned subsidiaries, Gulf + Western Industries, Inc., Magellan Acquisition Corporation, Minerales Vane 2, S.A. de C.V., and Minerales VANE Operaciones. All intercompany transactions and balances have been eliminated. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Fair Value of Financial Instruments

We value our financial assets and liabilities using fair value measurements. Our financial instruments primarily consist of cash and cash equivalents, investments in available-for-sale securities, accounts payable, accrued liabilities, derivative liabilities, amounts due to related parties and notes payable to related parties. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount of cash and cash equivalents, accounts payable, accrued liabilities, notes payable to third parties and related parties and other amounts due to related parties approximates fair value because of the short-term nature of these financial instruments.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any abandonment or impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2018. At December 31, 2018 and 2017 mineral rights totaling $0 and $323,200 were net of impairment and abandonment charges. Impairment charges were recognized for the years ended December 31, 2018 or 2017 were $323,200 and $0, respectively.

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

Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation. Property and equipment is amortized on a straight-line basis over its estimated life:

•	SDA Mill – 10 years
•	Mill equipment – 10 years
•	Tailings Dam – 10 years
•	Office and Warehouse – 10 years

Goodwill

Goodwill was generated through the acquisition of the SDA Mill in the 2017 fiscal year as the total consideration paid exceeded the fair value of the net assets acquired.

The Company tests its goodwill for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and the Company’s consolidated financial results. There was an impairment charge of $0 and $345,697 during the years ended December 31, 2018 and 2017, respectively.

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

Comprehensive Income/Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income/loss and its components in the financial statements. As of December 31, 2018 and 2017, the Company’s only components of comprehensive income were foreign currency translation adjustments and unrealized gain or loss on available-for-sale securities.

Notes Payable – Related Parties

Notes payable to related parties are classified as current liabilities as either the note holders have the ability to control the repayment dates of the notes or maturity dates are within one year of the reported balance sheet date.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue From Contracts With Customers, which was adopted on January 1, 2018 using the modified retrospective method, with no impact to the Company’s comparative financial statements. Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

•	Identification of the contact with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

All of the Company’s revenue is currently generated from the sales of similar products. As such no further disaggregation of revenue information is provided.

Performance Obligations

Revenues are recognized when all the following criteria are satisfied: (i) a contract with an end user exists which has commercial substance; (ii) it is probable the Company will collect the amount charged to the end user; and (iii) the Company has completed its performance obligation whereby the end user has received the benefit of the services or when control of products has transferred to the end user. A contract with commercial substance exists once the Company receives and accepts a purchase order or once it enters into a contract with an end user. If collectibility is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of products typically transfers when title and risk of ownership of the product has transferred to the customer or the services are completed. Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns. Shipping charges billed to customers are included in net sales. Various taxes on the sale of products and enrollment packages to customers are collected by the Company as an agent and remitted to the respective taxing authority. These taxes are presented on a net basis and recorded as a liability until remitted to the respective taxing authority.

Contract Costs

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed and included within cost of goods and services.

Contract Liabilities

The Company may at times receive payment at the time the customer places an order or requests services. Amounts received for undelivered product are considered a contract liability and are recorded as deferred revenue. As of December 31, 2018 and 2017, the Company had $15,000 and $0 of deferred revenue related to unsatisfied performance obligations included with accrued liabilities.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements and the effect of net operating losses based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2018 and 2017, the Company had no uncertain tax positions.

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the years ended December 31, 2018 and 2017, potential common shares associated with convertible notes payable and outstanding warrants to purchase common stock have been omitted from the net loss per common share computation as they are anti-dilutive due to the net loss for these periods.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2018. Our CEO concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported material weaknesses related to the following:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current executive officers and directors are:

Name	Age	Position
John C. Power	56	Director
W. Pierce Carson	76	President, CEO and Director
Michael P. Martinez	49	CFO

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

Michael P. Martinez has served as the Company’ Chief Financial Officer, Secretary and Treasurer since September 18, 2017.

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

During the last 10 years, none of our directors or officers has:

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

Director Independence

Our common stock is listed on the OTC.QB of the OTC Markets Group, Inc. inter-dealer quotation systems, which does not have director independence requirements. Nevertheless, for purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). Our two directors are both officers of the corporation and are not considered independent.

Board Meetings

During the years ended December 31, 2017 and 2018, our Board members engaged in frequent informal discussions; and all Board actions have been undertaken by unanimous written consent.

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

Compliance with Section 16(a), Beneficial Ownership

Under the Securities Laws of the United States, our directors, executive (and certain other) officers, and any persons holding more than ten percent (10%) of our common stock during any part of our most recent fiscal year are required to report their ownership of common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to report in this Report any failure to file by these dates. During the year ended December 31, 2018, all of these filing requirements were satisfied by our officers, directors, and ten-percent holders except that Mr. Gibbs failed to file three reports covering seven transactions in a timely fashion, Mr. Power failed to file two reports covering three transactions in a timely fashion and Mr. Carson failed to file one report covering two transactions in a timely. In making these statements, we have relied on the written representation of our directors and officers or copies of the reports that they have filed with the Commission.

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

Our Code of Ethics is on file with the SEC. We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Magellan Gold Corporation, 500 Marquette Avenue NW, Ste. 1200, Albuquerque, New Mexico 87102.

ITEM 11.	EXECUTIVE COMPENSATION

Director Compensation

Our directors receive no compensation for their services as director.

Executive Compensation

The following table sets forth all compensation paid to our Named Executive Officers for the years ended December 31, 2018 and 2017:

Summary compensation table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John C. Power, Former President	2018 2017	0 0	0 0	0 0	0 39,901	0 0	0 0	0 20,000	0 59,901
W. Pierce Carson, CEO & President	2018 2017	120,000 120,000	0 0	36,667 160,000	0 79,801	0 0	0 0	0 0	156,667 359,801
Michael P. Martinez, CFO	2018 2017 (partial)	40,000 0	0 0	0 0	0 9,975	0 0	0 0	0 11,000	40,000 20,975

(1)	When he was first engaged as President, CEO and Director of G+W in June 2015, W. Pierce Carson was granted shares of G+W representing 15% of the total issued and outstanding shares of G+W.

In July 2016, we completed a reverse triangular merger pursuant to which a newly formed merger subsidiary was merged into Gulf + Western, and the 15% equity interest in Gulf + Western owned by Mr. Carson was converted into 172,479 shares of Magellan common stock. As a result of the merger, Gulf + Western became a wholly-owned subsidiary of Magellan.

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

The initial term of the agreement covered the period from June 1, 2016 to May 31, 2017. On June 1, 2017, Dr. Carson and the Company agreed to extend the term of the agreement to May 31, 2018, with all terms of the original agreement remaining unchanged. On June 1, 2018, Dr. Carson and the Company agreed to extend the term of the agreement to May 31, 2019, with all terms of the original agreement remaining unchanged.

Dr. Carson shall have the right to voluntarily terminate his employment with Magellan during the term. To effect such voluntary termination, Dr. Carson shall provide Magellan at least 60 days advanced written notice of such termination. Upon termination, Dr. Carson shall be paid his base salary through the date of termination, including any amount that may have been deferred and accrued.

On October 26, 2017, Dr. Carson agreed to waive payment of accrued but unpaid salary obligations from June 1, 2016 through September 30, 2017 in the aggregate amount of $150,000, including $60,000 earned in 2016. The waiver of accrued wages is recorded as a capital contribution to the Company. Dr. Carson was subsequently issued 80,000 shares of the Company’s restricted common stock.

Effective July 24, 2018, the Company and W. Pierce Carson, President, executed an Agreement to Convert Debt, pursuant to which Carson agreed to convert $90,000 in accrued but unpaid executive compensation for the fiscal quarters ended December 31, 2017, March 31, 2018 and June 30, 2018 and a cash advance of $8,100 made to the Company into an aggregate of 98,100 shares of Common Stock, valued at $1.00 per share.   The fair value of the shares issued equaled to the amount of debt settled which resulted in no gain or loss.

Effective July 24, 2018, the Company and W. Pierce Carson executed a Restricted Stock Award Agreement pursuant to which the Company granted to Carson a restricted stock award consisting of 80,000 shares of Common Stock, valued at $1.00 per share. 20,000 of the shares will vest upon the Company completing a milestone (which was achieved), and the remaining 60,000 shares are subject to ratable vesting over an 18-month period. During the year ended December 31, 2018 the Company recognized an expense of $36,667 related to this issuance.

(2)	We entered into a consulting agreement with Mr. Power at the rate of $30,000 per year for his part-time service as our CFO. Mr. Power resigned as our CFO on August 31, 2017 and no longer receives consulting fees.

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

The initial term of the agreement covered the period from June 1, 2016 to May 31, 2017. On June 1, 2018, Dr. Carson and the Company agreed to extend the term of the agreement to May 31, 2019 with all terms of the original agreement remaining unchanged.

Dr. Carson shall have the right to voluntarily terminate his employment with Magellan during the term. To effect such voluntary termination, Dr. Carson shall provide Magellan at least 60 days advanced written notice of such termination. Upon termination, Dr. Carson shall be paid his base salary through the date of termination, including any amount that may have been deferred and accrued.

On October 26, 2017, Dr. Carson agreed to waive payment of accrued but unpaid salary obligations from June 1, 2016 through September 30, 2017 in the aggregate amount of $150,000. The waiver of accrued wages was recorded as a capital contribution to the Company. Dr. Carson was subsequently issued 80,000 shares of the Company’s restricted common stock.

At December 31, 2017 a total of $30,000 and $2,796 of salary and associated payroll tax obligations, respectively, is accrued in connection with the agreement and included in accrued liabilities on the accompanying consolidated balance sheets.

At December 31, 2018 a total of $60,000 and $13,870 of salary and associated payroll tax obligations, respectively, is accrued in connection with the agreement and included in accrued liabilities on the accompanying consolidated balance sheets.

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

Effective September 1, 2017, the 2017 Equity Incentive Plan was approved by written consent of stockholders holding 75% of the Company’s outstanding common stock, and was adopted by the Board of Directors. The Company is authorized to grant rights to acquire up to a maximum of 200,000 shares of common stock under the Plan. The Plan is authorized to grant incentive stock options that qualify under Section 422 of the Internal Revenue Code of 1986, as amended.

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

As of the date of this prospectus, there have been no grants made under the Plan.

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

The following table shows the number of shares owned and the percentage of outstanding common stock owned as of March 31, 2019. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Ownership as a Percentage of Outstanding Common Shares(3)

John Gibbs 807 Wood N Creek Ardmore, OK 73041	1,490,743	(4)	41.73%

John C. Power	283,019	(5)	8.22%

W. Pierce Carson	470,580	(6)	13.36%

Michael P. Martinez	19,118	(7)	nil

All officers and directors as a group (three persons)	772,717		21.82%

(1)	Unless otherwise stated, address is 500 Marquette Avenue NW, Ste. 1200, Albuquerque, New Mexico 87102.

(2)	Under SEC Rules, we include in the number of shares owned by each person, the number of shares issuable under outstanding options or warrants if those options or warrants are exercisable within 60 days of the date of this Annual Report. In calculating percentage ownership, we calculate the ownership of each person who owns exercisable options by adding (i) the number of exercisable options for that person only to (ii) the number of total shares outstanding and dividing that result into (iii) the total number of shares and exercisable options owned by that person.

(3)	Shares and percentages beneficially owned are based upon 3,422,003 shares outstanding on March 31, 2019.

(4)

Includes 1,330,443 shares owned individually, a Promissory Note convertible into 150,000 shares of Common Stock (excluding any future accrued interest that may be convertible) and 10,330 shares owned by Tri Power Resources, Inc., controlled by Mr. Gibbs.

(5)	Includes options exercisable to purchase 20,000 shares at $2.00 per share.

(6)	Includes options exercisable to purchase 40,000 shares at $2.00 per share, and 60,000 shares under a restricted stock award subject to future vesting.

(7)	Includes options exercisable to purchase 5,000 shares at $2.00 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Management fees to Mr. Power for the year ended December 31, 2018 and 2017, are $0 and $20,000, respectively. These fees are included in general and administrative expenses in our consolidated statements of operations and comprehensive loss. At December 31, 2018 and 2017, $27,500 and $27,500 of the fees had not been paid and are included in accrued liabilities on the accompanying consolidated balance sheets.

Management fees to Mr. Martinez for the year ended December 31, 2018 and 2017, are $40,000 and $0, respectively. These fees are included in general and administrative expenses in our consolidated statements of operations and comprehensive loss. At December 31, 2018 and 2017, $28,000 and $0 of the fees had not been paid and are included in accounts payable on the accompanying consolidated balance sheets.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	December 31, 2018	December 31, 2017
Accrued interest payable - Mr. Gibbs	$340,218	$221,103
Accrued interest payable - Mr. Power	76,504	16,562
Accrued interest payable - Dr. Carson	3,736	986

	$420,458	$238,651

During the year ended December 31, 2018, we paid a total of $12,357 to Mr. Power representing unpaid accrued interest on notes payable. During the year ended December 31, 2017, we paid a total of $382 to Mr. Power representing unpaid accrued interest on notes payable.

Advances Payable – Related Party

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

	Year Ended December 31, 2018
	Advances	Repayments/Conversion
Mr. Power	$19,300	$(19,300)
Mr. Carson	–	(8,100)
Totals	$19,300	$(27,400)

	Year Ended December 31, 2017
	Advances	Repayments
Mr. Power	$26,050	$26,050
Mr. Carson	8,100	–
Totals	$34,150	$26,050

In addition to the above, during the year ended December 31, 2017, Mr. Power loaned the Company $25,000 in a short term note that was subsequently transferred into the Series 2017 Notes. Mr. Power’s used personal credit cards during the year ended December 31, 2018 to fund Company operations. During the year ended December 31, 2018 a total of $125,945 was paid for on these credit cards and the Company repaid Mr. Power $101,181 resulting in a balance of $24,764 remained outstanding and is included in Advances payable, related party.

Notes Payable – Related Parties

In August 2011, we entered into an unsecured loan from John Power, the Company’s Director, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and is payable on demand with thirty days’ notice from the lender. During 2014, the Company made payments totaling $5,000 to pay down the principal balance of the note. Effective December 31, 2017, the interest rate on the note increased to 12% per annum. At both December 31, 2018 and 2017, the note balance was $15,000. At December 31, 2018 and 2017, accrued interest totaling $1,800 and $1,576, respectively, is included in Accrued interest – related parties on the accompanying consolidated balance sheets.

In January 2014, we entered into an additional unsecured loan from Mr. Power, evidenced by a $50,000 promissory note. The promissory note bears interest at 6.75% per annum and is payable on demand with thirty days’ notice from the lender. Effective December 31, 2017, the interest rate on the note increased to 12% per annum. At December 31, 2018 and 2017, accrued interest totaling $6,000 and $6,249, respectively, is included in Accrued interest – related parties on the accompanying consolidated balance sheets. At both December 31, 2018 and December 31, 2017, the note balance was $50,000.

On May 31, 2017 we entered into three short-term notes with Mr. Gibbs, Dr. Carson and Mr. Power in the principal amounts of $100,000, $25,000 and $25,000, respectively. The notes bear interest at 6% and matured on November 15, 2017. A total of $3,760 and $4,512 of interest is accrued on these notes as of December 31, 2018 and December 31, 2017, respectively. The note balances were subsequently rolled into the Series 2017 Notes.

On June 30, 2017 we entered into an additional secured loan for advances from Mr. Power and evidenced by a $125,000 promissory note. The promissory note bears interest at 6% per annum and matured on December 31, 2017 and is currently in default. Effective December 31, 2017, the interest rate on the note increased to 12% per annum. The note is collateralized by our investment in Rio Silver shares and warrants. At both December 31, 2018 and December 31, 2017, the note balance was $125,000. A total of $15,000 and $3,781 of interest is accrued on these notes as of December 31, 2018 and December 31, 2017, respectively and is included in Accrued interest – related parties on the accompanying consolidated balance sheets.

On November 30, 2017 we entered into a series of secured promissory notes (“Series 2017 Notes”) with both related and unrelated parties in the aggregate amount of $1,155,000, including financing fees of $105,000 recorded as a discount to the notes.

Net proceeds on the issuance after reducing for the transfers previously listed total $900,000. The notes are secured by a stock pledge agreement covering 100% of the outstanding common stock of Magellan Acquisition Corporation, bear interest at 10% and mature on December 31, 2018, and were subsequently extended to December 31, 2019.

The total of portion of the Series 2017 Notes from related parties totaled $1,045,000, including financing fees of $95,000 recorded as discount to the notes. Mr. Gibbs, Dr. Carson, and Mr. Power transferred $100,000, $25,000, and $25,000, respectively, from the May 31, 2017 short term related party notes into the Series 2017 Notes. As of December 31, 2018 the balance on the Series 2017 Notes from related parties, net of unamortized discount of $0, is $1,045,000 with accrued interest of $113,375. As of December 31, 2017, the balance on the Series 2017 Notes from related parties, net of unamortized discount of $87,563, is $957,437 with accrued interest of $8,875.

During the year ended December 31, 2018 $87,563 of debt discount related to the above notes was fully amortized to interest expense.

During the quarter ended December 31, 2018, Mr. Gibbs participated in the Series 2018A 10% Unsecured Convertible Note for $150,000. See below for further disclosure.

Bridge Note Offering

In October 2018 the Company sold $160,700 of Series 2018 36% Unsecured Promissory Notes (“Notes”) (“Bridge Note Offering”) to Mr. Gibbs and Mr. Power. The purchase price of the Note is equal to the principal amount of the Note. The Maturity Date of the Notes is December 31, 2018. During the year ended December 31, 2018, $10,700 was repaid to Mr. Power leaving a balance of $0. As of December 31, 2018, the portion funded by Mr. Gibbs of $150,000 remained outstanding. The note was extended until March 31, 2019 at which point it became past due and in default.

Deferred Compensation

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

At December 31, 2018 a total of $60,000 and $13,870 of salary and associated payroll tax obligations, respectively, is accrued in connection with the agreement and included in accrued liabilities on the accompanying consolidated balance sheets.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

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

The aggregate fees billed for the fiscal years 2018 and 2017 for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2018	2017
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$103,800	$31,000
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees"	0	0
Tax fees - tax compliance, tax advice and tax planning	0	0
All other fees - services provided by our principal accountants other than those identified above	0	0
Total fees	$103,800	$31,000

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	Ex. No.	Title
(1)	3.1	Certificate of Incorporation filed September 28, 2010
(1)	3.2	Bylaws
(4)	3.3	Amended and Restated Bylaws
(6)	3.4	Second Amended and Restated Bylaws
(1)	4.1	Specimen Common Stock Certificate
(1)	10.1	Cowles’ Option and Mining Lease
(1)	10.2	Mining Lease – Randall Claims
(1)	10.3	Assignment of Randall Mining Lease Agreement
(1)	10.4	Mining Lease – Secret Claims
(1)	10.5	Consulting Agreement
(2)	10.6	Promissory Note Dated August 23, 2011, in favor of John C. Power
(2)	10.7	Promissory Note Dated August 23, 2011, in favor of John D. Gibbs
(3)	10.8	First Amendment to Mining Lease – Secret Claims
(3)	10.9	Second Amendment to Mining Lease – Randall Claims
(5)	10.10	Promissory Note Dated February 28,2012, in favor of John D. Gibbs
(7)	10.11	Third Amendment to Mining Lease – Randall Claims
(8)	10.12	Option Agreement – Columbus Silver
(9)	10.13	Amendment No. 1 to Promissory Note in favor of John C. Power
(10)	10.14	Credit Agreement dated December 31, 2012 in favor of John D. Gibbs
(11)	10.15	Amendment No. 1 to Silver District Option Agreement
(12)	10.16	Allonge and Modification Agreement with John D. Gibbs
(13)	10.17	Promissory Note in favor of John Power
(14)	10.18	Silver District / Columbus Silver Purchase Agreement
(14)	10.19	Promissory Note in favor of Clifford Neuman
(15)	10.20	Second Allonge and Modification Agreement with John D. Gibbs
(16)	10.21	Employment Agreement - W. Pierce Carson
(17)	10.22	Employment Agreement – W. Pierce Carson (Magellan)
(18)	10.23	Agreement and Plan of Merger
(19)	10.24	Mining Option Agreement
(19)	10.25	Lock-Up/Voting Trust Agreement
(19)	10.26	Intuitive Pty, Ltd. Agreement
(19)	10.27	Mining Clip LLC Agreement
(19)	10.28	Promissory Note
(20)	10.29	Memorandum of Understanding
(7)	14.1	Code of Ethics
(21)	10.30	Consulting Agreement
(21)	10.31	Promissory Note in favor of W. Pierce Carson
(21)	10.32	Promissory Note in favor of John Power
(21)	10.33	Promissory Note in favor of John Gibbs
(22)	10.34	Promissory Note in favor of John Power
(22)	10.35	Stock Pledge Agreement
(23)	10.36	Amendment No. 1 to Memorandum of Understanding
(24)	10.37	Stock Purchase Agreement
(25)	10.38	Confirmation Letter
(26)	10.39	Amendment to Stock Purchase Agreement
(27)	10.40	Certificate of Amendment
(28)	10.41	Securities Purchase Agreement
(28)	10.42	Promissory Note
(29)	10.43	Securities Purchase Agreement
(29)	10.44	Promissory Note

(30)	10.45	Interim Milling Agreement
(31)	10.46	Amendment No. 2 to Stock Purchase Agreement
(31)	10.47	Closing Escrow Agreement
(31)	10.48	Form of Secured Note
(31)	10.49	Form of Stock Pledge Agreement
(31)	10.50	Form of Security Agreement
(31)	10.51	Form of Collateral Agent Agreement
(32)	10.52	Termination Agreement
(33)	10.53	Combined financial statements of SDA Mill as of and for the periods ended November 30, 2017 and December 31, 2016
(33)	10.54	Magellan Gold Corporation Unaudited Pro Forma Condensed Combined Financial Information
(34)	10.55	Amendment No. 1 to EMA Financial Note
(35)	10.56	Amendement No. 1 to Auctus Fund Note
(36)	10.57	Agreement to Convert Debt
(37)	10.58	Restricted Stock Award Agreement
(38)	10.59	Convertible Promissory Note
(39)	10.60	Securities Purchase Agreement
(40)	10.61	Agreement for Exploration
(41)	10.62	Amendment to Agreement for Exploration
(42)	10.63	EMA Amendment
(43)	10.64	Auctus Amendment
(44)	10.65	Promissory Note
(45)	10.66	Securities Purchase Agreement
(46)	10.67	Amendment No. 1 Convertible Promissory Note
(47)	10.68	Letter Agreement
(48)	10.69	Form of 10% Convertible Promissory Note – Note Offering
(49)	10.70	Form of 36% Convertible Promissory Note – Bridge Note Offering
*	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance*
	101.SCH	XBRL Taxonomy Extension Schema**
	101.CAL	XBRL Taxonomy Extension Calculation**
	101.DEF	XBRL Taxonomy Extension Definition**
	101.LAB	XBRL Taxonomy Extension Labels**
	101.PRE	XBRL Taxonomy Extension Presentation**

(1)	Incorporated by reference as an Exhibit to Form S-1 as filed with the Commission on May 18, 2011.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 25, 2011.
(3)	Incorporated by reference as an Exhibit to Quarterly Report on Form 10-Q as filed with the Commission on November 14, 2011.
(4)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 7, 2012.
(5)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A-1 as filed with the Commission on March 29, 2012.
(6)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on March 30, 2012.
(7)	Incorporated by reference as an Exhibit to Annual Report on Form 10-K as filed with the Commission on March 30, 2012.
(8)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 30, 2012.
(9)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 4, 2013.

(10)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 4, 2013.
(11)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 23, 2013.
(12)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 2, 2014.
(13)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on April 29, 2014.
(14)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 2, 2014.
(15)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 3, 2015.
(16)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 11, 2015.
(17)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 2, 2016.
(18)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 27, 2016.
(19)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 27, 2016.
(20)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on March 7, 2017.
(21)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 20, 2017.
(22)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 21, 2017.
(23)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 1, 2017.
(24)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on September 12, 2017.
(25)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 11, 2017.
(26)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 18, 2017.
(27)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 30, 2017.
(28)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 6, 2017.
(29)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 7, 2017.
(30)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 8, 2017.
(31)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on December 6, 2017.
(32)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 10, 2018.
(33)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A as filed with the Commission on April 24, 2018.
(34)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 19, 2018.
(35)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 19, 2018.
(36)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 30, 2018.
(37)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 30, 2018.
(38)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A as filed with the Commission on August 1, 2018.
(39)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A as filed with the Commission on August 1, 2018.
(40)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 20, 2018.
(41)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 20, 2018.
(42)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(43)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(44)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(45)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(46)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on September 5, 2018.
(47)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on September 25, 2018.
(48)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 6, 2018.
(49)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 6, 2018.

*	Filed herewith.
**	Furnished, not filed.

MAGELLAN GOLD CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Magellan Gold Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Magellan Gold Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

April 12, 2019

MAGELLAN GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$4,862	$421
Due from Rose Petroleum	–	27,147
Investment in Rio Silver equities	70,609	109,532
Prepaid expenses and other current assets	44,746	121,283

Total current assets	120,217	258,383

Mineral rights, net of impairment	48,164	323,200

Property, plant and equipment, net of accumulated depreciation of $130,644 and $11,822, respectively	1,054,381	1,155,811

Other Assets:
Prepaid expenses and other assets	301,158	216,151

Total assets	$1,523,920	$1,953,545

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	540,593	270,424
Accrued liabilities	206,948	60,296
Line of credit - related party	852,500	932,500
Notes payable - related parties	1,385,000	1,197,437
Notes payable	110,000	100,783
Convertible note payable - related party	150,000	–
Convertible notes payable	205,000	271,697
Accrued interest - related parties	420,458	238,651
Accrued interest	13,926	5,750
Advances payable, related party	24,764	8,100
Total current liabilities	3,909,189	3,085,638

Long term liabilities:
Asset retirement obligation	116,149	115,914

Total liabilities	4,025,338	3,201,552

Shareholders' deficit:
Preferred shares, $.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	–	–
Common shares - $0.001 par value; 1,000,000,000 shares authorized, 3,264,752 and 1,911,628 shares issued and outstanding, respectively	3,265	1,912
Additional paid-in capital	4,310,699	2,897,539
Accumulated other comprehensive loss	(108,858)	(87,570)
Accumulated deficit	(6,706,524)	(4,059,888)
Shareholders' deficit	(2,501,418)	(1,248,007)

Total liabilities and shareholders' deficit	$1,523,920	$1,953,545

See accompanying notes to the consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2018	2017
Revenues, net	$123,955	$–

Operating costs and expenses:
Cost of sales	437,711	–
Exploration costs	20,035	61,233
General and administrative expenses	886,770	964,302
Depreciation and amortization	118,822	12,104
Accretion of asset retirement obligation	–	367
Impairment loss	323,200	345,697

Total operating costs and expenses	1,786,538	1,383,703

Operating loss	(1,662,583)	(1,383,703)

Other income (expense):
Interest expense	(718,583)	(96,480)
Foreign currency exchange gain	3,128	–
Loss on extinguishment of debt	(73,250)	–
Unrealized gain (loss) on equity securities	(38,923)	–
Other expenses	(48,644)	–
Gain (loss) on change in derivative liability	224,529	(657,776)

Total other income (expense)	(651,743)	(754,256)

Net loss	(2,314,326)	(2,137,959)

Deemed dividend	(323,792)	–

Net loss attributable to common shareholders	$(2,638,118)	$(2,317,959)

Net loss	$(2,314,326)	$(2,137,959)

Other comprehensive income (loss):
Foreign currency translation	(29,806)	(79,052)
Unrealized loss on available -for-sale securities	–	(8,518)

Net comprehensive loss	$(2,344,132)	$(2,225,529)

Basic and diluted net loss per common share	$(1.10)	$(1.46)

Basic and diluted weighted-average common shares outstanding	2,388,807	1,465,243

See accompanying notes to the consolidated financial statements

MAGELLAN GOLD CORPORATION

Consolidated Statements of Shareholders' Deficit

For the years ended December 31, 2018 and 2017

					Additional	Accumulated Other
	Preferred Stock		Common Stock		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Gain (Loss)	Deficit	Total

Balance, December 31, 2016	–	$–	1,292,611	$1,293	$920,160	$–	$(1,921,929)	$(1,000,476)
								–
Sales of common stock and warrants	–	–	35,000	35	174,965	–	–	175,000
Conversion of notes payable	–	–	160,000	160	25,895	–	–	26,055
Reclassification of derivative liability	–	–	–	–	777,276	–	–	777,276
Stock issued for prepaid services	–	–	60,000	60	119,940	–	–	120,000
Stock Based compensation	–	–	80,000	80	303,562	–	–	303,642
Stock issued for acquisition of SDA Mill	–	–	284,017	284	425,741	–	–	426,025
Capital contribution	–	–	–	–	150,000	–	–	150,000
Net loss	–	–	–	–	–	–	(2,137,959)	(2,137,959)
Other comprehensive loss	–	–	–	–	–	(87,570)	–	(87,570)

Balance, December 31, 2017	–	–	1,911,628	1,912	2,897,539	(87,570)	(4,059,888)	(1,248,007)

Adoption of ASU 2016-01	–	–	–	–	–	8,518	(8,518)	–
Sales of common stock and warrants	–	–	460,000	460	459,540	–	–	460,000
Exercise of warrants	–	–	120,000	120	119,880	–	–	120,000
Conversion of debt - related party	–	–	198,100	198	197,902	–	–	198,100
Warrant derivative liability		–	–	–	(168,791)	–	–	(168,791)
Resolution of derivative liability	–	–	–	–	239,262	–	–	239,262
Stock Based compensation	–	–	20,000	20	36,647	–	–	36,667
Stock issued for prepaid asset	–	–	20,261	20	18,215	–	–	18,235
Conversion of debt	–	–	236,000	236	187,012	–	–	187,248
Deemed dividend	–	–	298,636	299	323,493	–	(323,792)	–
Rounding from stock split	–	–	127	–	–	–	–	–
Net loss	–	–	–	–	–	–	(2,314,326)	(2,314,326)
Other comprehensive loss	–	–	–	–	–	(29,806)	–	(29,806)

Balance, December 31, 2018	–	$–	3,264,752	$3,265	$4,310,699	$(108,858)	$(6,706,524)	$(2,501,418)

See accompanying notes to the consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2018	2017
Operating activities:
Net loss	$(2,314,326)	$(2,137,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of asset retirement obligation	–	367
Accretion of discounts on notes payable	421,083	12,766
Amortization of service contracts	119,167	52,884
Depreciation and amortization expense	118,822	12,104
Loss on extinguishment of debt	73,750	–
Unrealized loss on equity securities	38,923	–
(Gain) loss on change in derivative liability	(224,529)	657,776
Impairment loss	323,200	345,697
Stock based compensation	36,667	303,642
Changes in operating assets and liabilities:
Due from Rose Petroleum	27,147	(27,147)
Prepaid expenses and other assets	(109,402)	1,354
Accounts payable and accrued liabilities	396,114	229,259
Accrued interest	451,029	83,331

Net cash used in operating activities	(642,355)	(465,926)

Investing activities:
Purchase of plant, property and equipment	(15,760)	–
Payment of installment on El Dorado acquisition	(50,000)	–
Purchase of Rio Silver equity securities	–	(58,297)
Payment of option to acquire SDA mill	–	(1,000,000)

Net cash used in investing activities	(65,760)	(1,058,297)

Financing activities:
Proceeds from advances from related parties	19,300	34,150
Payments on advances from related parties	(19,300)	(26,050)
Payments on expenses paid on related party credit card	(101,181)	–
Proceeds from Notes payable - related parties	160,700	1,075,000
Payments on Notes payable - related parties	(60,700)	–
Proceeds from Line of credit - related party	20,000	–
Proceeds from convertible notes	300,000	267,150
Proceeds from convertible notes - related parties	150,000	–
Payments on convertible notes	(306,896)	–
Proceeds from sale of common stock and warrants	460,000	175,000
Proceeds from the exercise of warrants	120,000	–

Net cash provided by financing activities	741,923	1,525,250

Effect of foreign currency exchange	(29,367)	(1,091)

Net increase in cash	4,441	(64)
Cash at beginning of period	421	485

Cash at end of period	$4,862	$421

Supplemental disclosure of cash flow information
Cash paid for interest	$90,373	$382
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Conversion of line of credit to common stock	$100,000	$–
Conversion of advances - related party to common stock	$8,100	$–
Conversion of accrued wages to common stock	$90,000	$–
Common stock issued for prepaid assets	$18,235	$–
Deemed dividend on true-up share issuance	$323,792	$–
Adoption of ASU 2016-01	$8,518
Common stock issued for prepaid service contracts	$–	$120,000
Common stock issued for purchase of SDA Mill	$–	$426,025
Conversion of accounts payable - related party to note payable	$–	$100,000
Notes payable - Rose Petroleum, purchase of SDA Mill	$–	$50,000
Dr. Carson capital contribution for waiver of accrued wages	$–	$150,000
Conversion of notes payable and accrued interest to common stock	$187,248	$26,055
Warrant derivative liability	$168,791	$–
Resolution of derivative liability	$239,262	$777,276
Expenses paid by related party credit cards	$125,945	$–
Unrealized loss on available-for-sale securities	$–	$8,518

See accompanying notes to the consolidated financial statements

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

On January 3, 2019, the Financial Industry Regulatory Authority (“FINRA”) informed Magellan Gold Corporation, a Nevada corporation (the “Company”) that a 1-for-50 reverse split of the Company’s common stock, previously disclosed in the Company’s Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission (the “SEC”) on September 22, 2017, would be effective at the market open on January 7, 2019. The stock split has been retroactively adjusted throughout these financial statements and footnotes.

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

In July 2016, the Company completed a share exchange with Dr. Carson in which Dr. Carson surrendered his 15% interest in G+W in exchange for 172,480 shares of Magellan Gold Corporation. As a result of this transaction, G+W became a wholly owned subsidiary of Magellan Gold Corporation.

On October 24, 2016, the Company entered into a Mining Option Agreement (“Option Agreement”) between and among Rio Silver Inc., a Canadian company (“Rio Silver”), Minera Rio Plata S.A.C. (“Minera”), a Peruvian company and subsidiary of Rio Silver, and Magellan Gold Peru S.A.C. (“Magellan Peru”), a Peruvian company and wholly owned subsidiary of the Company pursuant to which Rio Silver through Minera granted to the Company a sole and exclusive option to acquire an undivided 50% interest in and to property located in central Peru. Effective December 31, 2017, the Company agreed with Rio Silver to terminate the option agreement, thereby terminating the Company’s option to earn an interest in the Niñobamba Silver/Gold Project. The Company retained its ownership of Rio Silver stock. Further information regarding the Option Agreement is included in Note 4– Mining Option Agreement.

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

The purchase price for the SDA Mill consisted of $850,000 cash, a $50,000 promissory note, the $50,000 non-refundable option payment, the $100,000 previously paid for the option-to-purchase extension, and 284,017 shares of common stock (the “Shares”) with a fair value of $426,025 at the closing date. The note is non-interest bearing and due on March 10, 2018. The Shares will be held in escrow for a period of 12 months and the Company had the option to repurchase the Shares from Rose for the sum of $500,000 in the first six months and $550,000 in months 7 to 12.

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

Our primary focus with the acquisition of the SDA Mill in Mexico is to transform Magellan into a production company with its El Dorado concession and to continue to advance our Arizona silver project towards resource definition and eventual development, and possibly to acquire additional mineral rights and conduct additional exploration, development and permitting activities. Our mineral lease payments, permitting applications and exploration and development efforts will require additional capital. We rely upon the sale of our securities as well as advances and loans from executive management and significant shareholders to fund our operations as we have not generated any significant revenue.

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At December 31, 2018, we had a working capital deficit, we had not yet generated any significant revenues or achieved profitable operations and we have accumulated losses of $6,706,524. We expect to incur further losses in the development of our business, all of which raises substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock but cannot assure than any future financings will occur.

Note 2 – Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include our accounts and the accounts of our 100% owned subsidiaries, Gulf + Western Industries, Inc., Magellan Acquistion Corporation, Minerales Vane 2, S.A. de C.V., and Minerales VANE Operaciones. All intercompany transactions and balances have been eliminated. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Foreign Currency Translations

The Company maintains its accounting records in US Dollars. Our operating subsidiary, Minerales Vane 2, S.A. de C.V and Minerales VANE Operaciones are located in Mexico and maintain its accounting records in the Mexican Peso, which is its functional currency. Assets and liabilities of the subsidiaries are translated into the U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates. Translation adjustments are reported as a separate component of other comprehensive loss in the consolidated statements of operations and comprehensive loss. Foreign currency denominated transactions are translated at exchange rates approximating those ruling at the transaction dates. Exchange gains and losses are recognized in income.

Fair Value of Financial Instruments

We value our financial assets and liabilities using fair value measurements. Our financial instruments primarily consist of cash and cash equivalents, investments in available for sale securities, accounts payable, accrued liabilities, derivative liabilities, amounts due to related parties and notes payable to related parties. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount of cash and cash equivalents, accounts payable, accrued liabilities, notes payable to third parties and related parties and other amounts due to related parties approximates fair value because of the short-term nature of these financial instruments.

Concentrations

Our financial instruments which potentially subject us to credit risk are our cash and cash equivalents. We maintain our cash and cash equivalents at reputable financial institutions and currently, we are not exposed to significant credit risk. All sales during the year ended December 31, 2018 were to one customer.

Cash and Cash Equivalents

We consider all amounts on deposit with financial institutions and highly liquid investments with an original maturity of three months or less to be cash equivalents at the date of purchase.

Investment Securities

We report investments in marketable equity securities at fair value. Realized and unrealized gains and losses on equity securities are included net income (loss). We regularly review equity securities for impairment using both quantitative and qualitative criteria.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any abandonment or impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2018. Impairment charges of $323,200 and $0 were recognized during the years ended December 31, 2018 and 2017, respectively.

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

Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation. Property and equipment is amortized on a straight-line basis over its estimated life:

•	SDA Mill – 10 years
•	Mill equipment – 10 years
•	Tailings Dam – 10 years
•	Office and Warehouse – 10 years

Goodwill

Goodwill was generated through the acquisition of the SDA Mill in fiscal 2017 as the total consideration paid exceeded the fair value of the net assets acquired.

The Company tests its goodwill for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and the Company’s consolidated financial results. There was an impairment charge of $0 and $345,697 during the years ended December 31, 2018 and 2017, respectively.

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

Comprehensive Income/Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income/loss and its components in the financial statements. As of December 31, 2018 and 2017, the Company’s component of comprehensive income was foreign currency translation adjustments.

Notes Payable – Related Parties

Notes payable to related parties are classified as current liabilities as either the note holders have the ability to control the repayment dates of the notes or maturity dates are within one year of the reported balance sheet date.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue From Contracts With Customers, which was adopted on January 1, 2018 using the modified retrospective method, with no impact to the Company’s comparative financial statements. Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

•	Identification of the contact with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

All of the Company’s revenue is currently generated from the sales of similar products. As such no further disaggregation of revenue information is provided.

Performance Obligations

Revenues are recognized when all the following criteria are satisfied: (i) a contract with an end user exists which has commercial substance; (ii) it is probable the Company will collect the amount charged to the end user; and (iii) the Company has completed its performance obligation whereby the end user has received the benefit of the services or when control of products has transferred to the end user. A contract with commercial substance exists once the Company receives and accepts a purchase order or once it enters into a contract with an end user. If collectibility is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of products typically transfers when title and risk of ownership of the product has transferred to the customer or the services are completed. Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns. Shipping charges billed to customers are included in net sales. Various taxes on the sale of products and services to customers are collected by the Company as an agent and remitted to the respective taxing authority. These taxes are presented on a net basis and recorded as a liability until remitted to the respective taxing authority.

Contract Costs

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed and included within cost of goods and services.

Contract Liabilities

The Company may at times receive payment at the time the customer places an order or requests services. Amounts received for undelivered product are considered a contract liability and are recorded as deferred revenue. As of December 31, 2018 and 2017, the Company had $15,000 and $0 of deferred revenue related to unsatisfied performance obligations included with accrued liabilities.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements and the effect of net operating losses based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2018 and 2017, the Company had no uncertain tax positions.

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the years ended December 31, 2018 and 2017, potential common shares associated with convertible notes payable and outstanding warrants and options to purchase common stock have been omitted from the net loss per common share computation as they are anti-dilutive due to the net loss for these periods.

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

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, "Leases: Topic 842 (ASU 2016-02)", to supersede nearly all existing lease guidance under GAAP. The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. ASU 2016-02 is effective for the Company in the first quarter of our fiscal year ending December 31, 2019 using a modified retrospective approach with the option to elect certain practical expedients. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements but does not expect it to have a material impact.

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

Note 3 – Mineral Rights and Properties

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

In addition, the Company entered into an agreement to purchase a comprehensive El Dorado data package including diamond drill core and technical information for a price of $120,000, payable in cash and Magellan common stock. As of December 31, 2018, $10,000 of cash and 20,261 shares of common stock, with an issuance day fair value of $18,235, have been issued. As of December 31, 2018, $40,000 in cash and $60,000 in stock is due and payable under this agreement in 2019.

At December 31, 2018 and December 31, 2017, our mineral rights and properties were $48,164 and $0 (after currency adjustment), respectively associated with our El Dorado project. We updated our impairment analysis as of December 31, 2018 and concluded that the carrying value is not impaired.

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

In August 2018, we renewed the BLM lode and mill site claims in La Paz County, Arizona with the Bureau of Land Management and these claims will remain in good standing through August 31, 2019. Additionally, in both August 2017 and 2018, we made advance minimum royalty payments of $10,000 to a third-party landowner on the Red Cloud lease, which includes the Red Cloud Patented claim and two BLM lode claims. We also expanded the Arizona State Exploration Permit to approximately 334.85 acres on the Arizona State section that comprises part of our Silver District land package and are current on our obligations under this permit.

On July 9, 2015, G+W entered into two Lease and Purchase Agreements (“Agreements”) with an individual that grant the Company certain exploration and mining rights for two patented lode claims located in the Silver District, La Paz County, Arizona. The Agreements provide for scheduled variable annual advance minimum royalty payments to the lessor. In addition, the Agreements have an initial term of 20 years, and provide for the purchase of the properties for $125,000 each during the term of the lease, net of any advance royalty payments made up to the date of the purchase. The Company paid the initial advance royalty payments totaling $3,000 and advance royalty payments of $3,000 to maintain these Agreements. Due to an uncertainty associated with the clarification of the legal title for these two patented lode claims, these payments have not been capitalized as mining rights, and therefore are included in exploration costs during the period in which the obligation was due.

During the year ended December 31, 2018 the Company fully impaired its capitalized asset of $323,200 related to the Sliver District project.

Note 4 –Mining Option Agreement

On June 30, 2016 the Company signed a non-binding Letter of Intent (“LOI”) with Rio Silver Inc., and on October 24, 2016 the Company executed a definitive Mining Option Agreement (“Option Agreement), pursuant to which Magellan is granted the option to earn an undivided 50% interest in the Niñobamba Silver- Gold Property (“Property”), located 330 kilometers southeast of Lima in the Department of Ayacucho, Peru.

As a condition of the LOI, the Company paid a refundable $12,000 deposit. This payment was recorded as a deposit and subsequently used to maintain certain mining concessions on the property.

In addition to the deposit, the Company was obliged to subscribe to two private placement unit financings in Rio Silver, each for aggregate proceeds of Cdn$75,000. The Company completed the first unit private placement on August 23, 2016. The first placement included 1,500,000 units priced at Cdn$0.05, which included one share of Rio Silver common stock and one warrant to purchase one share of Rio Silver common stock for Cdn$0.05 preliminarily set to expire on February 23, 2018. The cost of the units in the first private placement totaled USD $59,753. The second placement included 1,250,000 units priced at Cdn$0.06, which was completed on January 19, 2017, and included one share of Rio Silver common stock and one warrant to purchase one share of Rio Silver common stock for Cdn$0.06 preliminarily set to expire on July 19, 2018. The cost of the units in the second private placement totaled USD $58,297. Each of these transactions were recorded as an investment in Rio Silver equity securities and included on the accompanying consolidated balance sheets at December 31, 2018 and 2017. During the year ended December 31, 2018, we have recorded an unrealized loss of $38,923 to write-down the investment. The shares of common stock and warrants of Rio Silver have been pledged by the Company to John Power to secure repayment of a $125,000 loan.

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

On January 5, 2018, Magellan entered into a Termination Agreement, effective December 31, 2017, with Rio Silver Inc. to mutually terminate the Company’s option to earn an interest in Rio Silver’s Niñobamba exploration property in Peru. In connection with the termination of the agreement, Rio Silver agreed to apply to the TSX Venture Exchange for an 18-month extension of the 2,750,000 warrants that Magellan holds in Rio Silver stock, which otherwise would expire in February and July 2018. The TSX Venture Exchange subsequently approved the extensions.

In connection with the termination of the agreement, Magellan agreed to grant Rio Silver a right of first refusal on any sale of the 2,750,000 shares of Rio Silver stock that Magellan currently holds.

Additionally, effective in 2018, the Company sold its interest in Magellan Gold Peru S.A.C. for consideration of $1.00. The Company realized a loss on disposition of $567.

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

The total purchase price for the SDA Mill was determined to be $1,476,025 which consisted of $850,000 cash, a $50,000 promissory note, the $50,000 non-refundable option payment, the $100,000 paid for the option-to-purchase extension, and 284,017 shares of common stock (the “Shares”) with a fair value of $426,025. The note was non-interest bearing and was paid in full April 12, 2018. This note was grouped with Notes Payable Related Party due to Rose’s share ownership in the Company. The Shares will be held in escrow for a period of 12 months and the Company has the option to repurchase the Shares from Rose for the sum of $500,000 in the first six months and $550,000 in months 7 to 12. The Company did not exercise this option to repurchase the shares from Rose and the option is now expired.

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

Unaudited pro forma results of operations for the years ended December 31, 2017 as though the Company had acquired the SDA Mill on the first day of the fiscal year are set forth below:

December 31, 2017
Pro Forma

Net Sales	$305,272

Operating Expenses	2,995,145

Net Loss	$(2,689,873)

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

The Agreement was completed and terminated during November 2017. The Company has an outstanding receivable from Rose of $0 as of December 31, 2018 and $27,147 as of December 31, 2017.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value at December 31,	Fair Value Measurement at December 31, 2018
	2018	Level 1	Level 2	Level 3
Investment in Rio Silver equities	$70,609	$70,609	$–	$–

	Fair Value at December 31,	Fair Value Measurement at December 31, 2017
	2017	Level 1	Level 2	Level 3
Investment in Rio Silver equities	$109,532	$109,532	$–	$–

A summary of the activity of the derivative liability is shown below:

Balance December 31, 2016	119,500
Total losses (unrealized, realized) included in net loss	657,776
Reclassifications of derivative liability to APIC	(777,276)
Balance December 31, 2017	–
Convertible note discount from derivative liability	295,000
Warrant derivative liability	168,791
Resolution of derivative liability	(239,262)
Total losses (unrealized, realized) included in net loss	(224,529)
Balance December 31, 2018	–

A summary of the activity of the Investment in Rio Silver equities is shown below:

Balance December 31, 2016	$59,753
Total unrealized losses included in Other comprehensive loss	(8,518)
Purchases of Rio Silver equities	58,297
Balance December 31, 2017	109,532
Change in fair value	(38,923)
Balance December 31, 2018	$70,609

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

On December 31, 2015 we again amended the credit agreement to increase the borrowing limit to $1,000,000 and extended the maturity date to December 31, 2016. Finally, on March 31, 2017 with an effective date of December 31, 2016 we again amended the credit agreement to extend the maturity date to December 31, 2018. In April 2019 this credit facility was extended until December 31, 2019 in exchange for a fee equal to 2% of the outstanding balance. All other terms of the agreement were unchanged. At December 31, 2018 the Company has an additional $147,500 available under the credit line.

During the year ended December 31, 2018, $20,000 was received under this agreement. During the same period Mr. Gibbs converted $100,000 of the outstanding balance on the line of credit into 100,000 shares of common stock at $1.00 per share. The outstanding balance under the line of credit was $852,500 and $932,500 at December 31, 2018 and December 31, 2017, respectively. In addition, a total of $265,876 and $213,657 of interest has been accrued on this obligation and is included in Accrued interest - related parties on the accompanying consolidated balance sheets at December 31, 2018 and December 31, 2017, respectively.

Note 9 – Notes Payable – Related Parties

In August 2011, we entered into an unsecured loan from John Power, the Company’s Director, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and is payable on demand with thirty days’ notice from the lender. During 2014, the Company made payments totaling $5,000 to pay down the principal balance of the note. Effective December 31, 2017, the interest rate on the note increased to 12% per annum. At both December 31, 2018 and 2017, the note balance was $15,000. At December 31, 2018 and 2017, accrued interest totaling $1,800 and $1,576, respectively, is included in Accrued interest – related parties on the accompanying consolidated balance sheets.

In January 2014, we entered into an additional unsecured loan from Mr. Power, evidenced by a $50,000 promissory note. The promissory note bears interest at 6.75% per annum and is payable on demand with thirty days’ notice from the lender. Effective December 31, 2017, the interest rate on the note increased to 12% per annum. At December 31, 2018 and 2017, accrued interest totaling $6,000 and $6,249, respectively, is included in Accrued interest – related parties on the accompanying consolidated balance sheets. At both December 31, 2018 and December 31, 2017, the note balance was $50,000.

On May 31, 2017 we entered into three short-term notes with Mr. Gibbs, Dr. Carson and Mr. Power in the principal amounts of $100,000, $25,000 and $25,000, respectively. The notes bear interest at 6% and matured on November 15, 2017. A total of $3,760 and $4,512 of interest is accrued on these notes as of December 31, 2018 and December 31, 2017, respectively. The note balances were subsequently rolled into the Series 2017 Notes.

On June 30, 2017 we entered into an additional secured loan for advances from Mr. Power and evidenced by a $125,000 promissory note. The promissory note bears interest at 6% per annum and matured on December 31, 2017 and is currently in default. Effective December 31, 2017, the interest rate on the note increased to 12% per annum. The note is collateralized by our investment in Rio Silver shares and warrants. At both December 31, 2018 and December 31, 2017, the note balance was $125,000. A total of $15,000 and $3,781 of interest is accrued on these notes as of December 31, 2018 and December 31, 2017, respectively and is included in Accrued interest – related parties on the accompanying consolidated balance sheets.

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

The portion of the Series 2017 Notes from related parties totaled $1,045,000, including financing fees of $95,000 recorded as discount to the notes. Mr. Gibbs, Dr. Carson, and Mr. Power transferred $100,000, $25,000, and $25,000, respectively, from the May 31, 2017 short term related party notes into the Series 2017 Notes. As of December 31, 2018 the balance on the Series 2017 Notes from related parties, net of unamortized discount of $0, is $1,045,000 with accrued interest of $113,375. As of December 31, 2017, the balance on the Series 2017 Notes from related parties, net of unamortized discount of $87,563, is $957,437 with accrued interest of $8,875. During the year ended December 31, 2018 $87,563 of debt discount related to the above notes was fully amortized to interest expense.

On March 12, 2019, the Company extended the Series 2017 Notes to December 31, 2019 in exchange for an increase of the principal balance of $57,918.

During the quarter ended December 31, 2018, Mr. Gibbs participated in the Series 2018A 10% Unsecured Convertible Note for $150,000. See below for further disclosure.

Bridge Note Offering

In October 2018 the Company sold $160,700 of Series 2018 36% Unsecured Promissory Notes (“Notes”) (“Bridge Note Offering”) to Mr. Gibbs and Mr. Power. The purchase price of the Note is equal to the principal amount of the Note. The Maturity Date of the Notes is December 31, 2018. During the year ended December 31, 2018, $10,700 was repaid to Mr. Power leaving a balance of $0. As of December 31, 2018, the portion funded by Mr. Gibbs of $150,000 remained outstanding. On January 18, 2019, the Note was extended until March 31, 2019 after which it was in default.

Note 10 – Notes Payable

As discussed in Note 9 – Notes Payable – Related Parties, on November 30, 2017 we entered into a series of secured promissory notes (“Series 2017 Notes”) with both related and unrelated parties in the aggregate amount of $1,155,000, including financing fees of $105,000 recorded as a discount to the notes.

The total of portion of the Series 2017 Notes from non-related parties totaled $110,000, including financing fees of $10,000 recorded as discount to the notes. As of December 31, 2018 the balance on the notes from non-related parties, net of unamortized discount of $0, is $110,000 with accrued interest of $11,934. As of December 31, 2017, the balance on the notes from non-related parties, net of unamortized discount of $9,217 is $100,783 with accrued interest of $934.

During the year ended December 31, 2018 $9,217 of debt discount related to the above notes was fully amortized to interest expense.

On March 12, 2019, the Company extended the Series 2017 Notes to December 31, 2019 in exchange for an increase of the principal balance of $6,097.

Note 11 – Convertible Notes Payable and Derivative Liability

Auctus Note

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

Effective June 8, 2018 the Company and Auctus Fund, LLC (“Auctus”) signed an Amendment No. 1 to the Convertible Promissory Noted (the “Auctus Note”) dated November 1, 2017 (the “Auctus Amendment”). Under the terms of the Auctus Amendment, the principal outstanding balance of the Auctus Note has been increased from $170,000, to $212,500. Also, Auctus agreed to forbear from exercising rights arising from certain Events of Default (as defined in the Note) unless a new Event of Default occurs or the Company fails to become current in its required SEC filings by June 30, 2018. Auctus also agreed not to exercise its conversion privileges under the Auctus Note at prices below $1.00 per share until September 30, 2018. The Company evaluated this conversion feature and determined that it did not qualify for derivative accounting. It was then determined that no beneficial conversion feature existed at the time of debt issuance. The Company recorded the change in the debt instrument as an extinguishment and recorded the increase in principal balance of $42,500 as a loss on extinguishment of debt. On August 16, 2018 the Auctus Note was again amended to decrease the minimum conversion price to $0.90. The amendment was not considered to be a substantial modification. The Company re-evaluated the conversion feature and determined that no beneficial conversion feature existed at the time of the amendment.

During the year ended December 31, 2018, 204,000 shares were issued related to the conversion of $136,304 of notes and $22,144 of interest and fees. On October 31, 2018, the Company repaid in full the remaining balance of the Auctus note with a payment of $86,217 which included $76,196 of principal.

EMA Note

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

Effective June 8, 2018 the Company and EMA Financial, LLC (“EMA”) signed an Amendment No. 1 to the Convertible Promissory Noted (the “EMA Note”) dated November 2, 2017 (the “EMA Amendment”). Under the terms of the EMA Amendment, the principal outstanding balance of the EMA Note has been increased from $125,000, to $156,250. Also, EMA agreed to forbear from exercising rights arising from certain Events of Default (as defined in the Note) unless a new Event of Default occurs or the Company fails to become current in its required SEC filings by June 30, 2018. EMA also agreed not to exercise its conversion privileges under the EMA Note at prices below $1.00 per share until September 30, 2018. The Company evaluated this conversion feature and determined that it did not qualify for derivative accounting. It was then determined that no beneficial conversion feature existed at the time of debt issuance. The Company recorded the change in the debt instrument as an extinguishment and recorded the increase in principal balance of $31,250 as a loss on extinguishment of debt. On August 16, 2018 the EMA Note was again amended to decrease the minimum conversion price to $0.90. The amendment was not considered to be a substantial modification. The Company re-evaluated the conversion feature and determined that no beneficial conversion feature existed at the time of the amendment.

The Company evaluated other convertible instruments and determined that the outstanding common stock warrants were required to be treated as a derivative during the period from May 1, 2018 through June 8, 2018 as a result of the variable conversion feature on the above notes. As a result an initial derivative liability of $62,569 was recorded and reclassified out of equity and a final derivative liability of $70,650 was reclassified back into equity at the point the common stock warrants no longer qualified as a derivative. The impact was the recording of a loss on derivative liability of $8,081. The following assumptions were used in the derivative liability valuation; Expected Term 0.23 years to 0.67 years, Expected Volatility 212% to 232%, Risk free rate 2.03% to 2.12%, Expected Dividend 0.

During the year ended December 31, 2018, 32,000 shares were issued for the conversion of $26,550 of notes and $2,250 of interest and fees. In October 2018, the note and accrued interest was repaid in full using cash proceeds from the Series 2018A Unsecured Convertible Notes.

Power Up Notes

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

In October 2018, the Power Up Notes were repaid in full with a payment of $133,242. Of the payment, $101,000 was applied to the note balances and the remainder to interest and prepayment fees.

Series 2018A and Series 2018B 10% Unsecured Convertible Note

In the quarter ended December 31, 2018, the Company sold $205,000 of Series 2018A and $150,000 of Series B 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series A and Series B Notes are convertible into shares of Common Stock at a conversion price of $1.00 and $1.25, respectively, during the life of the Note. The Company evaluated the conversion option and concluded it was not required to be bifurcated as a derivative. The Company also concluded that no beneficial conversion feature was present at issuance. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes mature twelve (12) months from the date of issue. The maturity date can be extended at the option of the Company for an additional one (1) year. Within thirty (30) days following the closing of an offering, the Company has agreed to prepare and file a Registration Statement on Form S-1 registering the resale of the shares of Common Stock issuable upon conversion of the Notes. Of the Series A issuance, $150,000 was sold to a related party, Mr. Gibbs.

As of December 31, 2018, the balance due under these notes is $355,000 in principal and $5,692 in accrued interest.

Other

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

The note principal and accrued interest was convertible at any time into shares of common stock at a conversion price of $1.95, which represented the closing bid price of the common stock on the OTC Bulletin Board on the date of issuance.

In April 2016 the note holder elected to convert a total of $23,400, consisting of $18,512 of principal and $4,888 of accrued interest. The conversion resulted in the issuance of 12,000 shares of the Company’s common stock. As a result of the conversion, a total of $20,044 of the derivative liability associated with the note was reclassified to additional paid in capital on the conversion date. At December 31, 2016 the remaining note balance was $33,020.

On April 14, 2017 the Company and the note holder agreed to modify the terms of the note to reduce the conversion rate from $1.95 to $0.50, and the maturity terms from five days written demand to 180 days. Immediately subsequent to the modifications, the note holder converted $20,000 of the principal into 40,000 shares of common stock. This transaction resulted in a total of $173,146 of the derivative liability reclassified to additional paid-in capital. Immediately following the conversion, the note principal balance was $13,020 together with accrued interest of $1,830. The Company agreed to pay the note holder $8,850 in cash consisting of a partial principal payment of $7,020 and the $1,830 accrued interest. This resulted in a $76,621 reduction of the derivative liability, which was recorded as a gain on change of the derivative liability. Following these transactions the note had a remaining principal balance of $6,000 and no accrued interest.

Immediately following the modifications and conversion, the note holder agreed to sell the note to a third party, Bright Star International, Inc. (“Bright Star”), with which the Company subsequently entered into an investor and public relations consulting agreement effective May 22, 2017. Upon the sale of the note to Bright Star, the Company again agreed to further reduce the conversion rate from $0.50 to $0.05. All other provisions of the note remained unchanged. Bright Star elected to convert $3,000 of the remaining principal into 60,000 shares of the Company’s common stock. This transaction resulted in a total of $268,930 of the derivative liability transferred to Additional paid-in capital.

On August 3, 2017, Brightstar converted the remaining $3,000 of the note into an additional 60,000 shares of the Company’s stock. Accrued interest on the note of $55 was also converted. This transaction resulted in a total of $335,200 of the derivative liability and $55 of accrued interest transferred to Additional paid-in-capital. As of December 31, 2017, there are no additional principal or accrued interest amounts owed on the note.

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

Based upon the above, the note was evaluated upon the initial change in the conversion rate on April 14, 2017 from $1.95 to $0.50. This evaluation resulted in an increase of the liability and a loss on change of the derivative liability of $239,640.  The note was again evaluated upon the subsequent reduction of the conversion rate from $0.50 to $0.05. This evaluation resulted in an increase of the liability and a loss on change of the derivative liability of $485,917.

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

The quarterly and special evaluations combined with the gain resulting from the agreement to pay a portion of the principal and interest to the original note holder have resulted in a total loss on changes of the derivative liability of $657,776 for the year ended December 31, 2017.

Note 12 – Shareholders’ Deficit

Sales of common stock and warrants:

During the nine months ended September 30, 2018, the Company raised $340,000 through the sale of 340,000 common stock and warrants (“Units”) at a price of $1.00 per Unit, each Unit consisting of one share of common stock and one warrant to purchase one additional share of common stock at an exercise price of $1.00 per share. The expiration date of the warrants varies from August 31, 2018 to December 31, 2018. A price protection feature of the offering provides that if at December 31, 2018, the Company has issued common stock at a price less than $1.00 per share, then the number of common shares issuable to each investor shall be increased so as to reduce the common share price to the lower price. The allocation of relative fair values of the equity instruments at the dates of the sale transactions including those disclosed below was as follows: common stock at 53% and the warrants at 47%. During the year ended December 31, 2018 pursuant to the price protection provision discussed above the Company issued 298,636 shares of common stock and committed to issue an additional 45,559 shares. This issuance was recorded as a deemed dividend and valued at $323,792.

During the quarter ended December 31, 2018, the Company raised $120,000 through the sale of 120,000 common stock and warrants (“Units”) at a price of $1.00 per Unit, each Unit consisting of one share of common stock and four warrants to purchase additional shares of common stock. 240,000 of the warrants have an exercise price of $2.00 per share while the other 240,000 warrants have an exercise price of $3.00. The expiration date of the warrants varies from May 8, 2019 to August 8, 2019. These Units in addition to $90,000 of the Units sold in the third quarter included a feature that between the date the units were sold in November 2018 and December 31, 2018 the investors would receive additional common shares and warrants should the Company sell stock at less than the unit offering price. This price protection feature resulted in the warrants being classified as a derivative liability on the date of issuance. This resulted in a day one warrant liability of $284,049, a day one loss on the derivative of $177,827 and a charge to additional paid in capital of $106,222. At the expiration of the price protection feature the current fair value of the warrant liability of $168,612 was reclassified to additional paid in capital resulting in a net impact to equity of $62,390. The following assumptions were used to value the derivative:

Fair value assumptions – derivative:
Risk free interest rate	2.51% - 2.56%
Expected term (years)	0.35 – 0.72
Expected volatility	192% - 228%
Expected dividends	0%

During the year ended December 31, 2018, of the raises above $328,500 was purchased by directors or significant shareholders.

During the year ended December 31, 2018, the Company received net proceeds of $120,000 from the exercise of 120,000 warrants.

During the year ended December 31, 2017, we completed private placements of equity securities in which we sold a total of 25,000 units priced at $5.00 per unit, resulting in total proceeds of $125,000. Each unit consisted of one share of common stock, and one warrant entitling the holder to purchase one share of common stock at a price of $5.00 per share in cash. The expiration date of the warrants was initially December 30, 2017 but was subsequently extended to December 30, 2018 and include anti-dilution rights for stock splits, stock dividends and the sale of substantially all the Company’s assets.

During the year ended December 31, 2017, the Company issued 10,000 shares from the exercise of 10,000 warrants resulting in net proceeds of $50,000.

Conversion of liabilities into common stock:

During the year ended December 31, 2018, Convertible Note holders converted $24,394 of accrued interest and fees and $162,854 of principal into 236,000 shares of common stock in accordance with the note agreements.

During the year ended December 31, 2018, the Company issued 100,000 shares of common stock to Mr. Gibbs related to the conversion of $100,000 of the Line of Credit. The fair value of the shares issued equaled to the amount of debt settled which resulted in no gain or loss.

Effective July 24, 2018, the Company and W. Pierce Carson, President, executed an Agreement to Convert Debt, pursuant to which Carson agreed to convert $90,000 in accrued but unpaid executive compensation for the fiscal quarters ended December 31, 2017, March 31, 2018 and June 30, 2018 and a cash advance of $8,100 made to the Company into an aggregate of 98,100 shares of Common Stock, valued at $1.00 per share. The fair value of the shares issued equaled to the amount of debt settled which resulted in no gain or loss.

Effective July 24, 2018, the Company and W. Pierce Carson executed a Restricted Stock Award Agreement pursuant to which the Company granted to Carson a restricted stock award consisting of 80,000 shares of Common Stock, valued at $1.00 per share. 20,000 of the shares will vest upon the Company completing a milestone, and the remaining 60,000 shares are subject to ratable vesting over an 18-month period. During the year ended December 31, 2018 the Company recognized an expense of $36,667 related to this issuance.

Issuance of share-based awards for services:

On November 1, 2017, the Company entered into a Consulting Agreement with Life Sciences Journeys, Inc. (“Life Sciences”). Pursuant to the terms of the Agreement, the Company agreed to issue to Life Sciences, as its sole compensation, an aggregate of 60,000 shares of the Company’s restricted common stock. The stock was valued at $120,000 at the date of grant and recorded as prepaid expense. During 2018 and 2017, $99,616 and $20,384 was recognized as consulting expense, respectively.

On October 26, 2017, the Company issued 80,000 shares of restricted common stock to its CEO and President. The stock was valued at $160,000 at the date of grant. Stock based compensation of $160,000 was recognized during the year ended December 31, 2017.

On October 26, 2017, the Company granted stock options to four persons pursuant to the Company’s 2017 Equity Incentive Plan. The Company granted options to purchase an aggregate of 72,000 shares having an exercise price of $2.00 per share, the closing price on the date of grant. The options have a term of ten years from the date of grant and are immediately exercisable on the date of grant. Using the Black-Scholes option pricing model, the options were valued at $143,642 with the following significant assumptions: risk-free interest rate 2.07% , expected life of 5 years, stock price volatility of 269.11%, and expected dividend yield of zero. Stock based compensation of $143,642 was recognized during the year ended December 31, 2017.

On September 25, 2017, the Company entered into an advertising agreement (“Agreement”) with Bright Star International, Inc. (“Bright Star”). Pursuant to the terms of the Agreement, the Company issued Bright Star, as its sole compensation, an aggregate of 30,000 shares of the Company’s restricted common stock. The Agreement was subsequently cancelled and the shares were returned to the Company.

Issuance of stock for the purchase of SDA Mill and prepaid assets:

During the year ended December 31, 2018, the Company issued 20,261 shares of common stock as part of the acquisition of a data package related to the El Dorado project. The shares were valued at $18,235 and recorded as an asset.

On November 30, 2017, the purchase of the SDA Mill closed for the agreed upon price of US$1.5 million, consisting of $1,000,000 in cash and restricted common stock of the Company with a fair value of $426,025 on the date of issuance. Based upon the volume weighted average price per share of Magellan Gold stock for the 30 calendar days preceding the closing date 284,017 shares of stock were issued in connection with the transaction.

Stock Options and the 2017 Equity Incentive Plan:

Under the 2017 Equity Incentive Plan, the Company is authorized to grant rights to acquire up to a maximum of 200,000 shares of common stock. The 2017 Plan provides for the grant of (1) both incentive and nonstatutory stock options, (2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights.

During the year ended December 31, 2017, the Company granted ten-year options to purchase 72,000 shares of common stock at an option exercise price of $2.00 per share, the closing price on the date of grant. The Company recognized stock-based compensation expense from stock options of $143,642 for the year ended December 31, 2017. As of December 31, 2018 the Company had 128,000 shares available for future grant.

The options were valued using the following significant assumptions:

Year ended
December 31,
2017
Expected Term	10.0 Years
Expected Volatility	269%
Expected Dividends	0.00
Risk-free rates	2.07%

Summary Information on Stock Option and Stock Warrants:

Stock option activity within the 2017 Equity Incentive Plan and warrant activity outside the plan, for the years ended December 31, 2018 and 2017 is as follows:

	Stock Options		Stock Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	–	$–	217,000	$5.00
Granted	72,000	2.00	25,000	5.00
Cancelled	–	–	–	–
Expired	–	–	(195,000)	5.00
Exercised	–	–	(10,000)	5.00
Outstanding at December 31, 2017	72,000	2.00	37,000	5.00
Granted	–	–	820,000	2.00
Cancelled	–	–	–	–
Expired	–	–	(257,000)	1.50
Exercised	–	–	(120,000)	1.00
Outstanding at December 31, 2018	72,000	$2.00	480,000	$2.50
Exercisable at December 31, 2018	72,000	$2.00	480,000	$2.50

As of December 31, 2018 the outstanding stock options have a weighted average remaining term of 8.82 years and no intrinsic value, and the outstanding stock warrants have a weighted average remaining term of 0.48 years and no intrinsic value.

Note 13 - Commitments and Contingencies

Mining Claims

As part of our acquisition of the Silver District properties from Columbus Exploration, we assumed the Red Cloud lease whose initial term expires in August 2026. The lease requires annual advance minimum royalty payments of $10,000 through the term of the lease due on the annual anniversary of the agreement. The lease is also subject to a 2% net production royalty to be paid to the lessor from the sale of precious metals extracted from the leased property. In order to maintain the BLM lode and mill site claims, annual payments are required before the end of August of each year. Payments are also due annually on two patented claims we leased in July 2015 and on our Arizona State Minerals Exploration Permit. As of December 31, 2018, all of these claims and leases are in good standing except for the two patented claims leased in 2015.

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

The minimum future payments due on these leases are as follows for the next five years and thereafter and have been translated to US dollars using an exchange rate at December 31, 2018 of 19.65 MX pesos to US dollars:

Payment Due Date	Minimum Due ($)
2019	2,036
2020	1,272
2021	1,272
2022	1,272
2023 and beyond	3,817

Other contractual arrangements

On November 1, 2016 the Company executed a Finder’s Agreement (“Agreement”), with a third party consultant to introduce the Company to potential investors beginning with its November 2016 private placement offering. The term of the Agreement is six months, or until the Company informs the consultant it has located investors to purchase the securities. The consultant is to be compensated for the services by cash payments totaling $30,000, payable at or before the termination of the Agreement. As of December 31, 2018, the Company paid approximately $23,500 in total to the consultant pursuant to the Agreement, including $12,500 paid during year ended December 31, 2017 and $0 during the year ended December 31, 2018.

On October 24, 2016, the Company entered into an agreement with Rio Silver, discussed in Note 4 – Mining Option Agreement, requiring the Company to spend $2,000,000 in exploration costs over the three-year period commencing with the execution of the Agreement. Effective December 31, 2017, the Company agreed with Rio Silver to terminate the option agreement, thereby terminating the requirement for exploration cost expenditures and the Company’s option to earn an interest in the Niñobamba Silver/Gold Project.

Note 14 – Executive Employment Agreement

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

At December 31, 2018 a total of $60,000 and $13,870 of salary and associated payroll tax obligations, respectively, is accrued in connection with the agreement and included in accrued liabilities on the accompanying consolidated balance sheets.

At December 31, 2017 a total of $30,000 and $2,796 of salary and associated payroll tax obligations, respectively, is accrued in connection with the agreement and included in accrued liabilities on the accompanying consolidated balance sheets.

Note 15 – Related Party Transactions

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

Management fees to Mr. Power for the years ended December 31, 2018 and 2017, are $0 and $20,000, respectively. These fees are included in general and administrative expenses in our consolidated statements of operations and comprehensive loss. At December 31, 2018 and 2017, $27,500 of the fees had not been paid and are included in accrued liabilities on the accompanying consolidated balance sheets.

Management fees to Mr. Martinez for the years ended December 31, 2018 and 2017, are $40,000 and $0, respectively. These fees are included in general and administrative expenses in our statement of operations. At December 31, 2018 and 2017, $28,000 and $0 of the fees had not been paid and are included in accounts payable on the accompanying consolidated balance sheets.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	December 31, 2018	December 31, 2017
Accrued interest payable - Mr. Gibbs	$340,218	$221,103
Accrued interest payable - Mr. Power	76,504	16,562
Accrued interest payable - Dr. Carson	3,736	986
	$420,458	$238,651

During the year ended December 31, 2018, we paid a total of $12,357 to Mr. Power representing unpaid accrued interest on notes payable. During the year ended December 31, 2017, we paid a total of $382 to Mr. Power representing unpaid accrued interest on notes payable.

Advances Payable – Related Party

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

	Year Ended December 31, 2018
	Advances	Repayments (including transfers)	Balance
Mr. Power	19,300	19,300	$–
Mr. Carson	–	8,100	–
Totals	$19,300	$27,400	$–

	Year Ended December 31, 2017
	Advances	Repayments (including transfers)	Balance
Mr. Power	$26,050	$26,050	$–
Mr. Carson	8,100	–	8,100
Totals	$34,150	$26,050	$8,100

In addition to the above, during the year ended December 31, 2017, Mr. Power loaned the Company $25,000 in a short term note that was subsequently transferred into the Series 2017 Notes. Mr. Power used personal credit cards during the year ended December 31, 2018 to fund Company operations. During 2018 a total of $125,945 was charged on the credit cards and $101,181 was repaid by the Company. As of December 31, 2018, a balance of $24,764 remained outstanding and is included in Advances payable, related party.

Note 16 – Income Taxes

Our net operating loss carry forward as of December 31, 2018 was approximately $6,850,000, which may be used to offset future income taxes through 2038. Our net operating loss carry forward as of December 31, 2017 was $5,162,768. Included in these numbers are loss carry-forwards of $2,320,171 that were obtained through the acquisition of Minerales Vane 2, S.A. de C.V. Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for 2018 and 2017 is as follows:

	Years Ended December 31,
	2018	2017
Expected federal income tax benefit at statutory rate	407,997	458,525
State taxes	38,324	31,628
Change in valuation allowance	(446,321)	(490,153)
Income tax benefit	$–	$–

Our deferred tax assets as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Deferred tax asset	1,838,816	1,392,495
Valuation allowance	(1,838,816)	(1,392,495)
Deferred tax assets, net of allowance	$–	$–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have provided a valuation allowance of 100% of our net deferred tax asset due to the uncertainty of generating future profits that would allow us to realize our deferred tax assets. Tax returns filed for the years 2015 through 2017 are open for examination from taxing authorities.

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

Note 17 – Subsequent Events

On January 3, 2019, the Financial Industry Regulatory Authority (“FINRA”) informed Magellan Gold Corporation, a Nevada corporation (the “Company”) that a 1-for-50 reverse split of the Company’s common stock, previously disclosed in the Company’s Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission (the “SEC”) on September 22, 2017, would be effective at the market open on January 7, 2019. The stock split has been retroactively adjusted throughout these financial statements and footnotes.

In January 2019 the Company issued Mr. Martinez 14,118 shares in settlement of liabilities for services provided in 2018.

In January 2019 the Company issued 7,574 shares in satisfaction of accounts payable for services rendered in 2017.

Effective January 1, 2019 the Company entered into an investor relations agreement and committed to issue a total of 40,000 shares in exchange for a two year service period. In the first quarter of 2019 all 40,000 shares were issued under this agreement.

In January 2019 the Company and Rose Petroleum entered into an agreement whereby any and all obligations of Magellan or its subsidiaries to make truck installment purchase payments shall be deemed satisfied in full, and Magellan shall be deemed released from any further liability therefor. The personal guaranty of W. Pierce Carson under the provisions of the IVA Agreement dated November 30, 2017 shall be deemed released and discharged.

In January 2019, the Company issued 30,000 shares of common stock in exchange for $30,000 to one investor. The investor had previously subscribed to purchase the shares.

In the first quarter of 2019 Mr. Gibbs was issued 30,594 and Mr. Powers was issued 14,965 shares of common stock related to the price protection feature discussed in Note 12.

In the first quarter of 2019 Mr. Carson was issued 20,000 shares of common stock for services pursuant to the vesting terms from the July 24, 2018 issuance discussed in Note 12.

In the first quarter of 2019 Mr. Gibbs and Mr. Power advanced $90,000 and $28,500 to the Company, respectively. In addition $20,000 was received from a third party with the intention to convert to a note payable of which the terms are still being finalized.

Effective April 1, 2019 the Company entered into an investor relations agreement and committed to issue a total of 100,000 shares in exchange for a 6 month service period. All 100,000 shares have been issued under this agreement.

In April 2019 the Company issued 7,000 shares to consultants in satisfaction for services rendered in 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN GOLD CORPORATION

Date: April 12, 2019	By: /s/ W. Pierce Carson W. Pierce Carson, President, Principal Executive Officer, & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael P. Martinez	Principal Accounting Officer	April 12, 2019
Michael P. Martinez

/s/ W. Pierce Carson	Principal Executive Officer & Director	April 12, 2019
W. Pierce Carson

/s/ John C. Power	Director	April 12, 2019
John C. Power

72