Form 10-Q
period 2019-03-31
MAGELLAN GOLD Corp
filed 2019-05-20
CIK 1515317

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-174287

MAGELLAN GOLD CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-3566922 (IRS Employer Identification Number)

500 Marquette Avenue NW, Ste. 1200 Albuquerque, NM 87102 (Address of principal executive offices)	87102 (Zip Code)

Registrant's telephone number, including area code:   (707) 884-3766

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

On May 20, 2019, there were 3,599,003 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

MAGELLAN GOLD CORPORATION

Form 10-Q March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash	$428	$4,862
Investment in Rio Silver equities	72,075	70,609
Prepaid expenses and other current assets	33,733	44,746

Total current assets	106,236	120,217

Mineral rights, net of impairment	73,662	48,164

Property, plant and equipment, net of accumulated depreciation of $150,027 and $130,644, respectively	1,034,998	1,054,381

Other Assets:
Prepaid expenses and other assets	354,005	301,158

Total assets	$1,568,901	$1,523,920

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$544,028	$540,593
Accrued liabilities	258,321	206,948
Line of credit - related party	852,500	852,500
Notes payable - related parties, net	1,388,377	1,385,000
Note payable, net	120,355	110,000
Convertible note payable - related party	150,000	150,000
Convertible note payable	205,000	205,000
Accrued interest - related parties	481,744	420,458
Accrued interest	20,347	13,926
Advances payable, related parties	150,980	24,764

Total current liabilities	4,171,652	3,909,189

Long term liabilities:
Other long term liabilities	5,257	–
Asset retirement obligation	117,351	116,149

Total liabilities	4,294,260	4,025,338

Commitments and contingencies

Shareholders' deficit:
Preferred shares, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	–	–
Common share, $0.001 par value; 1,000,000,000 shares authorized, 3,422,003 and 3,264,752 shares issued and outstanding, respectively	3,422	3,265
Additional paid-in capital	4,413,275	4,310,699
Accumulated other comprehensive loss	(98,641)	(108,858)
Accumulated deficit	(7,043,415)	(6,706,524)
Shareholders' deficit	(2,725,359)	(2,501,418)

Total liabilities and shareholders' deficit	$1,568,901	$1,523,920

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months ended March 31,
	2019	2018
Revenues, net	$32,500	$–

Operating costs and expenses:
Cost of sales	94,796	–
Exploration costs	–	6,780
General and administrative expenses	171,418	221,444
Depreciation and amortization	30,638	31,035

Total operating costs and expenses	296,852	259,259

Operating loss	(264,352)	(259,259)

Other income (expense):
Interest expense	(74,005)	(83,749)
Unrealized gain (loss) on available-for-sale securities	1,466	–

Total other income (expense)	(72,539)	(83,749)

Net loss	$(336,891)	$(343,008)

Other comprehensive income (loss):
Foreign currency translation	10,217	80,349
Unrealized loss on available -for-sale securities	–	(2,835)
Total other comprehensive income (loss)	10,217	77,514

Net comprehensive loss	$(326,674)	$(265,494)

Basic and diluted net loss per common share	$(0.10)	$(0.17)

Basic and diluted weighted-average common shares outstanding	3,398,705	1,960,183

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

Consolidated Statements of Shareholders' Deficit

For the three months ended March 31, 2019 and 2018

(unaudited)

	Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Gain (Loss)	Deficit	Total

Balance, December 31, 2017	–	–	1,911,628	$1,912	$2,897,539	$(87,570)	$(4,059,888)	$(1,248,007)

Sales of common stock and warrants	–	–	230,000	230	229,770	–	–	230,000
Net loss	–	–	–	–	–	–	(343,008)	(343,008)
Other comprehensive loss	–	–	–	–	–	77,514	–	77,514
Balance, March 31, 2018	–	$–	2,141,628	$2,142	$3,127,309	$(10,056)	$(4,402,896)	$(1,283,501)

Balance, December 31, 2018	–	$–	3,264,752	$3,265	$4,310,699	$(108,858)	$(6,706,524)	$(2,501,418)

Sales of common stock and warrants	–	–	30,000	30	29,970	–	–	30,000
Stock issued for services	–	–	60,000	60	35,040	–	–	35,100
Stock issued for liabilities	–	–	21,692	22	37,611	–	–	37,633
Stock issued for deemed dividend	–	–	45,559	45	(45)	–	–	–
Net loss	–	–	–	–	–	–	(336,891)	(336,891)
Other comprehensive loss	–	–	–	–	–	10,217	–	10,217
Balance, March 31, 2019	–	$–	3,422,003	$3,422	$4,413,275	$(98,641)	$(7,043,415)	$(2,725,359)

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months ended March 31,
	2019	2018
Operating activities:
Net loss	$(336,891)	$(343,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on notes payable	3,732	30,732
Amortization of service contracts	–	40,625
Depreciation and amortization expense	30,638	31,035
Stock based compensation	35,100	–
Loss on settlement of liabilities	758	–
Gain on investment	(1,466)	–
Changes in operating assets and liabilities:
Due from Rose Petroleum	–	2,094
Prepaid expenses and other assets	(9,866)	(89,189)
Accounts payable and accrued liabilities	86,376	157,636
Accrued liabilities	49,662	–
Accrued interest	67,707	40,098

Net cash used in operating activities	(74,250)	(129,977)

Investing activities:
Payment for other assets	(25,000)	–
Payment of installment on El Dorado acquisition	(25,000)	–

Net cash used in investing activities	(50,000)	–

Financing activities:
Proceeds from advances from related parties	98,500	–
Proceeds from advances from third parties	10,000	–
Payments on advances from related parties	(18,350)	–
Proceeds from sale of common stock and warrants	30,000	230,000

Net cash provided by financing activities	120,150	230,000

Effect of foreign currency exchange	(334)	(1,790)

Net change in cash	(4,434)	98,233
Cash at beginning of period	4,862	421
Cash at end of period	$428	$98,654

Supplemental disclosure of cash flow information
Cash paid for interest	$–	$12,357
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Common stock issued for settlement of liabilities	$36,875	$–
Expenses paid by related party credit cards	$46,066	$–
Additions of assets under operating lease obligations	$6,968	$–
Unrealized loss on available-for-sale securities	$–	$2,835

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

On January 3, 2019, the Financial Industry Regulatory Authority (“FINRA”) informed Magellan Gold Corporation, a Nevada corporation (the “Company”) that a 1-for-50 reverse split of the Company’s common stock, previously disclosed in the Company’s Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission (the “SEC”) on September 22, 2017, was effective at the market open on January 7, 2019. The stock split has been retroactively adjusted throughout these financial statements and footnotes.

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

The purchase price for the SDA Mill consisted of $850,000 cash, a $50,000 promissory note, the $50,000 non-refundable option payment, the $100,000 previously paid for the option-to-purchase extension, and 284,017 shares of common stock (the “Shares”) with a fair value of $426,025 at the closing date. The Shares were held in escrow for a period of 12 months and the Company had the option to repurchase the Shares from Rose for the sum of $500,000 in the first six months and $550,000 in months 7 to 12. The company did not exercise its option to repurchase the Rose shares.

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

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2018.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The Company adopted this standard on January 1, 2019 using the modified retrospective method. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs; and all of the new standard’s available transition practical expedients.

On adoption, the Company recognized additional operating liabilities of $6,968, with corresponding Right of Use assets of approximately the same amount based on the present value of the remaining minimum rental payments under current leasing standards for its existing operating leases.

The new standard also provides practical expedients for a company’s ongoing accounting. The Company elected the short-term lease recognition exemption for its leases. For those leases with a lease term of 12 months or less, the Company will not recognize ROU assets or lease liabilities. The Company also made an accounting policy election to combine lease and non-lease components of operating leases for all asset classes.

On June 20, 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The Company adopted this standard in the first quarter of 2019. The adoption had no impact on the Company’s historic financial statements.

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At March 31, 2019 we had a working capital deficit, we had not yet generated any significant revenues or achieved profitable operations and we have accumulated losses of $7,043,415. We expect to incur further losses in the development of our business, all of which raises substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

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

Magellan has concluded an agreement with Ingenieros Mineros, S.A. de C.V., the owner of the El Dorado mining concession giving the Company the right to acquire the concession by making staged six-monthly option payments over two years towards an end purchase price of $800,000 (plus 16% IVA). No royalties are payable. Magellan has the right to begin production during the term of the agreement. The Company has made the initial option payment of $50,000 (plus 16% IVA) during the year ended December 31, 2018. An additional $25,000 was paid during the three months ended March 31, 2019.

In addition, the Company entered into an agreement to purchase a comprehensive El Dorado data package including diamond drill core and technical information for a price of $120,000, payable in cash and Magellan common stock. During the year ended December 31, 2018, $10,000 of cash and 20,261 shares of common stock, with an issuance day fair value of $18,235, have been issued. As of March 31, 2019, $40,000 in cash and $60,000 in stock is due and payable under this agreement in 2019.

At March 31, 2019 and December 31, 2018, our mineral rights and properties were $73,662 and $48,164 (after currency adjustment), respectively associated with our El Dorado project.

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

Note 3 – Acquisition of SDA Mill

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

Subsequent to the purchase of the SDA Mill, the Company and Rose Petroleum executed an IVA Agreement which implemented the provisions of the Stock Purchase Agreement with respect to the payment of the IVA Tax assessed by the Mexican taxing authorities on the sale and purchase of the IVA Mill. Under the terms of the IVA Agreement, Rose Petroleum advanced the IVA tax, in Mexican Pesos, for the payment of the IVA tax, approximately $260,000. The Company has agreed that all future tax credits or refunds that it receives from the Mexican taxing authority will be paid over to Rose until such time as Rose has recouped the advance, in full. On March 8, 2018, Mr. Carson executed a Guaranty of the Company's obligations under the IVA Agreement.

In March 2018, the Company and Rose Petroleum, plc satisfied their respective obligations for payment of Mexican VAT on purchase of the SDA Mill, as required under terms of the Stock Purchase Agreement.

In January 2019 the Company and Rose Petroleum entered into an agreement whereby any and all obligations of Magellan or its subsidiaries to make truck installment purchase payments shall be deemed satisfied in full, and Magellan shall be deemed released from any further liability therefor. The personal guaranty of W. Pierce Carson under the provisions of the IVA Agreement dated November 30, 2017 was also released and discharged.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value at	Fair Value Measurement at March 31, 2019
	March 31, 2019	Level 1	Level 2	Level 3
Investment in Rio Silver equities	$72,075	$72,075	$–	$–

	Fair Value at	Fair Value Measurement at December 31, 2018
	December 31, 2018	Level 1	Level 2	Level 3
Investment in Rio Silver equities	$70,609	$70,609	$–	$–

A summary of the activity of the Investment in Rio Silver equities is shown below:

Balance December 31, 2018	$70,609
Change in fair value	1,466
Balance March 31, 2019	$72,075

The carrying values for cash and cash equivalents, prepaid assets, accounts payable and accrued liabilities, related party line of credit and notes payable approximate their fair value due to their short-term maturities.

Note 5 – Line of Credit – Related Party

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

On December 31, 2015 we again amended the credit agreement to increase the borrowing limit to $1,000,000 and extended the maturity date to December 31, 2016. Finally, on March 31, 2017 with an effective date of December 31, 2016 we again amended the credit agreement to extend the maturity date to December 31, 2018 and later extended to March 31, 2019. In April 2019 this credit facility was extended until December 31, 2019 in exchange for a fee equal to 2% of the outstanding balance. All other terms of the agreement were unchanged. At March 31, 2019 the Company has an additional $147,500 available under the credit line.

During the year ended December 31, 2018, $20,000 was received under this agreement. During the same period Mr. Gibbs converted $100,000 of the outstanding balance on the line of credit into 100,000 shares of common stock at $1.00 per share.

The outstanding balance under the line of credit was $852,500 at March 31, 2019 and December 31, 2018. In addition, a total of $278,488 and $265,876 of interest has been accrued on this obligation and is included in Accrued interest - related parties on the accompanying consolidated balance sheets at March 31, 2019 and December 31, 2018, respectively.

Note 6 – Notes Payable – Related Parties

In August 2011, we entered into an unsecured loan from John Power, the Company’s Director, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and is payable on demand with thirty days’ notice from the lender. During 2014, the Company made payments totaling $5,000 to pay down the principal balance of the note. Effective December 31, 2017, the interest rate on the note increased to 12% per annum. At both March 31, 2019 and December 31, 2018, the note balance was $15,000. At March 31, 2019 and December 31, 2018, accrued interest totaling $2,244 and $1,800, respectively, is included in Accrued interest – related parties on the accompanying consolidated balance sheets.

In January 2014, we entered into an additional unsecured loan from Mr. Power, evidenced by a $50,000 promissory note. The promissory note bears interest at 6.75% per annum and is payable on demand with thirty days’ notice from the lender. Effective December 31, 2017, the interest rate on the note increased to 12% per annum. At March 31, 2019 and December 31, 2018, accrued interest totaling $7,479 and $6,000, respectively, is included in Accrued interest – related parties on the accompanying consolidated balance sheets. At both March 31, 2019 and December 31, 2018, the note balance was $50,000.

On May 31, 2017, we entered into three short-term notes with Mr. Gibbs, Dr. Carson and Mr. Power in the principal amounts of $100,000, $25,000 and $25,000, respectively. The notes bear interest at 6% and matured on November 15, 2017. The note balances were subsequently rolled into the Series 2017 Notes. A total of $3,760 and $3,760 of interest is accrued on these notes as of March 31, 2019 and December 31, 2018, respectively.

On June 30, 2017, we entered into an additional secured loan for advances from Mr. Power and evidenced by a $125,000 promissory note. The promissory note bears interest at 6% per annum and matured on December 31, 2017 and is currently in default. Effective December 31, 2017, the interest rate on the note increased to 12% per annum. The note is collateralized by our investment in Rio Silver shares and warrants. At both March 31, 2019 and December 31, 2018, the note balance was $125,000. A total of $18,699 and $15,000 of interest is accrued on these notes as of March 31, 2019 and December 31, 2018, respectively and is included in Accrued interest – related parties on the accompanying consolidated balance sheets.

On November 30, 2017, we entered into a series of secured promissory notes (“Series 2017 Notes”) with both related and unrelated parties in the aggregate amount of $1,155,000, including financing fees of $105,000 recorded as a discount to the notes. During the three months ended March 31, 2019, a total of $57,750 of additional fees were added to the principal amount and recorded as a discount to the notes related of an extension of the maturity date to December 31, 2019. Of the additional fees $52,250 was related to the related party portion of these notes and $5,500 was related to their third party portion. The balance on these notes, net of discount of $54,018 was $1,158,732 as of March 31, 2019. During the three months ended March 31, 2019, $3,732 of debt discount related to the above notes was amortized to interest expense. The notes are secured by a stock pledge agreement covering 100% of the outstanding common stock of Magellan Acquisition Corporation, bear interest at 10%.

The total of portion of the Series 2017 Notes from related parties totaled $1,045,000, including financing fees of $95,000 recorded as discount to the notes. Mr. Gibbs, Dr. Carson, and Mr. Power transferred $100,000, $25,000, and $25,000, respectively, from the May 31, 2017 short term related party notes into the Series 2017 Notes. As of March 31, 2019 the balance on the Series 2017 Notes from related parties, net of unamortized discount of $48,873, is $1,048,377 with accrued interest of $139,414.

Bridge Note Offering

In October 2018, the Company sold $160,700 of Series 2018 36% Unsecured Promissory Notes (“Notes”) (“Bridge Note Offering”) to Mr. Gibbs and Mr. Power. The purchase price of the Note is equal to the principal amount of the Note. The Maturity Date of the Notes was December 31, 2018. During the year ended December 31, 2018, $10,700 was repaid to Mr. Power leaving a balance of $0. As of March 31, 2019 and December 31, 2018, the portion funded by Mr. Gibbs of $150,000 remained outstanding, with accrued interest of $24,263 outstanding. On January 18, 2019, the Note was extended until March 31, 2019 after which it was in default.

Advances – related parties

In the first quarter of 2019 Mr. Gibbs and Mr. Power advanced $60,000 and $38,500 to the Company, respectively. Mr. Power also paid expenses using his personal credit card on behalf of the Company of $46,066, and the Company made repayments to Mr. Power and/or his credit card of $18,350. Amounts due to Mr. Powers related to expense paid on behalf of the Company was $52,480 and $24,764 as of March 31, 2019 and December 31, 2018, respectively.

Note 7 – Notes payable

During the three months ended March 31, 2019, $10,000 was received from a third party with the intention to convert to a note payable of which the terms are still being finalized. These advances are included in the Notes Payable line on the Balance Sheet.

As discussed in Note 7 – Notes Payable – Related Parties, on November 30, 2017 we entered into a series of secured promissory notes (“Series 2017 Notes”) with both related and unrelated parties in the aggregate amount of $1,155,000, including financing fees of $105,000 recorded as a discount to the notes.

The total of portion of the Series 2017 Notes from non-related parties totaled $110,000, including financing fees of $10,000 recorded as discount to the notes. The note maturity date was extended to December 31, 2019 in exchange for an increase in the principal balance of $5,500. As of March 31, 2019 the balance on the notes from non-related parties, net of unamortized discount of $5,145, is $110,355 with accrued interest of $14,675. As of December 31, 2018, the balance on the notes from non-related parties, net of unamortized discount of $0 was $110,000 with accrued interest of $11,934.

Note 8 – Convertible Notes Payable

Series 2018A and Series 2018B 10% Unsecured Convertible Note

In the year ended December 31, 2018, the Company sold $205,000 of Series 2018A and $150,000 of Series B 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series A and Series B Notes are convertible into shares of Common Stock at a conversion price of $1.00 and $1.25, respectively, during the life of the Note. The Company evaluated the conversion option and concluded it was not required to be bifurcated as a derivative. The Company also concluded that no beneficial conversion feature was present at issuance. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes mature twelve (12) months from the date of issue. The maturity date can be extended at the option of the Company for an additional one (1) year. Within thirty (30) days following the closing of an offering, the Company has agreed to prepare and file a Registration Statement on Form S-1 registering the resale of the shares of Common Stock issuable upon conversion of the Notes. Of the Series A issuance, $150,000 was sold to a related party, Mr. Gibbs.

As of March 31, 2019 and December 31, 2018, the balance due under these notes is $355,000 in principal and $13,070 in accrued interest.

Note 9 – Shareholders’ Deficit

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

During the three months ended March 31, 2019, the Company raised $30,000 through the sale of 30,000 Units at a price of $1.00 per Unit. Each unit consists of one share of common stock and four common stock warrants. Two of the warrants expire on May 8, 2019 and are exercisable at $2.00. The other two warrants expire on August 8, 2019 and are exercisable at $3.00. In April 2019 the warrants expiring on May 8, 2019 were extended until May 28, 2019 and the exercise price was reduced to $1.00 per share.

Effective July 24, 2018, the Company and W. Pierce Carson executed a Restricted Stock Award Agreement pursuant to which the Company granted to Carson a restricted stock award consisting of 80,000 shares of Common Stock, valued at $1.00 per share. 20,000 of the shares vested upon closing of the El Dorado agreement and were issued, and the remaining 60,000 shares are subject to ratable vesting over an 18-month period. During the three months ended March 31, 2019 the Company issued 20,000 of these shares and recognized expense of $10,000 related to this issuance.

In January 2019, 40,000 shares were issued for services rendered pursuant to an investor relations agreement dated effective January 1, 2019. The shares were valued at $1.10, the closing price of the Company’s stock on December 31, 2018. The services will be provided over a two year service period. During the three months ended March 31, 2019 the Company recognized $5,500 of expense related to these shares.

In March 2019, the Company entered into an agreement to issue 5,000 shares for services. These shares were issued in April 2019. The Company recognized expense of $14,000 during the three months ended March 31, 2019 related to this agreement.

The Company also agreed to issue 2,000 shares for services rendered during the three months ended March 31, 2019. The Company recognized expense of $5,600 related to this commitment, and the shares were issued in April 2019.

In January 2019 the Company issued Mr. Martinez 14,118 shares in settlement of liabilities for services provided in 2018 of $24,000.

During the three months ended March 31, 2019, the Company also issued 7,574 shares in settlement of other liabilities of $12,875 resulting in a loss on settlement of $758.

During the three months ended March 31, 2019 Mr. Gibbs was issued 30,594 and Mr. Powers was issued 14,965 shares of common stock related to the price protection feature which expired in 2018.

Stock Options and the 2017 Equity Incentive Plan:

Under the 2017 Equity Incentive Plan, the Company is authorized to grant rights to acquire up to a maximum of 200,000 shares of common stock. The 2017 Plan provides for the grant of (1) both incentive and non-statutory stock options, (2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights. As of March 31, 2019 the Company had 128,000 shares available for future grant.

Stock option activity within the 2017 Equity Incentive Plan and warrant activity outside the plan, for the three months ended March 31, 2019 is as follows:

	Stock Options		Stock Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	72,000	$2.00	480,000	$2.50
Granted	–	–	120,000	2.50
Cancelled	–	–	–	–
Expired	–	–	–	–
Exercised	–	–	–	–
Outstanding at March 31, 2019	72,000	$2.00	600,000	$2.50
Exercisable at March 31, 2019	72,000	$2.00	600,000	$2.50

As of March 31, 2019 the outstanding stock options have a weighted average remaining term of 8.58 years and no intrinsic value, and the outstanding stock warrants have a weighted average remaining term of 0.23 years and no intrinsic value.

In April 2019, the maturity date for 300,000 of the stock warrants was extended to May 28, 2019 and the exercise price was reduced from $2.00 per share down to $1.00 per share.

Note 10 - Commitments and Contingencies

Mining Claims

As part of our acquisition of the Silver District properties from Columbus Exploration, we assumed the Red Cloud lease whose initial term expires in August 2026. The lease requires annual advance minimum royalty payments of $10,000 through the term of the lease due on the annual anniversary of the agreement. The lease is also subject to a 2% net production royalty to be paid to the lessor from the sale of precious metals extracted from the leased property. In order to maintain the BLM lode and mill site claims, annual payments are required before the end of August of each year. Payments are also due annually on two patented claims we leased in July 2015 and on our Arizona State Minerals Exploration Permit. As of March 31, 2019, all of these claims and leases are in good standing.

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

For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that the Company will exercise those options. The Company does not currently believe leases are reasonably certain of being renewed. Some leasing arrangements may require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the initial ROU asset or lease liability. The Company's lease agreements do not contain any material restrictive covenants.

The Company recognized operating lease cost of $643 during the three months ended March 31, 2019. The Company had right-of-use assets of $7,128 (included in long-term prepaid expenses and other assets on the consolidated balance sheet) and right-of-use liabilities of $6,484 (included in accrued liabilities and other long term liabilities on the consolidated balance sheet) as of March 31, 2019. The Company had operating cash flows related to these leases of $1,287 for the three months ended March 31, 2019. The Company’s operating leases had a weighted average estimated incremental borrowing rate of 15% and a weighted average remaining term of 5.7 years as of March 31, 2019.

The following table provides the maturities of lease liabilities and have been translated to US dollars using an exchange rate at March 31, 2019 of 19.43 MX pesos to US dollars:

Maturity of Lease Liabilities at March 31, 2019
2019	$772
2020	1,287
2021	1,287
2022	1,287
2023	1,287
2024 and thereafter	2,573
Total future undiscounted lease payments	8,493
Less: Interest	(2,009)
Present value of lease liabilities	$6,484

Future minimum lease payments for operating leases accounted for under ASC 840, "Leases," with remaining non-cancelable terms in excess of one year at December 31, 2018 were as follows:

Minimum Lease Commitments at December 31, 2018
2019	$2,036
2020	1,272
2021	1,272
2022	1,272
2023 and thereafter	3,817
Total	$9,669

Note 11 – Executive Employment Agreement

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

At March 31, 2019 and December 31, 2018 a total of $90,000 and $16,630 of salary and associated payroll tax obligations, respectively, is accrued in connection with the agreement and included in accrued liabilities on the accompanying consolidated balance sheets.

Note 12- Related Party Transactions

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

Management Fees

At March 31, 2019 and December 31, 2018, $27,500 and $27,500 of fees were due to Mr. Powers for prior services and are included in accrued liabilities on the accompanying consolidated balance sheets.

At March 31, 2019 and December 31, 2018 and 2017, $4,500 and $28,000 of fees were due to Mr. Martinez and are included in accrued liabilities on the accompanying consolidated balance sheets.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	March 31,2019	December 31, 2018
Accrued interest payable - Mr. Gibbs	$382,863	$340,218
Accrued interest payable - Mr. Power	94,460	76,504
Accrued interest payable - Dr. Carson	4,421	3,736
	$481,744	$420,458

Note 13 – Subsequent Events

In April 2019 the Company issued 7,000 shares to consultants in satisfaction for services rendered in 2019.

Effective April 1, 2019 the Company entered into an investor relations agreement and issued a total of 100,000 shares in exchange for a 6-month service period. All 100,000 shares have been issued under this agreement.

Subsequent to March 31, 2019, Mr. Gibbs has made advances of $75,000, Mr. Power $7,500 and unaffiliated investor of $22,500.

In May 2019, the Company entered into an investor relations agreement. The agreement has an initial term of six months and a cash fee of $5,000 due up front and the issuance of 70,000 common shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Magellan,” “we,” “our,” and “us” to refer to Magellan Gold Corporation.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and our interim unaudited financial statements and notes thereto included with this report in Part I, Item 1.

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

On September 30, 2014, we formed and organized a new wholly-owned subsidiary, Gulf + Western Industries, Inc., a Nevada corporation (“Gulf+Western” or “G+W”), to own our Silver District mining interests. On October 1, 2014 we completed the transfer of those assets from Magellan to G+W. At the time of the transfer, Magellan owned all the outstanding common stock of G+W. Effective December 31, 2014, Magellan pledged all its ownership interest in G+W to Mr. John D. Gibbs, a significant shareholder in the Company, as security for outstanding amounts under a line of credit agreement between Magellan and Mr. Gibbs. As of March 31, 2019, the total amount owed under the credit agreement was $1,130,988, which includes $852,500 of principal and $278,488 of accrued interest.

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

Results of Operations for the three months Ended March 31, 2019 and 2018

	Three months ended March 31,
	2019	2018
Revenues, net	$32,500	$–

Operating costs and expenses:
Cost of Sales	94,796	–
Exploration costs	–	6,780
General and administrative expenses	171,418	221,444
Depreciation and amortization	30,638	31,035

Total operating costs and expenses	296,852	259,259

Operating loss	(264,352)	(259,259)

Other income (expense):
Interest expense	(74,005)	(83,749)
Unrealized gain (loss) on available-for-sale securities	1,466	–

Net loss	$(336,891)	$(343,008)

Revenues

During the three months ended March 31, 2019 our total revenues were $32,500 as compared to $-0- during the same period in 2018. Revenues was generated from a toll milling agreement for services completed at the SDA Mill.

Operating expenses

During the three months ended March 31, 2019, our total operating cost and expenses were $296,852 as compared to $259,259 during the three months ended March 31, 2018.

During the three months ended March 31, 2019 our total cost of sales were $94,796 as compared to $-0- during the same period in 2018. Cost of sales were comprised primarily of labor and benefits, utilities and supplies of running the SDA Mill.

During the three months ended March 31, 2019 we incurred $0 of exploration costs as compared to $6,780 during the same period in 2018. Exploration costs comprised of our lease payments and maintenance expenses associated with our Silver District claims.

General and administrative expenses for the three months ended March 31, 2019 total $171,418 as compared to $221,444 for the three months ended March 31, 2018. The $50,026 decrease is primarily associated with decreases in accounting and audit fees, investor relations and other administrative costs. These were offset primarily by increases in legal cost and other costs.

On June 1, 2016 we executed an employment agreement with Dr. Pierce Carson in which Dr. Carson assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The term of the agreement covered the period from June 1, 2016 to May 31, 2017. On June 1, 2017, Dr. Carson and the Company agreed to extend the agreement to May 31, 2018 under the same terms and conditions. During the term of the agreement, Dr. Carson was paid a base salary in equal semi-monthly installments. Dr. Carson’s salary was set at $6,667 per month during the three-month period from June 1, 2016 through August 31, 2016, and thereafter at $10,000 per month. During the three months ended March 31, 2019 and 2018, salary and payroll expense totaled $32,760 and $32,760, respectively.

Interest expense for the three months ended March 31, 2019 and 2018 totaled $74,005 and $83,749, respectively. Interest expense for the current period is attributable primarily to our amortization of debt discount, related party line of credit, related party notes payable, notes payable, and convertible notes.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At March 31, 2019, we had not yet generated sufficient revenues or achieved profitable operations and we have accumulated losses of $7,043,415. We expect to incur further losses in the development of our business, all of which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

We have amended our credit agreement with Mr. Gibbs, a related party, on multiple occasions with the most recent amendment extending the maturity date for the line of credit to December 31, 2019. The current borrowing limit on the credit line is $1,000,000 with a borrowing availability of $147,500 remaining.

During the three months ended March 31, 2019, the company raised $30,000 through the sale of 30,000 Units at a price of $1.00 per Unit. Each unit consists of one share of common stock and four common stock warrants. Two of the warrants expire on May 8, 2019 and are exercisable at $2.00. The other two warrants expire on August 8, 2019 and are exercisable at $3.00. In April 2019 the warrants expiring on May 8, 2019 were extended until May 28, 2019 and the exercise price was reduced to $1.00 per share.

Additionally the Company received $108,500 of proceeds from advances from related and third parties.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock but cannot assure that any future financings will occur.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(74,250)	$(129,977)
Net cash used in investing activities	(50,000)	–
Net cash provided by financing activities	120,150	230,000
Effect of foreign currency exchange	(334)	(1,790)

Change in cash	(4,434)	98,233
Cash at beginning of period	4,862	421
Cash at end of period	$428	$98,654

At March 31, 2019, we had $428 in cash and a $4,065,416 working capital deficit. This compares to cash of $4,862 and a working capital deficit of $3,788,972 at December 31, 2018.

Net cash used in operating activities during the three months ended March 31, 2019 was $74,250 and was mainly comprised of our $336,891 net loss during the period, adjusted by a non-cash charges of $35,100 of stock compensation and depreciation expense of $30,638. In addition, it reflects increases in current liabilities totaling $203,745.

Net cash used in operating activities during the three months ended March 31, 2018 was $129,977 and was mainly comprised of our $343,008 net loss during the period, adjusted by a non-cash charges of $30,732 for accretion of discounts on notes payable, $40,625 for amortization of certain service contracts, and depreciation expense of $31,035. In addition, it reflects a decrease in due from Rose Petroleum of $2,094, an increase in prepaid expenses and other assets totaling $89,189, as well as increases in accounts payable and accrued expenses totaling $157,636, and increases in accrued interest totaling $40,098 representing accrued interest on our related party line of credit, related party notes payable, convertible notes payable and other notes payable.

During the three months ended March 31, 2019, our net cash used in investing activities was $50,000 which was due to a $25,000 payment on the El Dorado gold-silver property and a $25,000 payment on the data package to support the El Dorado property.

During the three months ended March 31, 2019, net cash provided by financing activities was $120,150 comprised of the sale of stock and warrants of $30,000, related and third party advances of $108,500 and payments on advances from related parties of $18,350.

During the three months ended March 31, 2018, net cash provided by financing activities was $230,000. The funds were raised in conjunction with a private placement of equity securities in which we sold a total of 230,000 units priced at $1.00 per unit, resulting in total proceeds of $230,000. Each unit was comprised of one share of common stock, and one warrant entitling the holder to purchase one share of common stock at a price of $1.00 per share in cash, and expire June 30, 2018.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any abandonment or impairment losses. Proven and probable reserves have not been established for mineral rights as of March 31, 2019. At March 31, 2019, mineral rights totaling $73,662 were net of $441,057 of cumulative impairment and abandonment charges. No impairment charges were recognized for either of the three months ended March 31, 2019 or 2018.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements and the effect of net operating losses based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At March 31, 2019, the Company had no uncertain tax positions.

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the three months ended March 31, 2019 and 2018, potential common shares associated with convertible notes payable and outstanding warrants to purchase common stock have been omitted from the net loss per common share computation as they are anti-dilutive due to the net loss for these periods.

Stock-based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments (share-based payments, or SBP) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option-pricing model. The Company adopted ASU 2018-07 which aligns the accounting for share-based payment awards issued to employees and nonemployees.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The Company adopted this standard on January 1, 2019 using the modified retrospective method. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs; and all of the new standard’s available transition practical expedients.

On adoption, the Company recognized additional operating liabilities of $6,968, with corresponding Right of Use assets of approximately the same amount based on the present value of the remaining minimum rental payments under current leasing standards for its existing operating leases.

The new standard also provides practical expedients for a company’s ongoing accounting. The Company elected the short-term lease recognition exemption for its leases. For those leases with a lease term of 12 months or less, the Company will not recognize ROU assets or lease liabilities. The Company also made an accounting policy election to combine lease and non-lease components of operating leases for all asset classes.

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

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to lack of segregation of duties, a limited corporate governance structure, and lack of a formal review process that includes multiple levels of review as discussed in Item 9A of our Form 10-K for the fiscal year ended December 31, 2018.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. to Part I. of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All sales of unregistered securities were reported on Form 8-K during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number		Exhibit Description

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	*	Certification of the President, Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2019

MAGELLAN GOLD CORPORATION

By: /s/ W. Pierce Carson

W. Pierce Carson

President, Chief Executive Officer

(Principal Executive Officer)

By: /s/ Michael P. Martinez

Michael P. Martinez

Chief Financial Officer

(Principal Accounting Officer)

