Form 10-Q
period 2019-06-30
MAGELLAN GOLD Corp
filed 2019-08-15
CIK 1515317

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-174287

MAGELLAN GOLD CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-3566922 (IRS Employer Identification Number)

500 Marquette Avenue NW, Ste. 1200 Albuquerque, NM 87102 (Address of principal executive offices)	87102 (Zip Code)

Registrant's telephone number, including area code:   (707) 884-3766

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

On August 15, 2019, there were 3,599,003 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

MAGELLAN GOLD CORPORATION

Form 10-Q June 30, 2019

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash	$1,847	$4,862
Investment in Rio Silver equities	73,331	70,609
Prepaid expenses and other current assets	34,696	44,746
Total current assets	109,874	120,217

Mineral rights, net of impairment	99,405	48,164

Property, plant and equipment, net of accumulated depreciation of $192,084 and $130,644, respectively	1,016,571	1,054,381

Other assets:
Prepaid expenses and other assets	377,375	301,158

Total assets	$1,603,225	$1,523,920

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$580,297	$540,593
Accrued liabilities	388,897	206,948
Line of credit - related party	858,016	852,500
Notes payable - related parties, net	1,404,549	1,385,000
Note payable, net	112,058	110,000
Convertible note payable - related party	150,000	150,000
Convertible notes payable	205,000	205,000
Accrued interest - related parties	544,903	420,458
Accrued interest	28,339	13,926
Advances payable, related party	250,988	24,764
Advances payable, third party	32,500	–
Total current liabilities	4,555,547	3,909,189

Long term liabilities:
Other long term liabilities	5,311	–
Asset retirement obligation	118,573	116,149
Total liabilities	4,679,431	4,025,338

Commitments and contingencies

Shareholders' deficit:
Preferred shares, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	–	–
Common shares, $0.001 par value; 1,000,000,000 shares authorized, 3,599,003 and 3,264,752 shares issued and outstanding, respectively	3,599	3,265
Additional paid-in capital	4,567,598	4,310,699
Accumulated other comprehensive loss	(88,770)	(108,858)
Accumulated deficit	(7,558,633)	(6,706,524)
Shareholders' deficit	(3,076,206)	(2,501,418)
Total liabilities and shareholders' deficit	$1,603,225	$1,523,920

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues, net	$–	$122,829	$32,500	$122,829
Operating costs and expenses:
Cost of sales	73,849	254,202	168,645	254,202
Exploration costs	–	3,255	–	10,035
General and administrative expenses	313,554	203,886	484,972	425,330
Depreciation and amortization	30,802	29,990	61,440	61,025
Total operating costs and expenses	418,205	491,333	715,057	750,592

Operating loss	(418,205)	(368,504)	(682,557)	(627,763)

Other income (expense):
Interest expense	(96,026)	(394,201)	(170,031)	(477,950)
Foreign currency exchange gain (loss)	(2,243)	343	(2,243)	343
Loss on extinguishment of debt	–	(73,250)	–	(73,250)
Gain on change in derivative liability	–	286,919	–	286,919
Unrealized gain (loss) on available-for-sale securities	1,256	(23,041)	2,722	(25,876)
Total other income (expense)	(97,013)	(203,230)	(169,552)	(289,814)

Net loss	(515,218)	(571,734)	(852,109)	(917,577)

Other comprehensive income (loss):
Foreign currency translation	9,871	(118,944)	20,088	(38,595)

Net comprehensive loss	$(505,347)	$(690,678)	$(832,021)	$(956,172)

Basic and diluted net loss per common share	$(0.14)	$(0.26)	$(0.24)	$(0.44)

Basic and diluted weighted-average common shares outstanding	3,558,014	2,204,485	3,478,800	2,082,291

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

Consolidated Statements of Shareholders' Deficit

For the six months ended June 30, 2019 and 2018

(unaudited)

	Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Gain (Loss)	Deficit	Total

Balance, December 31, 2017	–	$–	1,911,628	$1,912	$2,897,539	$(87,570)	$(4,059,888)	$(1,248,007)

Sales of common stock and warrants	–	–	230,000	230	229,770	–	–	230,000
Net loss	–	–	–	–	–	–	(345,843)	(345,843)
Other comprehensive gain	–	–	–	–	–	80,349	–	80,349
Balance, March 31, 2018	–	–	2,141,628	2,142	3,127,309	(7,221)	(4,405,731)	(1,283,501)

Sales of common stock and warrants	–	–	20,000	20	19,980	–	–	20,000
Exercise of warrants	–	–	80,000	80	79,920	–	–	80,000
Conversion of debt - related party	–	–	100,000	100	99,900	–	–	100,000
Resolution of derivative liability	–	–	–	–	8,081	–	–	8,081
Net loss	–	–	–	–	–	–	(571,734)	(571,734)
Other comprehensive loss	–	–	–	–	–	(118,944)	–	(118,944)
Balance, June 30, 2018	–	$–	2,341,628	$2,342	$3,335,190	$(126,165)	$(4,977,465)	$(1,766,098)

Balance, December 31, 2018	–	$–	3,264,752	$3,265	$4,310,699	$(108,858)	$(6,706,524)	$(2,501,418)

Sales of common stock and warrants	–	–	30,000	30	29,970	–	–	30,000
Stock issued for services	–	–	60,000	60	35,040	–	–	35,100
Stock issued for liabilities	–	–	21,692	22	37,611	–	–	37,633
Stock issued for deemed dividend	–	–	45,559	45	(45)	–	–	–
Net loss	–	–	–	–	–	–	(336,891)	(336,891)
Other comprehensive gain	–	–	–	–	–	10,217	–	10,217
Balance, March 31, 2019	–	–	3,422,003	3,422	4,413,275	(98,641)	(7,043,415)	(2,725,359)

Stock issued for services	–	–	177,000	177	154,323	–	–	154,500
Net loss	–	–	–	–	–	–	(515,218)	(515,218)
Other comprehensive gain	–	–	–	–	–	9,871	–	9,871
Balance, June 30, 2019	–	$–	3,599,003	$3,599	$4,567,598	$(88,770)	$(7,558,633)	$(3,076,206)

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months ended June 30,
	2019	2018
Operating activities:
Net loss	$(852,109)	$(917,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on notes payable	27,123	366,795
Amortization of service contracts	–	81,250
Depreciation and amortization expense	61,440	61,025
Stock based compensation	189,600	–
Loss on settlement of liabilities	758	–
Loss on extinguishment of debt	–	73,250
(Gain) loss on investment	(2,722)	25,876
Gain on change in derivative liability	–	(286,919)
Changes in operating assets and liabilities:
Due from Rose Petroleum	–	27,147
Prepaid expenses and other assets	(34,199)	(72,005)
Accounts payable and accrued liabilities	147,374	236,918
Accrued liabilities	180,292	–
Accrued interest	138,858	97,894
Net cash used in operating activities	(143,585)	(306,346)

Investing activities:
Payment for other assets	(25,000)	–
Payment of installment on El Dorado acquisition	(50,000)	–
Net cash used in investing activities	(75,000)	–

Financing activities:
Proceeds from advances from related parties	232,800	56,192
Proceeds from advances from third parties	32,500	–
Payments on advances from related parties	(77,371)	–
Payments of notes payable - related parties	–	(50,000)
Proceeds from sale of common stock and warrants	30,000	330,000
Net cash provided by financing activities	217,929	336,192

Effect of foreign currency exchange	(2,359)	(28,237)

Net change in cash	(3,015)	1,609
Cash at beginning of period	4,862	421
Cash at end of period	$1,847	$2,030

Supplemental disclosure of cash flow information
Cash paid for interest	$–	$12,357
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Conversion of line of credit to common stock	$–	$100,000
Common stock issued for settlement of liabilities	$36,875	$–
Expenses paid by related party credit cards	$70,795	$–
Additions of assets under operating lease obligations	$6,968	$–
Reclassifications of derivative liability to additional paid-in capital	$–	$8,081

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

On November 30, 2017, the Company purchased from Rose Petroleum plc (“Rose”) a mineral processing mill operation located in the state of Nayarit, Mexico (the “SDA Mill”) as well as its associated assets, licenses and agreements.

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

On October 17, 2017, the Company amended the agreement to include the acquisition of Minerales VANE Operaciones ("MVO") for $2,500 as soon as practicable following the closing of the acquisition of the SDA Mill. The purpose of acquiring MVO is that it is the sister entity that employs all employees of the SDA mill. In January 2018 the Company paid the purchase price and obtained legal control of MVO. The acquisition of MVO did not result in the acquisition of any additional assets or liabilities.

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

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2018.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, The Company adopted this standard on January 1, 2019 using the modified retrospective method. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs; and all of the new standard’s available transition practical expedients.

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

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At June 30, 2019 we had a working capital deficit, we had not yet generated any significant revenues or achieved profitable operations and we have accumulated losses of $7,558,633. We expect to incur further losses in the development of our business, all of which raises substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

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

Magellan has concluded an agreement with Ingenieros Mineros, S.A. de C.V., the owner of the El Dorado mining concession giving the Company the right to acquire the concession by making staged six-monthly option payments over two years towards an end purchase price of $800,000 (plus 16% IVA). No royalties are payable. Magellan has the right to begin production during the term of the agreement. The Company has made the initial option payment of $50,000 (plus 16% IVA) during the year ended December 31, 2018. An additional $50,000 was paid during the six months ended June 30, 2019. The Company’s next installment payment of $75,000 is due on August 15, 2019.

In addition, the Company entered into an agreement to purchase a comprehensive El Dorado data package including diamond drill core and technical information for a price of $120,000, payable in cash and Magellan common stock. As of December 31, 2018, $10,000 of cash and 20,261 shares of common stock, with an issuance day fair value of $18,235, have been issued. As of June 30, 2019, $40,000 in cash and $30,000 in stock is due and payable under this agreement.

At June 30, 2019 and December 31, 2018, our mineral rights and properties were $99,405 and $48,164 (after currency adjustment), respectively associated with our El Dorado project.

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

In August 2018, we renewed the BLM lode and mill site claims in La Paz County, Arizona with the Bureau of Land Management and these claims will remain in good standing through August 31, 2019. Additionally, in both August 2018 and 2019, we made advance minimum royalty payments of $10,000 to a third-party landowner on the Red Cloud lease, which includes the Red Cloud Patented claim and two BLM lode claims. We also expanded the Arizona State Exploration Permit to approximately 334.85 acres on the Arizona State section that comprises part of our Silver District land package and are current on our obligations under this permit.

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

Subsequent to the purchase of the SDA Mill, the Company and Rose Petroleum executed an IVA Agreement which implemented the provisions of the Stock Purchase Agreement with respect to the payment of the IVA Tax assessed by the Mexican taxing authorities on the sale and purchase of the IVA Mill. Under the terms of the IVA Agreement, Rose Petroleum advanced the IVA tax, in Mexican Pesos, for the payment of the IVA tax, approximately $260,000. The Company has agreed that all future tax credits or refunds that it receives from the Mexican taxing authority will be paid over to Rose until such time as Rose has recouped the advance, in full. Mr. Carson executed a Guaranty of the Company's obligations under the IVA Agreement effective March 8, 2018. Mr. Carson’s guaranty was released and discharged in January 2019.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value at	Fair Value Measurement at June 30, 2019
	June 30, 2019	Level 1	Level 2	Level 3
Investment in Rio Silver equities	$73,331	$73,331	$–	$–

	Fair Value at	Fair Value Measurement at December 31, 2018
	December 31, 2018	Level 1	Level 2	Level 3
Investment in Rio Silver equities	$70,609	$70,609	$–	$–

The carrying values for cash and cash equivalents, prepaid assets, accounts payable and accrued liabilities, related party line of credit and notes payable approximate their fair value due to their short-term maturities.

A summary of the activity of the Investment in Rio Silver equities is shown below:

Balance December 31, 2018	$70,609
Change in fair value	2,722
Balance June 30, 2019	$73,331

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

On December 31, 2015 we again amended the credit agreement to increase the borrowing limit to $1,000,000 and extended the maturity date to December 31, 2016. Finally, on March 31, 2017 with an effective date of December 31, 2016 we again amended the credit agreement to extend the maturity date to December 31, 2018 and later extended to March 31, 2019. In April 2019 this credit facility was extended until December 31, 2019 in exchange for a fee equal to 2% of the outstanding balance. All other terms of the agreement were unchanged. The 2% fee of $17,500 was recorded as a debt discount and is being amortized over the remaining term of the liability. Amortization expense of $5,516 was recognized during the six months ended June 30, 2019.

During the year ended December 31, 2018, $20,000 was received under this agreement. During the same period Mr. Gibbs converted $100,000 of the outstanding balance on the line of credit into 100,000 shares of common stock at $1.00 per share.

The outstanding balance under the line of credit was $869,550 ($858,016 net of $11,534 discount) at June 30, 2019 and $852,500 at December 31, 2018. In addition, a total of $291,241 and $265,876 of interest has been accrued on this obligation and is included in accrued interest - related parties on the accompanying consolidated balance sheets at June 30, 2019 and December 31, 2018, respectively.

Note 6 – Notes Payable – Related Parties

In August 2011, we entered into an unsecured loan from John Power, the Company’s Director, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and is payable on demand with thirty days’ notice from the lender. During 2014, the Company made payments totaling $5,000 to pay down the principal balance of the note. Effective December 31, 2017, the interest rate on the note increased to 12% per annum. At both June 30, 2019 and December 31, 2018, the note balance was $15,000. At June 30, 2019 and December 31, 2018, accrued interest totaling $2,693 and $1,800, respectively, is included in Accrued interest – related parties on the accompanying consolidated balance sheets.

In January 2014, we entered into an additional unsecured loan from Mr. Power, evidenced by a $50,000 promissory note. The promissory note bears interest at 6.75% per annum and is payable on demand with thirty days’ notice from the lender. Effective December 31, 2017, the interest rate on the note increased to 12% per annum. At June 30, 2019 and December 31, 2018, accrued interest totaling $8,975 and $6,000, respectively, is included in Accrued interest – related parties on the accompanying consolidated balance sheets. At both June 30, 2019 and December 31, 2018, the note balance was $50,000.

On May 31, 2017 we entered into three short-term notes with Mr. Gibbs, Dr. Carson and Mr. Power in the principal amounts of $100,000, $25,000 and $25,000, respectively. The notes bear interest at 6% and matured on November 15, 2017. The note balances were subsequently rolled into the Series 2017 Notes. A total of $3,760 and $3,760 of interest is accrued on these notes as of June 30, 2019 and December 31, 2018, respectively.

On June 30, 2017 we entered into an additional secured loan for advances from Mr. Power and evidenced by a $125,000 promissory note. The promissory note bears interest at 6% per annum and matured on December 31, 2017 and is currently in default. Effective December 31, 2017, the interest rate on the note increased to 12% per annum. The note is collateralized by our investment in Rio Silver shares and warrants. At both June 30, 2019 and December 31, 2018, the note balance was $125,000. A total of $22,438 and $15,000 of interest is accrued on these notes as of June 30, 2019 and December 31, 2018, respectively and is included in accrued interest – related parties on the accompanying consolidated balance sheets.

On November 30, 2017 we entered into a series of secured promissory notes (“Series 2017 Notes”) with both related and unrelated parties in the aggregate amount of $1,155,000, including financing fees of $105,000 recorded as a discount to the notes. During the six months ended June 30, 2019, a total of $57,750 of additional fees were added to the principal amount and recorded as a discount to the notes related to an extension of the maturity date to December 31, 2019. Of the additional fees $52,250 was related to the related party portion of these notes and $5,500 was related to their third party portion. The balance on these notes, net of discount of $36,143 was $1,176,607 as of June 30, 2019. During the six months ended June 30, 2019, $21,607 of debt discount related to the above notes was amortized to interest expense. The notes are secured by a stock pledge agreement covering 100% of the outstanding common stock of Magellan Acquisition Corporation, bear interest at 10%.

The total of portion of the Series 2017 Notes from related parties totaled $1,045,000, including financing fees of $95,000 recorded as discount to the notes. Mr. Gibbs, Dr. Carson, and Mr. Power transferred $100,000, $25,000, and $25,000, respectively, from the May 31, 2017 short term related party notes into the Series 2017 Notes. As of June 30, 2019 the balance on the Series 2017 Notes from related parties, net of unamortized discount of $32,701, is $1,064,549, with accrued interest of $166,770.

Bridge Note Offering

In October 2018 the Company sold $160,700 of Series 2018 36% Unsecured Promissory Notes (“Notes”) (“Bridge Note Offering”) to Mr. Gibbs and Mr. Power. The purchase price of the Note is equal to the principal amount of the Note. The Maturity Date of the Notes was December 31, 2018. During the year ended December 31, 2018, $10,700 was repaid to Mr. Power leaving a balance of $0. As of June 30, 2019, the portion funded by Mr. Gibbs of $150,000 remained outstanding, with accrued interest of $37,726 outstanding. On January 18, 2019, the Note was extended until March 31, 2019 after which it was in default.

Advances – related party

During the first six months of 2019 Mr. Gibbs and Mr. Power advanced $160,500 and $72,300 to the Company, respectively. Mr. Power also paid expenses using his personal credit card on behalf of the Company of $70,795, and the Company made repayments to Mr. Power and/or his credit card of $77,371. Amounts due to Mr. Powers related to expense paid on behalf of the Company was $33,188 and $24,764 as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, total amounts owed to Mr. Gibbs and Mr. Power for these advances totaled $160,500 and $90,488, respectively. The advances are due on demand and have no stated interest rate.

Note 7 – Notes payable

During the six months ended June 30, 2019, $32,500 was received from a third party with the intention to convert to a note payable of which the terms are still being finalized. The amounts received are included in Advanced payable, third party on the balance sheet.

As discussed in Note 6 – Notes Payable – Related Parties, on November 30, 2017 we entered into a series of secured promissory notes (“Series 2017 Notes”) with both related and unrelated parties in the aggregate amount of $1,155,000, including financing fees of $105,000 recorded as a discount to the notes.

The total of portion of the Series 2017 Notes from non-related parties totaled $110,000, including financing fees of $10,000 recorded as discount to the notes. The note maturity date was extended to December 31, 2019 in exchange for an increase in the principal balance of $5,500. As of June 30, 2019 the balance on the notes from non-related parties, net of unamortized discount of $3,442, is $112,058 with accrued interest of $17,555. As of December 31, 2018, the balance on the notes from non-related parties, net of unamortized discount of $0 was $110,000 with accrued interest of $11,934.

Note 8 – Convertible Notes Payable

Series 2018A and Series 2018B 10% Unsecured Convertible Note

In the quarter ended December 31, 2018, the Company sold $205,000 of Series 2018A and $150,000 of Series B 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series A and Series B Notes are convertible into shares of Common Stock at a conversion price of $1.00 and $1.25, respectively, during the life of the Note. The Company evaluated the conversion option and concluded it was not required to be bifurcated as a derivative. The Company also concluded that no beneficial conversion feature was present at issuance. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes mature twelve (12) months from the date of issue. The maturity date can be extended at the option of the Company for an additional one (1) year. Within thirty (30) days following the closing of an offering, the Company filed a Registration Statement on Form S-1 registering the resale of the shares of Common Stock issuable upon conversion of the Notes. Of the Series A issuance, $150,000 was sold to a related party, Mr. Gibbs.

As of June 30, 2019, the balance due under these notes is $355,000 in principal and $21,921 in accrued interest.

Note 9 – Stockholders’ Deficit

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

During the six months ended June 30, 2019, the Company raised $30,000 through the sale of 30,000 Units at a price of $1.00 per Unit. Each unit consists of one share of common stock and four common stock warrants. Two of the warrants expire on May 8, 2019 and are exercisable at $2.00. The other two warrants expire on August 8, 2019 and are exercisable at $3.00. The warrants expiring on May 8, 2019 were extended until May 28, 2019 and the exercise price was reduced to $1.00 per share. On July 31, 2019 all of the stock warrants were extended until October 31, 2019.

Effective July 24, 2018, the Company and W. Pierce Carson executed a Restricted Stock Award Agreement pursuant to which the Company granted to Carson a restricted stock award consisting of 80,000 shares of Common Stock, valued at $1.00 per share. 20,000 of the shares vested upon closing of the El Dorado agreement and were issued, and the remaining 60,000 shares are subject to ratable vesting over an 18-month period. During the six months ended June 30, 2019 the Company issued 20,000 of these shares and recognized expense of $10,000 related to this issuance. Mr. Carson resigned effective June 1, 2019 and no further issuances under this agreement are expected.

In January 2019, 40,000 shares were issued for services rendered pursuant to an investor relations agreement. The shares were valued at $1.10, the closing price of the Company’s stock on December 31, 2018. The services will be provided over a two-year service period. During the six months ended June 30, 2019 the Company recognized $11,000 of expense related to these shares.

In March 2019, the Company entered into an agreement to issued 5,000 shares for services. These shares were issued in April 2019. The Company recognized expense of $14,000 during the six months ended June 30, 2019 related to this agreement.

The Company also agreed to issue 2,000 shares for services rendered during the six months ended June 30, 2019. The Company recognized expense of $5,600 related to this commitment, and the shares were issued in April 2019.

In January 2019 the Company issued Mr. Martinez 14,118 shares in settlement of liabilities for services provided in 2018 of $24,000.

During the six months ended June 30, 2019, the Company also issued 7,574 shares in settlement of other liabilities of $12,875 resulting in a loss on settlement of $758.

During the six months ended June 30, 2019 Mr. Gibbs was issued 30,594 and Mr. Powers was issued 14,965 shares of common stock related to the price protection feature which expired in 2018.

In April 2019, the Company entered into an investor relations agreement and issued a total of 100,000 shares in exchange for a 6 month service period. During the six months ended June 30, 2019 the Company recognized $100,000 of expense related to these shares.

In May 2019, the Company issued 70,000 shares to consultants in satisfaction for services rendered in 2019. During the six months ended June 30, 2019 the Company recognized $49,000 of expense related to these shares.

Stock Options and the 2017 Equity Incentive Plan:

Under the 2017 Equity Incentive Plan, the Company is authorized to grant rights to acquire up to a maximum of 200,000 shares of common stock. The 2017 Plan provides for the grant of (1) both incentive and nonstatutory stock options, (2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights. As of June 30, 2019 the Company had 128,000 shares available for future grant.

Stock option activity within the 2017 Equity Incentive Plan and warrant activity outside the plan, for the six months ended June 30, 2019 is as follows:

	Stock Options		Stock Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	72,000	$2.00	480,000	$2.50
Granted	–	–	120,000	2.00
Cancelled	–	–	–	–
Expired	–	–	–	–
Exercised	–	–	–	–
Outstanding at June 30, 2019	72,000	$2.00	600,000	$2.00
Exercisable at June 30, 2019	72,000	$2.00	600,000	$2.00

As of June 30, 2019 the outstanding stock options have a weighted average remaining term of 8.33 years and no intrinsic value, and the outstanding stock warrants have a weighted average remaining term of 0.34 years and an intrinsic value of $270,000.

In April 2019, the maturity date for 300,000 of the stock warrants was extended to May 28, 2019 and the exercise price was reduced from $2.00 per share down to $1.00 per share. These warrants were extended to July 31, 2019 and then on July 31, 2019 all of the stock warrants were extended until October 31, 2019.

Note 10 - Commitments and Contingencies

Mining Claims

As part of our acquisition of the Silver District properties from Columbus Exploration, we assumed the Red Cloud lease whose initial term expires in August 2026. The lease requires annual advance minimum royalty payments of $10,000 through the term of the lease due on the annual anniversary of the agreement. The lease is also subject to a 2% net production royalty to be paid to the lessor from the sale of precious metals extracted from the leased property. In order to maintain the BLM lode and mill site claims, annual payments are required before the end of August of each year. Payments are also due annually on two patented claims we leased in July 2015 and on our Arizona State Minerals Exploration Permit. As of June 30, 2019, all of these claims and leases are in good standing.

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

The Company recognized operating lease cost of $715 and $1,365 during the three and six months ended June 30, 2019. The Company had right-of-use assets of $5,808 (included in long-term prepaid expenses and other assets on the consolidated balance sheet) and right-of-use liabilities of $4,920 (included in accrued liabilities and other long term liabilities on the consolidated balance sheet) as of June 30, 2019. The Company had operating cash flows related to these leases of $2,080 for the six months ended June 30, 2019. The Company’s operating leases had a weighted average estimated incremental borrowing rate of 15% and a weighted average remaining term of 6.7 years as of June 30, 2019.

The following table provides the maturities of lease liabilities and have been translated to US dollars using an exchange rate at June 30, 2019 of 19.43 MX pesos to US dollars:

Maturity of Lease Liabilities at June 30, 2019
2019	$–
2020	1,300
2021	1,300
2022	1,300
2023	1,300
2024 and thereafter	2,600
Total future undiscounted lease payments	7,800
Less: Interest	(2,880)
Present value of lease liabilities	$4,920

Future minimum lease payments for operating leases accounted for under ASC 840, "Leases," with remaining non-cancelable terms in excess of one year at December 31, 2018 were as follows:

Minimum Lease Commitments at December 31, 2018
2019	$2,036
2020	1,272
2021	1,272
2022	1,272
2023	3,817
Total	$9,669

Note 11 – Executive Employment Agreements

On June 1, 2016 we executed an employment agreement with Dr. Carson in which he assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The agreement also provided that Dr. Carson be appointed a Director of Magellan Gold Corporation, and effective June 30, 2016, Dr. Carson was appointed a Director of Magellan. The term of the agreement covered the period from June 1, 2016 to May 31, 2017 and is subject to annual renewal. The agreement has subsequently been renewed each year and was effective from June 1, 2018 to May 31, 2019, with all terms of the original agreement remaining unchanged. This agreement was not renewed on June 1, 2019.

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

In June 2019, Dr. Carson resigned as the President and Chief Executive Officer of Magellan Gold Corporation. Dr. Carson also resigned from all other positions with the Company and its affiliates and subsidiaries

At June 30, 2019 a total of $110,000 and $18,469 of salary and associated payroll tax obligations, respectively, is accrued in connection with the agreement and included in accrued liabilities on the accompanying consolidated balance sheets.

Effective June 1, 2019, the Company and David E. Drips, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Drips, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 10,000 units for each month of service. The units will vest upon successful completion of a $1.25 million financing on or before November 30, 2019. Upon settlement if the common stock is less than $1.50 additional shares will be issued such that each month of service will have a value of $15,000. As of June 30, 2019, $19,000 has been accrued under this arrangement.

Effective June 1, 2019, the Company and Frank Pastorino, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Pastorino, in consideration of services to be rendered as COO, restricted stock units consisting of 8,333 units for each month of service. The units will vest upon successful completion of a $1.25 million financing on or before November 30, 2019. Upon settlement if the common stock is less than $1.50 addition shares will be issued such that each month of service will have a value of $12,500. As of June 30, 2019, $15,833 has been accrued under this arrangement.

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

Management Fees

At June 30, 2019 and December 31, 2018, $27,500 and $27,500 of fees were due to Mr. Power for prior services and are included in accrued liabilities on the accompanying consolidated balance sheets.

At June 30, 2019 and December 31, 2018, $5,000 and $28,000 of fees were due to Mr. Martinez and are included in accrued liabilities on the accompanying consolidated balance sheets.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	June 30, 2019	December 31, 2018
Accrued interest payable - Mr. Gibbs	$426,660	$340,218
Accrued interest payable - Mr. Power	113,102	76,504
Accrued interest payable - Dr. Carson	5,141	3,736
	$544,903	$420,458

Note 13 – Subsequent Events

The Company has extended the expiration date of its outstanding 300,000 “A’ warrants and 300,000 “B” warrants until October 31, 2019.

Subsequent to June 30, 2019, Sol M. Siejas de Drips, the spouse of the CEO, began to assist with oversight of the operations and business systems in Mexico.  There is currently no compensation arrangement in place for these services.

Subsequent to June 30, 2019, Mr. Gibbs has made advances of $91,500 and an unaffiliated investor has made advances of $10,000.

On August 14, 2019, the Company received $50,000 of proceeds related to the issuance of a Series A 10% Unsecured Convertible Promissory Note. The Company is authorized to sell up to $250,000 of these notes. The note matures on August 14, 2020 and is convertible at $1.00 per share. In addition the lender was issued 50,000 common stock warrants with an exercise price of $2.00 per share and a maturity date of August 14, 2020.

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

On September 30, 2014, we formed and organized a new wholly-owned subsidiary, Gulf + Western Industries, Inc., a Nevada corporation (“Gulf+Western” or “G+W”), to own our Silver District mining interests. On October 1, 2014 we completed the transfer of those assets from Magellan to G+W. At the time of the transfer, Magellan owned all the outstanding common stock of G+W. Effective December 31, 2014, Magellan pledged all its ownership interest in G+W to Mr. John D. Gibbs, a significant shareholder in the Company, as security for outstanding amounts under a line of credit agreement between Magellan and Mr. Gibbs. As of June 30, 2019, the total amount owed under the credit agreement was $1,160,955, which includes $869,550 of principal and $291,405 of accrued interest.

On October 24, 2016, the Company entered into a Mining Option Agreement (“Agreement”) between and among Rio Silver Inc., a Canadian company (“Rio Silver”), Minera Rio Plata S.A.C., a Peruvian company and subsidiary of Rio Silver (“Minera”), and Magellan Gold Peru S.A.C., a Peruvian company and wholly owned subsidiary of the Company (“Magellan Peru”) pursuant to which Rio Silver through Minera, granted to the Company the sole and exclusive option to acquire an undivided 50% interest in and to property located in central Peru. Effective December 31, 2017, the Company agreed with Rio Silver to terminate the option agreement, thereby terminating the Company’s option to earn an interest in the Niñobamba Silver/Gold Project. The Company retained its ownership of Rio Silver stock, which have been pledged to secure a $125,000 loan from John Power.

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

The purchase price for the SDA Mill consisted of $850,000 cash, a $50,000 promissory note, the $50,000 non-refundable option payment, the $100,000 for the option-to-purchase payment, and 284,017 shares of common stock (the “Shares”) with a fair value of $426,025 at the closing date. The note is non-interest bearing and was due on March 10, 2018 and paid in April 2018. The Shares were held in escrow for a period of 12 months and the Company had the option to repurchase the Shares from Rose for the sum of $500,000 in the first six months and $550,000 in months 7 to 12.

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

Magellan has concluded an agreement with Ingenieros Mineros, S.A. de C.V., the owner of the El Dorado mining concession giving the Company the right to acquire the concession by making staged six-monthly option payments over two years towards an end purchase price of $800,000 (plus 16% IVA). No royalties are payable. Magellan has the right to begin production during the term of the agreement. The Company has made the initial option payment of $50,000 (plus 16% IVA) plus an additional $50,000 during the six months ended June 30, 2019. In addition, Magellan has agreed with a TSX.V-listed company to purchase a comprehensive El Dorado data package including diamond drill core and technical information for a price of $120,000, payable in cash and Magellan common stock.

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

Results of Operations for the three months Ended June 30, 2019 and 2018

	Three months ended June 30,
	2019	2018
Revenues, net	$–	$122,829

Operating costs and expenses:
Cost of sales	73,849	254,202
Exploration costs	–	3,255
General and administrative expenses	313,554	203,886
Depreciation and amortization	30,802	29,990

Total operating costs and expenses	418,205	491,333

Operating loss	(418,205)	(368,504)

Other income (expense):
Interest expense	(96,026)	(394,201)
Foreign currency exchange gain	(2,243)	343
Loss on extinguishment of debt	–	(73,250)
Gain (loss) on change in derivative liability	–	286,919
Unrealized gain (loss) on available-for-sale securities	1,256	(23,041)

Net loss	$(515,218)	$(571,743)

Revenues

During the three months ended June 30, 2019 our total revenues were $0 as compared to $122,829 during the same period in 2018. Revenue for 2018 was generated from the sale of tailings left from operations prior to our acquisition of the SDA Mill.

Operating expenses

During the three months ended June 30, 2019, our total operating cost and expenses were $418,205 as compared to $491,333 during the three months ended June 30, 2018.

During the three months ended June 30, 2019 our total cost of sales were $73,849 as compared to $254,202 during the same period in 2018. Cost of sales were comprised primarily of labor and benefits, utilities and supplies.

During the three months ended June 30, 2019 we incurred $0 of exploration costs as compared to $3,255 during the same period in 2018. Exploration costs comprised of professional geologic fees associated with our Silver District claims.

General and administrative expenses for the three months ended June 30, 2019 total $313,554 as compared to $203,886 for the three months ended June 30, 2018. The $109,668 increase is primarily associated with increases in accounting and audit fees, investor relations and other administrative costs.

On June 1, 2016 we executed an employment agreement with Dr. Pierce Carson in which Dr. Carson assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The term of the agreement covered the period from June 1, 2016 to May 31, 2017. On June 1, 2017, Dr. Carson and the Company agreed to extend the agreement to May 31, 2018 under the same terms and conditions. During the term of the agreement, Dr. Carson was paid a base salary in equal semi-monthly installments. Dr. Carson’s salary was set at $6,667 per month during the three-month period from June 1, 2016 through August 31, 2016, and thereafter at $10,000 per month. During the three months ended June 30, 2019 and 2018, salary and payroll expense totaled $21,840 and $32,760, respectively. Dr. Carson resigned on June 1, 2019.

Interest expense for the three months ended June 30, 2019 and 2018 totaled $96,026 and $394,201, respectively. Interest expense for the current period is attributable primarily to our amortization of debt discount, related party line of credit, related party notes payable, notes payable, related party convertible notes and convertible notes.

Results of Operations for the six months Ended June 30, 2019 and 2018

	Six months ended June 30,
	2019	2018
Revenues, net	$32,500	$122,829

Operating costs and expenses:
Cost of sales	168,645	254,202
Exploration costs	–	10,035
General and administrative expenses	484,972	425,330
Depreciation and amortization	61,440	61,025

Total operating costs and expenses	715,057	750,592

Operating loss	(682,557)	(627,763)

Other income (expense):
Interest expense	(170,031)	(477,950)
Foreign currency exchange gain	(2,243)	343
Loss on extinguishment of debt	–	(73,250)
Gain (loss) on change in derivative liability	–	286,919
Unrealized gain (loss) on available-for-sale securities	2,722	(25,876)

Net loss	$(852,109)	$(917,577)

Revenues

During the six months ended June 30, 2019 our total revenues were $32,500 as compared to $122,829 during the same period in 2018. Revenues for 2018 were generated from the sale of tailings left from operations prior to our acquisition of the SDA Mill.

Operating expenses

During the six months ended June 30, 2019, our total operating costs and expenses were $715,057 as compared to $750,592 during the six months ended June 30, 2018.

During the six months ended June 30, 2019 our total cost of sales were $168,645 as compared to $254,202 during the same period in 2018. Cost of sales were comprised primarily of labor and benefits, utilities and supplies.

During the six months ended June 30, 2019 we incurred $0 of exploration costs as compared to $10,035 in 2018. Exploration costs for the six months ended June 30, 2018 were comprised of $10,035 for professional geologic fees associated with our Silver District claims.

General and administrative expenses for the six months ended June 30, 2019 totaling $484,972 as compared to $425,330 for the six months ended June 30, 2018. The $59,642 increase is primarily associated with increases in accounting and audit fees, officer compensation, investor relations, and legal fees and which were offset by decreases in administrative services and other costs.

For the six months ended June 30, 2018 general and administrative expenses primarily associated with increases in accounting and audit fees, officer compensation, investor relations, and travel expenses and which were offset by decreases in legal fees, management fees, administrative services and other costs. For the six months ended June 30, 2018, administrative expenses were comprised of investor relations fees of $106,581, officer compensation of $87,555, accounting and auditing fees of $100,884, legal fees of $33,644, and other administrative costs including travel, office, facility rents, and other expenses associated with our operations of the SDA Mill totaling $96,666.

On June 1, 2016 we executed an employment agreement with Dr. Carson in which he assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The term of the agreement covered the period from June 1, 2016 to May 31, 2017, subject to annual renewal. The agreement has subsequently been renewed each year and is currently effective from June 1, 2018 to May 31, 2019, with all terms of the original agreement remaining unchanged. A total of $54,599 and $65,591 representing Dr. Carson’s base salary and applicable payroll taxes was expensed and is included in general and administrative expenses for the six months ended June 30, 2019 and 2018, respectively. Dr. Carson resigned on June 1, 2019.

Interest expense for the six months ended June 30, 2019 and 2018 totaled $170,031 and $477,950, respectively. Interest expense for the current period is attributable primarily to our amortization of debt discount, related party line of credit, related party notes payable, notes payable and convertible notes. In addition, the Company recorded loss on debt extinguishment of $73,250 and a gain on derivative liability of $286,919 during the six months ended June 30, 2018.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At June 30, 2019, we had not yet generated sufficient revenues or achieved profitable operations and we have accumulated losses of $7,558,633. We expect to incur further losses in the development of our business, all of which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

We have amended our credit agreement with Mr. Gibbs, a related party, on multiple occasions with the most recent amendment extending the maturity date for the line of credit to December 31, 2019. The current borrowing limit on the credit line is $1,000,000 with a borrowing availability of $130,450 remaining.

During the six months ended June 30, 2019, the company raised $30,000 through the sale of 30,000 units at a price of $1.00 per unit. Each unit consists of one share of common stock and four common stock warrants. Two of the warrants expire on May 8, 2019 and are exercisable at $2.00. The other two warrants expire on August 8, 2019 and are exercisable at $3.00. In April 2019 the warrants expiring on May 8, 2019 were extended until May 28, 2019 and the exercise price was reduced to $1.00 per share. As of May 31, 2019 these warrants were extended to July 31, 2019. On July 31, 2019 all of the stock warrants were extended until October 31, 2019.

Additionally, the Company received $265,300 of proceeds from advances from related and third parties.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock but cannot assure that any future financings will occur.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(143,585)	$(306,346)
Net cash used in investing activities	(75,000)	–
Net cash provided by financing activities	217,929	336,192
Effect of foreign currency exchange	(2,359)	(28,237)

Net change in cash and cash equivalents	(3,015)	1,609
Cash beginning of period	4,862	421
Cash end of period	$1,847	$2,030

At June 30, 2019, we had $1,847 in cash and a $4,445,673 working capital deficit. This compares to cash of $4,862 and a working capital deficit of $3,788,972 at December 31, 2018.

Net cash used in operating activities during the six months ended June 30, 2019 was $143,585 and was mainly comprised of our $852,109 net loss during the period, adjusted by a non-cash charges of $189,600 of stock compensation, depreciation expense of $61,440 and accrued liabilities and interest of $466,524.

During the six months ended June 30, 2019, our net cash used in investing activities was $75,000 which was due to a $50,000 payment on the El Dorado gold-silver property and a $25,000 payment on the data package to support the El Dorado property.

During the six months ended June 30, 2019, net cash provided by financing activities was $217,929 comprised of the sale of stock and warrants of $30,000, related and third party advances of $265,300 and payments on advances from related parties of $77,371.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any abandonment or impairment losses. Proven and probable reserves have not been established for mineral rights as of June 30, 2019. At June 30, 2019, mineral rights totaling $99,405 were net of $441,057 of cumulative impairment and abandonment charges. No impairment charges were recognized for either of the six months ended June 30, 2019 or 2018.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements and the effect of net operating losses based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At June 30, 2019, the Company had no uncertain tax positions.

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the six months ended June 30, 2019 and 2018, potential common shares associated with convertible notes payable and outstanding warrants to purchase common stock have been omitted from the net loss per common share computation as they are anti-dilutive due to the net loss for these periods.

Stock-based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments (share-based payments, or SBP) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option-pricing model. The Company adopted ASU 2018-07 on January 1, 2019 using the modified retrospective method, which aligns the accounting for share-based payment awards issued to employees and nonemployees.

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

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to management, including David E. Drips , our President, and Michael P. Martinez, our Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to lack of segregation of duties, a limited corporate governance structure, and lack of a formal review process that includes multiple levels of review as discussed in Item 9A of our Form 10-K for the fiscal year ended December 31, 2018.

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

Dated: August 15, 2019

MAGELLAN GOLD CORPORATION

By: /s/ David E. Drips

David E. Drips

President, Chief Executive Officer

(Principal Executive Officer)

By: /s/ Michael P. Martinez

Michael P. Martinez

Chief Financial Officer

(Principal Accounting Officer)

