Form 10-Q
period 2019-09-30
MAGELLAN GOLD Corp
filed 2019-11-14
CIK 1515317

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

On November 14, 2019, there were 3,624,003 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

MAGELLAN GOLD CORPORATION

Form 10-Q September 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash	$7,527	$4,862
Investment in Rio Silver equities	–	70,609
Prepaid expenses and other current assets	40,659	44,746
Total current assets	48,186	120,217

Mineral rights, net of impairment	97,182	48,164

Property, plant and equipment, net of accumulated depreciation of $222,384 and $130,644, respectively	960,747	1,054,381

Other assets:
Prepaid expenses and other assets	367,090	301,158

Total assets	$1,473,205	$1,523,920

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$557,411	$540,593
Accrued liabilities	377,027	206,948
Line of credit - related party	–	852,500
Notes payable - related parties, net	937,525	1,385,000
Notes payable, net	113,779	110,000
Convertible note payable - related party	–	150,000
Convertible notes payable	217,773	205,000
Accrued interest - related parties	5,869	420,458
Accrued interest	37,698	13,926
Advances payable, related party	66,377	24,764
Advances payable, third party	42,500	–
Total current liabilities	2,355,959	3,909,189

Long term liabilities:
Other long term liabilities	5,176	–
Asset retirement obligation	115,540	116,149
Total liabilities	2,476,675	4,025,338

Commitments and contingencies

Shareholders' deficit:
Preferred shares, $10.00 stated value, 2,500,000 shares authorized, 242,269 and no shares issued and outstanding, respectively	2,422,690	–
Common shares, $0.001 par value; 1,000,000,000 shares authorized, 3,599,003 and 3,264,752 shares issued and outstanding, respectively	3,599	3,265
Additional paid-in capital	7,996,095	4,310,699
Accumulated other comprehensive loss	(119,278)	(108,858)
Accumulated deficit	(11,306,576)	(6,706,524)
Shareholders' deficit	(1,003,470)	(2,501,418)
Total liabilities and shareholders' deficit	$1,473,205	$1,523,920

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues, net	$–	$2,418	$32,500	$125,247

Operating costs and expenses:
Cost of sales	95,529	90,336	264,174	344,538
Exploration costs	10,000	10,000	10,000	20,035
General and administrative expenses	353,858	243,359	838,830	668,689
Depreciation and amortization	30,300	30,678	91,740	91,703
Total operating costs and expenses	489,687	374,373	1,204,744	1,124,965

Operating loss	(489,687)	(371,955)	(1,172,244)	(999,718)

Other income (expenses):
Interest expense	(116,981)	(83,490)	(287,012)	(561,440)
Foreign currency exchange gain (loss)	304	2,819	(1,939)	3,162
Loss on extinguishment of debt	(3,151,314)	–	(3,151,314)	(73,250)
Gain on change in derivative liability	–	–	–	286,919
Unrealized gain (loss) on available-for-sale securities	9,735	1,557	12,457	(24,319)
Total other income (expenses)	(3,258,256)	(79,114)	(3,427,808)	(368,928)

Net loss	(3,747,943)	(451,069)	(4,600,052)	(1,368,646)

Other comprehensive income (loss):
Foreign currency translation	(30,508)	105,359	(10,420)	66,764

Net comprehensive loss	$(3,778,451)	$(345,710)	$(4,610,472)	$(1,301,882)

Basic and diluted net loss per common share	$(1.04)	$(0.18)	$(1.31)	$(0.61)

Basic and diluted weighted-average common shares outstanding	3,599,003	2,530,836	3,519,308	2,232,851

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

Consolidated Statements of Shareholders' Deficit

For the nine months ended September 30, 2019 and 2018

(unaudited)

					Additional	Accumulated Other
	Preferred Stock		Common Stock		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Gain (Loss)	Deficit	Total

Balance, December 31, 2017	–	$–	1,911,628	$1,912	$2,897,539	$(87,570)	$(4,059,888)	$(1,248,007)

Sales of common stock and warrants	–	–	230,000	230	229,770	–	–	230,000
Net loss	–	–	–	–	–	–	(345,843)	(345,843)
Other comprehensive loss	–	–	–	–	–	80,349	–	80,349
Balance, March 31, 2018	–	–	2,141,628	2,142	3,127,309	(7,221)	(4,405,731)	(1,283,501)

Sales of common stock and warrants	–	–	20,000	20	19,980	–	–	20,000
Exercise of warrants	–	–	80,000	80	79,920	–	–	80,000
Conversion of debt - related party	–	–	100,000	100	99,900	–	–	100,000
Resolution of derivative liability	–	–	–	–	8,081	–	–	8,081
Net loss	–	–	–	–	–	–	(571,734)	(571,734)
Other comprehensive loss	–	–	–	–	–	(118,944)	–	(118,944)
Balance, June 30, 2018	–	–	2,341,628	2,342	3,335,190	(126,165)	(4,977,465)	(1,766,098)

Adoption of ASU 2016-01	–	–	–	–	–	8,518	(8,518)	–
Sales of common stock and warrants	–	–	90,000	90	89,910	–	–	90,000
Exercise of warrants	–	–	40,000	40	39,960	–	–	40,000
Conversion of debt - related party	–	–	98,100	98	98,002	–	–	98,100
Stock based compensation	–	–	20,000	20	26,647	–	–	26,667
Stock issued for prepaid asset	–	–	20,260	20	18,215	–	–	18,235
Conversion of debt	–	–	152,000	152	139,048	–	–	139,200
Net loss	–	–	–	–	–	–	(451,069)	(451,069)
Other comprehensive loss	–	–	–	–	–	105,359	–	105,359
Balance, September 30, 2018	–	$–	2,761,988	$2,762	$3,746,972	$(12,288)	$(5,437,052)	$(1,699,606)

Balance, December 31, 2018	–	$–	3,264,752	$3,265	$4,310,699	$(108,858)	$(6,706,524)	$(2,501,418)

Sales of common stock and warrants	–	–	30,000	30	29,970	–	–	30,000
Stock issued for services	–	–	60,000	60	35,040	–	–	35,100
Stock issued for liabilities	–	–	21,692	22	37,611	–	–	37,633
Stock issued for deemed dividend	–	–	45,559	45	(45)	–	–	–
Net loss	–	–	–	–	–	–	(336,891)	(336,891)
Other comprehensive loss	–	–	–	–	–	10,217	–	10,217
Balance, March 31, 2019	–	–	3,422,003	3,422	4,413,275	(98,641)	(7,043,415)	(2,725,359)

Stock issued for services	–	–	177,000	177	154,323	–	–	154,500
Net loss	–	–	–	–	–	–	(515,218)	(515,218)
Other comprehensive loss	–	–	–	–	–	9,871	–	9,871
Balance, June 30, 2019	–	–	3,599,003	3,599	4,567,598	(88,770)	(7,558,633)	(3,076,206)

Stock issued for services	–	–	–	–	179,000	–	–	179,000
Stock issued for liabilities	242,269	2,422,690	–	–	3,149,497	–	–	5,572,187
Debt discount from warrants and beneficial conversion feature	–	–	–	–	100,000	–	–	100,000
Net loss	–	–	–	–	–	–	(3,747,943)	(3,747,943)
Other comprehensive loss	–	–	–	–	–	(30,508)	–	(30,508)
Balance, September 30, 2019	242,269	$2,422,690	3,599,003	$3,599	$7,996,095	$(119,278)	$(11,306,576)	$(1,003,470)

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months ended September 30,
	2019	2018
Operating activities:
Net loss	$(4,600,052)	$(1,368,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on notes payable	69,502	392,069
Amortization of service contracts	–	119,167
Depreciation and amortization expense	91,740	91,703
Stock based compensation	368,600	26,667
Loss on extinguishment of liabilities	3,151,314	73,250
Unrealized gain(loss) on available-for-sale securities	(12,457)	24,319
Gain on change in derivative liability	–	(286,919)
Changes in operating assets and liabilities:
Due from Rose Petroleum	–	27,147
Prepaid expenses and other assets	(29,877)	(38,752)
Accounts payable and accrued liabilities	174,435	366,172
Accrued liabilities	220,787	–
Accrued interest	212,247	155,627
Net cash used in operating activities	(353,761)	(418,196)

Investing activities:
Purchase of plant, property and equipment	–	(15,760)
Payment for other assets	(25,000)	–
Payment of installment on El Dorado acquisition	(50,000)	(50,513)
Net cash used in investing activities	(75,000)	(66,273)

Financing activities:
Proceeds from advances from related parties	383,600	116,185
Proceeds from advances from third parties	42,500	–
Payments on advances from related parties	(116,521)	(71,037)
Payments of notes payable - related parties	–	(50,000)
Proceeds from convertible notes	100,000	95,000
Proceeds from sale of common stock	–	340,000
Proceeds from the exercise of warrants	30,000	120,000
Net cash provided by financing activities	439,579	550,148

Effect of foreign currency exchange	(8,153)	(63,986)

Net change in cash	2,665	1,693
Cash at beginning of period	4,862	421
Cash at end of period	$7,527	$2,114

Supplemental disclosure of cash flow information
Cash paid for interest	$–	$12,357
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Conversion of line of credit to common stock	$–	$100,000
Conversion of advances - related party to common stock	$–	$8,100
Conversion of accrued wages to common stock	$–	$90,000
Discount on convertible debt	$100,000	$–
Common stock issued for settlement of liabilities	$36,875	$–
Expenses paid by related party credit cards	$119,984	$–
Transfer of investment to related party for settlement of liabilities	$83,066	$–
Adoption of ASU 2016-01	$–	$8,518
Common stock issued for other assets	$–	$18,235
Preferred stock issued for settlement of liabilities	$2,420,873	$–
Conversion of convertible debt and accrued interest to common stock	$–	$139,200
Additions of assets under operating lease obligations	$6,968	$–
Reclassifications of derivative liability to additional paid-in capital	$–	$8,081

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

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2018.

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

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At September 30, 2019 we had a working capital deficit, we had not yet generated any significant revenues or achieved profitable operations and we have accumulated losses of $11,306,576. We expect to incur further losses in the development of our business, all of which raises substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

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

Magellan has concluded an agreement with Ingenieros Mineros, S.A. de C.V., the owner of the El Dorado mining concession giving the Company the right to acquire the concession by making staged six-monthly option payments over two years towards an end purchase price of $800,000 (plus 16% IVA). No royalties are payable. Magellan has the right to begin production during the term of the agreement. The Company has made the initial option payment of $50,000 (plus 16% IVA) during the year ended December 31, 2018. An additional $50,000 was paid during the nine months ended September 30, 2019. The Company’s next installment payment of $75,000 was due on August 15, 2019. The Company is negotiating an amendment to improve the terms of this agreement.

In addition, the Company entered into an agreement to purchase a comprehensive El Dorado data package including diamond drill core and technical information for a price of $120,000, payable in cash and Magellan common stock. As of December 31, 2018, $10,000 of cash and 20,261 shares of common stock, with an issuance day fair value of $18,235, have been issued. As of September 30, 2019, $40,000 in cash and $30,000 in stock is due and payable under this agreement in 2019.

At September 30, 2019 and December 31, 2018, our mineral rights and properties were $97,182 and $48,164 (after currency adjustment), respectively associated with our El Dorado project.

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

In August 2019, we renewed the BLM lode and mill site claims in La Paz County, Arizona with the Bureau of Land Management and these claims will remain in good standing through August 31, 2020. Additionally, in both August 2018 and 2019, we made advance minimum royalty payments of $10,000 to a third-party landowner on the Red Cloud lease, which includes the Red Cloud Patented claim and two BLM lode claims. We previously expanded the Arizona State Exploration Permit to approximately 334.85 acres on the Arizona State section that comprises part of our Silver District land package and are current on our obligations under this permit.

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

During the year ended December 31, 2018 the Company fully impaired its capitalized asset of $323,200 related to the Silver District project.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value at	Fair Value Measurement at September 30, 2019
	September 30, 2019	Level 1	Level 2	Level 3

Investment in Rio Silver equities	$–	$–	$–	$–

	Fair Value at	Fair Value Measurement at December 31, 2018
	December 31, 2018	Level 1	Level 2	Level 3

Investment in Rio Silver equities	$70,609	$70,609	$–	$–

The carrying values for cash and cash equivalents, prepaid assets, accounts payable and accrued liabilities, related party line of credit and notes payable approximate their fair value due to their short-term maturities.

A summary of the activity of the Investment in Rio Silver equities is shown below:

Balance December 31, 2018	$70,609
Change in fair value	12,457
Investment transferred to settle related party liabilities	(83,066)
Balance September 30, 2019	$–

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

On December 31, 2014, we again amended the credit agreement to increase the borrowing limit to $900,000 and extend the maturity date to December 31, 2015. As part of the 2014 amendment and the subsequent appointment of Dr. Pierce Carson as the President, CEO and Director of G+W effective June 1, 2015, we had pledged all of our 85% equity interest in G+W, which owned the Silver District properties, as security for all amounts outstanding under the credit agreement. In July 2016, we completed a share exchange with Dr. Carson to re-acquire the 15% interest in G+W, and therefore at December 31, 2017 our entire 100% interest in G+W remains pledged as security for outstanding amounts under this credit agreement.

On December 31, 2015 we again amended the credit agreement to increase the borrowing limit to $1,000,000 and extended the maturity date to December 31, 2016. Finally, on March 31, 2017 with an effective date of December 31, 2016 we again amended the credit agreement to extend the maturity date to December 31, 2018 and later extended to March 31, 2019. In April 2019 this credit facility was extended until December 31, 2019 in exchange for a fee equal to 2% of the outstanding balance. All other terms of the agreement were unchanged. The 2% fee of $17,500 was recorded as a debt discount and fully amortized with settlement of debt in September 2019.

During the year ended December 31, 2018, $20,000 was received under this agreement. During the same period Mr. Gibbs converted $100,000 of the outstanding balance on the line of credit into 100,000 shares of common stock at $1.00 per share.

In September 2019, the Company established a Series A Convertible Preferred Stock (“Series A Preferred Stock”) to convert debt by and between the Company. The Company authorized an aggregate 2,500,000 shares of Series A Preferred Stock to be issued. In September 2019, the Company established a Series A Convertible Preferred Stock to convert debt by and between the Company.

At September 30,2019, the Company issued shares of Series A Preferred Stock with a stated value of $1,174,188 to settle the outstanding line of credit balance including accrued interest. See Note 9.

The outstanding balance under the line of credit was $0 at September 30, 2019 and $852,500 at December 31, 2018. In addition, a total of $0 and $265,876 of interest has been accrued on this obligation and is included in accrued interest - related parties on the accompanying consolidated balance sheets at September 30, 2019 and December 31, 2018, respectively.

Note 6 – Notes Payable – Related Parties

In August 2011, we entered into an unsecured loan from John Power, the Company’s Director, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and is payable on demand with thirty days’ notice from the lender. During 2014, the Company made payments totaling $5,000 to pay down the principal balance of the note. Effective December 31, 2017, the interest rate on the note increased to 12% per annum. At both September 30, 2019 and December 31, 2018, the note balance was $15,000. At September 30, 2019 and December 31, 2018, accrued interest totaling $0 and $1,800, respectively, is included in Accrued interest – related parties on the accompanying consolidated balance sheets.

In January 2014, we entered into an additional unsecured loan from Mr. Power, evidenced by a $50,000 promissory note. The promissory note bears interest at 6.75% per annum and is payable on demand with thirty days’ notice from the lender. Effective December 31, 2017, the interest rate on the note increased to 12% per annum. At September 30, 2019 and December 31, 2018, accrued interest totaling $0 and $6,000, respectively, is included in Accrued interest – related parties on the accompanying consolidated balance sheets. At both September 30, 2019 and December 31, 2018, the note balance was $0 and $50,000, respectively.

On May 31, 2017 we entered into three short-term notes with Mr. Gibbs, Dr. Carson and Mr. Power in the principal amounts of $100,000, $25,000 and $25,000, respectively. The notes bear interest at 6% and matured on November 15, 2017. The note balances were subsequently rolled into the Series 2017 Notes. A total of $752 and $3,760 of interest is accrued on these notes as of September 30, 2019 and December 31, 2018, respectively.

On June 30, 2017 we entered into an additional secured loan for advances from Mr. Power and evidenced by a $125,000 promissory note. The promissory note bore interest at 6% per annum and matured on December 31, 2017 and was settled in September 2019. Effective December 31, 2017, the interest rate on the note increased to 12% per annum. The note was collateralized by our investment in Rio Silver shares and warrants. At September 30, 2019 and December 31, 2018, the note balance was $0 and $125,000, respectively. A total of $0 and $15,000 of interest is accrued on these notes as of September 30,2019 and December 31, 2018, respectively and is included in accrued interest – related parties on the accompanying consolidated balance sheets.

On November 30, 2017 we entered into a series of secured promissory notes (“Series 2017 Notes”) with both related and unrelated parties in the aggregate amount of $1,155,000, including financing fees of $105,000 recorded as a discount to the notes. During the nine months ended September 30, 2019, a total of $57,750 of additional fees were added to the principal amount and recorded as a discount to the notes related of an extension of the maturity date to December 31, 2019. Of the additional fees $52,250 was related to the related party portion of these notes and $5,500 was related to their third party portion. The balance on these notes, net of discount of $18,071 was $1,051,304 as of September 30, 2019. During the nine months ended September 30,2019, $39,679 of debt discount related to the above notes was amortized to interest expense. The notes are secured by a stock pledge agreement covering 100% of the outstanding common stock of Magellan Acquisition Corporation, bear interest at 10%.

The total of portion of the Series 2017 Notes from related parties totaled $1,045,000, including financing fees of $95,000 recorded as discount to the notes. Mr. Gibbs, Dr. Carson, and Mr. Power transferred $100,000, $25,000, and $25,000, respectively, from the May 31, 2017 short term related party notes into the Series 2017 Notes. As of September 30, 2019 the balance on the Series 2017 Notes from related parties, net of unamortized discount of $16,350, is $937,525, with accrued interest of $5,117.

At September 30,2019, the Company issued shares of Series A Preferred Stock with a stated value of $332,686 to partially settle the Series 2017 Notes balance including accrued interest. See Note 9.

Bridge Note Offering

In October 2018 the Company sold $160,700 of Series 2018 36% Unsecured Promissory Notes (“Notes”) (“Bridge Note Offering”) to Mr. Gibbs and Mr. Power. The purchase price of the Note is equal to the principal amount of the Note. The Maturity Date of the Notes was December 31, 2018. During the year ended December 31, 2018, $10,700 was repaid to Mr. Power leaving a balance of $0. As of September 30, 2019, the portion funded by Mr. Gibbs of $0 remained outstanding, with accrued interest of $0 outstanding. On January 18, 2019, the Note was extended until March 31, 2019 after which it was in default.

At September 30,2019, the Company issued shares of Series A Preferred Stock with a stated value of $201,337 to settle the Bridge Note Offering balance including accrued interest. See Note 9.

Advances – related party

During the first nine months of 2019 Mr. Gibbs and Mr. Power advanced $277,000 and $106,600 to the Company, respectively. Mr. Power also paid expenses using his personal credit card on behalf of the Company of $130,984, and the Company made repayments to Mr. Power and/or his credit card of $116,521. Amounts due to Mr. Powers related to expense paid on behalf of the Company was $66,377 and $24,764 as of September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019, the Company issued shares of Series A Preferred Stock with a stated value of $345,450 to partially settle related party advances from Mr. Gibbs and Mr. Powers including accrued interest. See Note 9.

Note 7 – Notes payable

During the nine months ended September 30, 2019, $42,500 was received from third parties with the intention to convert to a note payable of which the terms are still being finalized.

As discussed in Note 6 – Notes Payable – Related Parties, on November 30, 2017 we entered into a series of secured promissory notes (“Series 2017 Notes”) with both related and unrelated parties in the aggregate amount of $1,155,000, including financing fees of $105,000 recorded as a discount to the notes.

The total of portion of the Series 2017 Notes from non-related parties totaled $110,000, including financing fees of $10,000 recorded as discount to the notes. The note maturity date was extended to December 31, 2019 in exchange for an increase in the principal balance of $5,500. As of September 30, 2019 the balance on the notes from non-related parties, net of unamortized discount of $1,721, is $113,779 with accrued interest of $20,466. As of December 31, 2018, the balance on the notes from non-related parties, net of unamortized discount of $0 was $110,000 with accrued interest of $11,934.

Note 8 – Convertible Notes Payable

Series 2018A and 2018B 10% Unsecured Convertible Notes

In the quarter ended December 31, 2018, the Company sold $205,000 of Series 2018A and $150,000 of Series B 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series A and Series B Notes are convertible into shares of Common Stock at a conversion price of $1.00 and $1.25, respectively, during the life of the Note. The Company evaluated the conversion option and concluded it was not required to be bifurcated as a derivative. The Company also concluded that no beneficial conversion feature was present at issuance. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes matured twelve (12) months from the date of issue but were extended at the option of the Company for an additional one (1) year. Within thirty (30) days following the closing of an offering, the Company has agreed to prepare and file a Registration Statement on Form S-1 registering the resale of the shares of Common Stock issuable upon conversion of the Notes. Of the Series A issuance, $150,000 was sold to a related party, Mr. Gibbs. As of September 30, 2019, the balance due under the Series 2018A and 2018B notes is $205,000 in principal and $15,951 in accrued interest.

At September 30,2019, the Company issued shares of Series A Preferred Stock with a stated value of $164,918 to settle the Series A note sold to Mr. Gibbs including accrued interest. See Note 9.

Series 2019A 10% Unsecured Convertible Notes

In the quarter ended September 30, 2019, the Company sold $100,000 of Series 2019A 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series 2019A Notes are convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The lenders were issued 100,000 common stock warrants with an exercise price of $2.00 per share. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in August 2019. The $100,000 debt discount is amortized over the term of the loan. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes mature twelve (12) months from the date of issue. The maturity date can be extended at the option of the Company for an additional one (1) year. Amortization expense of $12,773 was recognized during the nine months ended September 31, 2019. As of September 30, 2019, the balance due under these notes net of unamortized discount of $87,227, is $12,773, with accrued interest of $1,281.

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

During the nine months ended September 30, 2019, the Company raised $30,000 through the sale of 30,000 Units at a price of $1.00 per Unit. Each unit consists of one share of common stock and four common stock warrants. Two of the warrants expire on May 8, 2019 and are exercisable at $2.00. The other two warrants expire on August 8, 2019 and are exercisable at $3.00. The warrants expiring on May 8, 2019 were extended until May 28, 2019 and the exercise price was reduced to $1.00 per share. On July 31, 2019 all of the stock warrants were extended until October 31, 2019.

Effective July 24, 2018, the Company and W. Pierce Carson executed a Restricted Stock Award Agreement pursuant to which the Company granted to Carson a restricted stock award consisting of 80,000 shares of Common Stock, valued at $1.00 per share. 20,000 of the shares vested upon closing of the El Dorado agreement and were issued, and the remaining 60,000 shares are subject to ratable vesting over an 18-month period. During the nine months ended September 30, 2019 the Company issued 20,000 of these shares and recognized expense of $10,000 related to this issuance. Mr. Carson resigned effective June 1, 2019 and no further issuances under this agreement are expected.

In January 2019, 40,000 shares were issued for services rendered pursuant to an investor relations agreement. The shares were valued at $1.10, the closing price of the Company’s stock on December 31, 2018. The services will be provided over a two year service period. During the nine months ended September 30, 2019 the Company recognized $11,000 of expense related to these shares.

In March 2019, the Company entered into an agreement to issue 5,000 shares for services. These shares were issued in April 2019. The Company recognized expense of $14,000 during the nine months ended September 30, 2019 related to this agreement.

The Company also agreed to issue 2,000 shares for services rendered during the nine months ended September 30, 2019. The Company recognized expense of $5,600 related to this commitment, and the shares were issued in April 2019.

In January 2019 the Company issued Mr. Martinez 14,118 shares in settlement of liabilities for services provided in 2018 of $24,000.

During the nine months ended September 30, 2019, the Company also issued 7,574 shares in settlement of other liabilities of $12,875 resulting in a loss on settlement of $758.

During the nine months ended September 30, 2019 Mr. Gibbs was issued 30,594 and Mr. Powers was issued 14,965 shares of common stock related to the price protection feature which expired in 2018.

In April 2019, the Company entered into an investor relations agreement and issued a total of 100,000 shares in exchange for a 6 month service period. During the nine months ended September 30, 2019 the Company recognized $200,000 of expense related to these shares.

In May 2019, the Company issued 70,000 shares to consultants in satisfaction for services rendered in 2019. During the nine months ended September 30, 2019 the Company recognized $122,500 of expense related to these shares.

In September 2019, the Company established a Series A Convertible Preferred Stock (“Series A Preferred”) and authorized an aggregate of 2,500,00 shares with a par value of $0.001 per share and a stated value of $10.00 per share. During the nine months ended, the Company issued a total 242,269 shares of preferred stock. At the time of issuance, the fair value of the Preferred Shares was determined to be $5,572,187 based on the fair value of the common shares to which the Preferred Shares are convertible into. The Series A Preferred Shares issued will carry a $2.45 million liquidation preference, subject to adjustments, be convertible into common stock at $1.00 per share and bear a 10% annual dividend payable in kind at the option of the Company.

A summary of the settlement of liabilities is below:

Liabilities Settled
Line of credit - related party	$869,550
Notes payable - related parties	483,375
Convertible note payable - related party	150,000
Accrued interest - related parties	603,064
Advances payable, related parties	345,150
Accrued liabilities	52,800
Total liabilities settled	2,503,939

Consideration Paid
Preferred shares - Fair Value	5,572,187
Investment in Rio Silver Equities	83,066
Loss on settlement of liabilities	$(3,151,314)

Stock Options and the 2017 Equity Incentive Plan:

Under the 2017 Equity Incentive Plan, the Company is authorized to grant rights to acquire up to a maximum of 200,000 shares of common stock. The 2017 Plan provides for the grant of (1) both incentive and nonstatutory stock options, (2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights. As of September 30, 2019 the Company had 128,000 shares available for future grant.

Stock option activity within the 2017 Equity Incentive Plan and warrant activity outside the plan, for the nine months ended September 30, 2019 is as follows:

	Stock Options		Stock Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	72,000	$2.00	480,000	$2.00
Granted	–	–	220,000	2.00
Cancelled	–	–	–	–
Expired	–	–	–	–
Exercised	–	–	–	–
Outstanding at September 30, 2019	72,000	$2.00	700,000	$2.00
Exercisable at September 30, 2019	72,000	$2.00	700,000	$2.00

As of September 30, 2019 the outstanding stock options have a weighted average remaining term of 8.08 years and $21,600 intrinsic value, and the outstanding stock warrants have a weighted average remaining term of 0.20 years and an intrinsic value of $420,000.

In April 2019, the maturity date for 300,000 of the stock warrants was extended to May 28, 2019 and the exercise price was reduced from $2.00 per share down to $1.00 per share. On May 28, 2019, the stock warrants were extended to October 31, 2019.

Note 10 - Commitments and Contingencies

Mining Claims

As part of our acquisition of the Silver District properties from Columbus Exploration, we assumed the Red Cloud lease whose initial term expires in August 2026. The lease requires annual advance minimum royalty payments of $10,000 through the term of the lease due on the annual anniversary of the agreement. The lease is also subject to a 2% net production royalty to be paid to the lessor from the sale of precious metals extracted from the leased property. In order to maintain the BLM lode and mill site claims, annual payments are required before the end of August of each year. Payments are also due annually on two patented claims we leased in July 2015 and on our Arizona State Minerals Exploration Permit. As of September 30, 2019, all of these claims and leases are in good standing.

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

The Company recognized operating lease cost of $633 and $1,964 during the three and nine months ended September 30, 2019. The Company had right-of-use assets of $5,787 (included in long-term prepaid expenses and other assets on the consolidated balance sheet) and right-of-use liabilities of $4,794 (included in accrued liabilities and other long term liabilities on the consolidated balance sheet) as of September 30, 2019. The Company had operating cash flows related to these leases of $2,080 for the nine months ended September 30, 2019. The Company’s operating leases had a weighted average estimated incremental borrowing rate of 15% and a weighted average remaining term of 6.2 years as of September 30, 2019.

The following table provides the maturities of lease liabilities and have been translated to US dollars using an exchange rate at September 30, 2019 of 19.73 MX pesos to US dollars:

Maturity of Lease Liabilities at September 30, 2019
2019	$–
2020	1,267
2021	1,267
2022	1,267
2023	1,267
2024 and thereafter	2,534
Total future undiscounted lease payments	7,602
Less: Interest	(2,808)
Present value of lease liabilities	$4,794

Future minimum lease payments for operating leases accounted for under ASC 840, "Leases," with remaining non-cancelable terms in excess of one year at December 31, 2018 were as follows:

Minimum Lease Commitments at December 31, 2018
2019	$2,036
2020	1,272
2021	1,272
2022	1,272
2023	3,817
Total	$9,669

Note 11 – Executive Employment Agreement

On June 1, 2016 we executed an employment agreement with Dr. Carson in which he assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The agreement also provided that Dr. Carson be appointed a Director of Magellan Gold Corporation, and effective June 30, 2016, Dr. Carson was appointed a Director of Magellan. The term of the agreement covered the period from June 1, 2016 to May 31, 2017 and is subject to annual renewal. The agreement had subsequently been renewed each year and was effective from June 1, 2018 to May 31, 2019, with all terms of the original agreement remaining unchanged. This agreement was not renewed on June 1, 2019.

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

In June 2019, Dr. Carson resigned as the President and Chief Executive Officer of Magellan Gold Corporation. Dr. Carson also resigned from all other positions with the Company and its affiliates and subsidiaries

At September 30, 2019 a total of $110,000 and $18,469 of salary and associated payroll tax obligations, respectively, is accrued in connection with the agreement and included in accrued liabilities on the accompanying consolidated balance sheets.

Effective June 1, 2019, the Company and David E. Drips, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Drips, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 10,000 units for each month of service. The units will vest upon successful completion of a $1.25 million financing on or before November 30, 2019. Upon settlement if the common stock is less than $1.50 addition shares will be issued such that each month of service will have a value of $15,000. As of September 30, 2019, $92,000 has been accrued under this arrangement.

Effective June 1, 2019, the Company and Frank Pastorino, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Pastorino, in consideration of services to be rendered as COO, restricted stock units consisting of 8,333 units for each month of service. The units will vest upon successful completion of a $1.25 million financing on or before November 30, 2019. Upon settlement if the common stock is less than $1.50 addition shares will be issued such that each month of service will have a value of $12,500. On September 23,2019, Mr. Pastorino resigned as COO of the Company. As of September 30, 2019, the accruals under this arrangement have been reversed.

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

Management Fees

At September 30, 2019 and December 31, 2018, $0 and $27,500 of fees were due to Mr. Power for prior services and are included in accrued liabilities on the accompanying consolidated balance sheets. In September 2019, the Company settled the management fees due to Mr. Power as disclosed in Note 9.

At September 30, 2019 and December 31, 2018, $7,000 and $28,000 of fees were due to Mr. Martinez and are included in accrued liabilities on the accompanying consolidated balance sheets.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	September 30, 2019	December 31, 2018
Accrued interest payable - Mr. Gibbs	$–	$340,218
Accrued interest payable - Mr. Power	–	76,504
Accrued interest payable - Dr. Carson	5,869	3,736
	$5,869	$420,458

Other

The Company entered into a verbal agreement with Ms. Seijas de Drips, the CEO’s spouse, for consulting services specifically related to the Company’s operations in Mexico, from July through December 2019 for $5,000 per month.

Note 13 – Subsequent Events

On October 16, 2019, the Company entered into an Option to Purchase Agreement with Golden Minerals Company, (“GMC”), and its wholly-owned subsidiary, Minera de Cordilleras, S. de R.L. de C.V. (“GMC Mexico”), whereby the Company, through Magellan Mexico has acquired from GMC, through GMC Mexico, an exclusive option to purchase GMC Mexico’s interest in concessions and related rights to its Santa Maria property in Mexico. The Company has 150 days to complete due diligence, secure funding and enter into a definitive agreement. The terms of the option agreement require $1,000,000 to be paid at closing plus a royalty on all production from the property. After the definitive agreement is signed the Company will have one year to bring the property into production. The royalty rate of 6.5% will decrease to 3.0% after $3,000,000 of royalties are paid.

The Company has extended the expiration date of its outstanding 300,000 “A” warrants and 300,000 “B” warrants until October 31, 2019.

Subsequent to September 30, 2019, Mr. Gibbs and Mr. Power has made advances of $40,000 and $20,625, respectively.

On October 1, 2019, the Company sold a 10% Unsecured Convertible Note for $145,978 due on demand to settle accounts payable. The purchase price of the 10% Unsecured Convertible Note is equal to the principal amount of the Note. The 10% Unsecured Convertible Note is convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital in October 2019. The debt discount will be amortized over the term of the loan. The 10% Unsecured Convertible Note will accrue interest at the rate of 10% per annum payable quarterly, accruing from the date of issuance.

In October 2019, the Company issued 25,000 shares of common stock for the settlement of liabilities related to the Toll Milling agreement in the amount of $17,777. In addition, the Company issued 100,000 warrants exercisable for a period of twelve months at an exercise price of $2.00 per share.

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

On September 30, 2014, we formed and organized a new wholly-owned subsidiary, Gulf + Western Industries, Inc., a Nevada corporation (“Gulf+Western” or “G+W”), to own our Silver District mining interests. On October 1, 2014 we completed the transfer of those assets from Magellan to G+W. At the time of the transfer, Magellan owned all the outstanding common stock of G+W. Effective December 31, 2014, Magellan pledged all its ownership interest in G+W to Mr. John D. Gibbs, a significant shareholder in the Company, as security for outstanding amounts under a line of credit agreement between Magellan and Mr. Gibbs. During the nine months ended September 30, 2019, the total amount owed under the credit agreement of $1,160,955, which includes $869,550 of principal and $291,405 of accrued interest, was settled with the issuance Series A Preferred Stock.

On October 24, 2016, the Company entered into a Mining Option Agreement (“Agreement”) between and among Rio Silver Inc., a Canadian company (“Rio Silver”), Minera Rio Plata S.A.C., a Peruvian company and subsidiary of Rio Silver (“Minera”), and Magellan Gold Peru S.A.C., a Peruvian company and wholly owned subsidiary of the Company (“Magellan Peru”) pursuant to which Rio Silver through Minera, granted to the Company the sole and exclusive option to acquire an undivided 50% interest in and to property located in central Peru. Effective December 31, 2017, the Company agreed with Rio Silver to terminate the option agreement, thereby terminating the Company’s option to earn an interest in the Niñobamba Silver/Gold Project. The Company retained its ownership of Rio Silver stock, which have been pledged to secure a $125,000 loan from John Power. At September 30,2019, the Company transferred ownership of Rio Silver stock to John Power for various liabilities which is discussed in detail in the footnotes.

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

Magellan has concluded an agreement with Ingenieros Mineros, S.A. de C.V., the owner of the El Dorado mining concession giving the Company the right to acquire the concession by making staged six-monthly option payments over two years towards an end purchase price of $800,000 (plus 16% IVA). No royalties are payable. Magellan has the right to begin production during the term of the agreement. The Company has made the initial option payment of $50,000 (plus 16% IVA) plus an additional $50,000 during the nine months ended September 30, 2019. The Company’s next installment payment of $75,000 was due on August 15, 2019. The Company is negotiating an amendment to improve the terms of this agreement. In addition, Magellan has agreed with a TSX.V-listed company to purchase a comprehensive El Dorado data package including diamond drill core and technical information for a price of $120,000, payable in cash and Magellan common stock.

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

Results of Operations for the three months Ended September 30, 2019 and 2018

	Three months ended September 30,
	2019	2018
Revenues, net	$–	$2,418

Operating costs and expenses:
Cost of sales	95,529	90,336
Exploration costs	10,000	10,000
General and administrative expenses	353,858	243,359
Depreciation and amortization	30,300	30,678

Total operating costs and expenses	489,687	374,373

Operating loss	(489,687)	(371,955)

Other income (expense):
Interest expense	(116,981)	(83,490)
Foreign currency exchange gain	304	2,819
Loss on extinguishment of debt	(3,151,314)	–
Unrealized gain on available-for-sale securities	9,735	1,557

Net loss	$(3,747,943)	$(451,069)

Revenues

During the three months ended September 30, 2019 our total revenues were $0 as compared to $2,418 during the same period in 2018. Revenue for 2018 were generated from the sale of tailings left from operations prior to our acquisition of the SDA Mill.

Operating expenses

During the three months ended September 30, 2019, our total operating cost and expenses were $489,687 as compared to $374,373 during the three months ended September 30, 2018.

During the three months ended September 30, 2019 our total cost of sales were $95,529 as compared to $90,336 during the same period in 2018. Cost of sales were comprised primarily of labor and benefits, utilities and supplies.

During the three months ended September 30, 2019 we incurred $10,000 of exploration costs as compared to $10,000 during the same period in 2018. Exploration costs comprised of professional geologic fees associated with our Silver District claims.

General and administrative expenses for the three months ended September 30, 2019 total $353,858 as compared to $243,359 for the three months ended September 30, 2018. The $110,499 increase is primarily associated with increases in accounting and audit fees, investor relations and other administrative costs.

On June 1, 2016 we executed an employment agreement with Dr. Pierce Carson in which Dr. Carson assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The term of the agreement covered the period from June 1, 2016 to May 31, 2017. On June 1, 2017, Dr. Carson and the Company agreed to extend the agreement to May 31, 2018 under the same terms and conditions. During the term of the agreement, Dr. Carson was paid a base salary in equal semi-monthly installments. Dr. Carson’s salary was set at $6,667 per month during the three-month period from June 1, 2016 through August 31, 2016, and thereafter at $10,000 per month. During the three months ended September 30, 2019 and 2018, salary and payroll expense totaled $0 and $32,760, respectively. Dr. Carson resigned on June 1, 2019.

Other income (expenses)

Interest expense for the three months ended September 30, 2019 and 2018 totaled $116,981 and $83,490, respectively. Interest expense for the current period is attributable primarily to our amortization of debt discount, related party line of credit, related party notes payable, notes payable, related party convertible notes and convertible notes.

Loss on debt extinguishment of for the three months ended September 30, 2019 and 2018 totaled $3,151,314 and $0, respectively. Loss on debt extinguishment for the current period is attributable to the settlement of debt which is discussed in detail in the footnotes.

Results of Operations for the nine months Ended September 30, 2019 and 2018

	Nine months ended September 30,
	2019	2018
Revenues, net	$32,500	$125,247

Operating costs and expenses:
Cost of sales	264,174	344,538
Exploration costs	10,000	20,035
General and administrative expenses	838,830	668,689
Depreciation and amortization	91,740	91,703

Total operating costs and expenses	1,204,744	1,124,965

Operating loss	(1,172,244)	(999,718)

Other income (expense):
Interest expense	(287,012)	(561,440)
Foreign currency exchange gain (loss)	(1,939)	3,162
Loss on extinguishment of debt	(3,151,314)	(73,250)
Gain on change in derivative liability	–	286,919
Unrealized gain (loss) on available-for-sale securities	12,457	(24,319)

Net loss	$(4,600,052)	$(1,368,646)

Revenues

During the nine months ended September 30, 2019 our total revenues were $32,500 as compared to $125,247 during the same period in 2018. Revenues for 2018 were generated from the sale of tailings left from operations prior to our acquisition of the SDA Mill.

Operating expenses

During the nine months ended September 30, 2019, our total operating costs and expenses were $1,204,744 as compared to $1,124,965 during the nine months ended September 30, 2018.

During the nine months ended September 30, 2019 our total cost of sales were $264,174 as compared to $344,538   during the same period in 2018. Cost of sales were comprised primarily of labor and benefits, equipment depreciation, utilities and supplies.

During the nine months ended September 30, 2019 we incurred $10,000 of exploration costs as compared to $20,035 in 2018. Exploration costs for the nine months ended September 30, 2019 and 2018 were comprised of professional geologic fees associated with our Silver District claims.

General and administrative expenses for the nine months ended September 30, 2019 totaling $838,830 as compared to $668,689 for the nine months ended September 30, 2018. The $170,141 increase is primarily associated with increases in accounting and audit fees, officer compensation, investor relations, administrative services and other costs which were offset by decreases in legal fees. For the nine months ended September 30, 2019, administrative expenses were comprised of investor relations fees of $339,655, officer compensation and payroll taxes of $160,599, accounting and auditing fees of $157,553, legal fees of $44,748, and other administrative costs including travel, office, facility rents, and other expenses associated with our operations of the SDA Mill totaling $136,275.

For the nine months ended September 30, 2018, administrative expenses were comprised of investor relations fees of $155,881, officer compensation and payroll taxes of $155,982, accounting and auditing fees of $139,655, legal fees of $59,934, and other administrative costs including travel, office, facility rents, and other expenses associated with our operations of the SDA Mill totaling $157,237.

On June 1, 2016 we executed an employment agreement with Dr. Carson in which he assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The term of the agreement covered the period from June 1, 2016 to May 31, 2017, subject to annual renewal. The agreement had subsequently been renewed each year and was effective from June 1, 2018 to May 31, 2019, with all terms of the original agreement remaining unchanged. A total of $54,599 and $98,315 representing Dr. Carson’s base salary and applicable payroll taxes was expensed and is included in general and administrative expenses for the nine months ended September 30, 2019 and 2018, respectively. Dr. Carson resigned on June 1, 2019.

Other income (expenses)

Interest expense for the nine months ended September 30, 2019 and 2018 totaled $287,012 and $561,440, respectively. Interest expense for the current period is attributable primarily to our amortization of debt discount, related party line of credit, related party notes payable, notes payable and convertible notes.

Loss on debt extinguishment of for the nine months ended September 30, 2019 and 2018 totaled $3,151,314 and $73,250, respectively. Loss on debt extinguishment for the current period is attributable to the settlement of debt which is discussed in detail in the footnotes. In addition, a gain on derivative liability of $286,919 during the nine months ended September 30, 2018.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At September 30, 2019, we had not yet generated sufficient revenues or achieved profitable operations and we have accumulated losses of $11,306,576. We expect to incur further losses in the development of our business, all of which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

We have amended our credit agreement with Mr. Gibbs, a related party, on multiple occasions with the most recent amendment extending the maturity date for the line of credit to December 31, 2019. As of September 30, 2019, the outstanding principle and interest were converted into preferred stock.

During the nine months ended September 30, 2019, the Company raised $30,000 through the sale of 30,000 units at a price of $1.00 per unit. Each unit consists of one share of common stock and four common stock warrants. Two of the warrants expire on May 8, 2019 and are exercisable at $2.00. The other two warrants expire on August 8, 2019 and are exercisable at $3.00. In April 2019 the warrants expiring on May 8, 2019 were extended until May 28, 2019 and the exercise price was reduced to $1.00 per share. As of May 31, 2019 these warrants were extended to July 31, 2019. On July 31, 2019, these warrants were extended to October 31, 2019.

Additionally, the Company received $426,100 of proceeds from advances from related and third parties, of which $345,450 was settled with the issuance Series A Preferred Stock in September 2019.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock but cannot assure that any future financings will occur.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(353,761)	$(418,196)
Net cash used in investing activities	(75,000)	(66,273)
Net cash provided by financing activities	439,579	550,148
Effect of foreign currency exchange	(8,153)	(63,986)

Net change in cash	2,665	1,693
Cash beginning of period	4,862	421
Cash end of period	$7,527	$2,114

At September 30, 2019, we had $7,527 in cash and a $2,307,773 working capital deficit. This compares to cash of $4,862 and a working capital deficit of $3,788,972 at December 31, 2018.

Net cash used in operating activities during the nine months ended September 30, 2019 was $353,761 and was mainly comprised of our $4,600,052 net loss during the period, adjusted by a loss on extinguishment of liabilities, non-cash charges of $368,600 of stock compensation, depreciation expense of $91,740 and accounts payable, accrued liabilities and interest of $607,469.

During the nine months ended September 30, 2019, our net cash used in investing activities was $75,000 which was due to a $50,000 payment on the El Dorado gold-silver property and a $25,000 payment on the data package to support the El Dorado property.

During the nine months ended September 30, 2019, net cash provided by financing activities was $439,579 comprised of the sale of stock and warrants of $30,000, related and third party advances of $426,100 and payments on advances from related parties of $116,521.

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

Concentrations of Credit Risk

Our financial instruments which potentially subject us to credit risk are our cash. We maintain our cash at reputable financial institutions and currently, we are not exposed to significant credit risk.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any abandonment or impairment losses. Proven and probable reserves have not been established for mineral rights as of September 30, 2019. At September 30, 2019, mineral rights totaling $97,182 were net of $441,057 of cumulative impairment and abandonment charges. No impairment charges were recognized for either of the nine months ended September 30, 2019 or 2018.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements and the effect of net operating losses based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At September 30, 2019, the Company had no uncertain tax positions.

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the nine months ended September 30, 2019 and 2018, potential common shares associated with convertible notes payable and outstanding warrants to purchase common stock have been omitted from the net loss per common share computation as they are anti-dilutive due to the net loss for these periods.

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

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to management, including David E. Drips, our President, and John Power, our Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

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

Dated: November 14, 2019

MAGELLAN GOLD CORPORATION

By: /s/ David E. Drips

David E. Drips

President, Chief Executive Officer

(Principal Executive Officer)

By: /s/ John C. Power

John C. Power

Interim Chief Financial Officer

(Principal Accounting Officer)

