Form 10-K
period 2019-12-31
MAGELLAN GOLD Corp
filed 2020-05-28
CIK 1515317

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-54658

              MAGELLAN GOLD CORPORATION
(Name of Registrant in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-3566922 I.R.S. Employer Identification Number

2010A Harbison Dr., #312 Vacaville, CA 95687
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:   (707) 291-6198

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

The aggregate market value of the 1,654,671 shares of voting and non-voting common equity held by non-affiliates of the Company calculated by taking the last sales price of the Company's common stock of $1.90 on June 28, 2019 was $3,143,873.

The number of shares outstanding of the registrant’s common stock, as of May 27, 2020 is 3,651,042.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K ( e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes:

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

Silver District, La Paz County, Arizona

In August 2012, we entered into an Option Agreement with Columbus Silver (US) Corporation (“Columbus”) to purchase “The Silver District Claims” consisting of 85 unpatented lode mining claims, 4 patented lode claims, an Arizona State Exploration Permit of 154.66 acres and 23 unpatented mill site claims, totaling over 2,000 acres in La Paz County, Arizona. The underlying claims are subject to third party lease and or purchase obligations and net smelter royalties of varying percentages. In June and July 2013, Magellan staked 9 additional unpatented lode mining claims in the Silver District adjacent to the land package under option from Columbus; the Company currently retains 2 of these original 9 claims. Effective September 29, 2014, we entered into a Purchase Agreement with Columbus Silver (US) Corporation, a wholly-owned subsidiary of Columbus Exploration Corporation to purchase the patented and unpatented mining claims that had been covered by the Option Agreement. The Purchase Agreement superseded the Option Agreement and conveyed the Silver District Claims to the Company. In consideration of the Silver District Claims, we made a one-time payment to Columbus in the amount of $100,000. Following our purchase of the Silver District Claims, we formed a new wholly-owned subsidiary “Gulf + Western Industries, Inc.” (“Gulf + Western”) and transferred our interest in the Silver District Claims to Gulf + Western.

In November 2015 we were granted a new Arizona State Exploration Permit that effectively increases the size of our exploration permit in the Silver District from 154.66 acres to 334.85 acres.

The Company continues to pursue the Silver District property but fully impaired the capitalized value of $323,200 during the year ended December 31, 2018.

In January 2020, the Company and NV Gold Corporation (“NVX”) and its wholly-owned subsidiary NV Gold Corporation (USA) (“NV Gold”) entered into a binding letter of intent (“LOI”), whereby NV Gold has the exclusive right to purchase an undivided 100% right, title and interest in and to the Silver District Property and the Property Data in consideration of NV Gold completing certain payments and work commitments.

In January 2020, NVX accepted the terms of the LOI and paid the Company $25,000. NVX did not exercise their option on May 11, 2020 and Magellan retained the $25,000 option payment as liquidated damages.

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

Magellan has concluded an agreement with Ingenieros Mineros, S.A. de C.V., the owner of the El Dorado mining concession giving the Company the right to acquire the concession by making staged six-monthly option payments over two years towards an end purchase price of $800,000 (plus 16% IVA). No royalties are payable. Magellan has the right to begin production during the term of the agreement. The Company has made the initial option payment of $50,000 (plus 16% IVA) during the year ended December 31, 2018. An additional $60,500 was paid during the year ended December 31, 2019. The Company’s next installment payment of $75,000 was due on August 15, 2019. The Company negotiated a new agreement in January 2020 to replace the prior agreement. The $75,000 payment that was due on August 15, 2019 is no longer due. The Company is now obligated to pay $20,000 in 2020 and $25,000 in 2021 and a 3.5% Net Smelter Return (“NSR”) on any production from the concession. The Company is current on its obligations under this new agreement.

Effective March 31, 2020 Magellan Gold Corporation, a Nevada corporation (the “Company”) entered into an Agreement to Accept Collateral in Full Satisfaction of Obligations (the “Agreement”) with certain holders of Promissory Notes (the “Lenders”) due December 31, 2019 (the “Notes”) in the aggregate principal amount of $1.05 million. The Company is indebted under the Notes to the Lenders and the Company’s obligations to the Lenders are secured by a Stock Pledge and Security Agreement covering 100 shares of common stock of Magellan Acquisition Corporation and one (1) share of Minerales Vane 2 S.A. de CV (“MV2”) (the “Collateral”) held under a Collateral Agent Agreement. Magellan Acquisition Corp. and MV2 own the SDA Mill and El Dorado prospect in Nayarit, Mexico. The Notes matured on December 31, 2019 an remain unpaid and in default. The Lenders have accelerated the Company’s indebtedness. Pursuant to terms set forth in the Agreement, the Lenders have agreed to accept the Collateral in full satisfaction of the Notes and unconditionally and irrevocably waive any entitlement or right to receive payment of (i) the initial 10% Financing Fee included in the principal amount of the Notes, (ii) the 5% Rollover Fee agreed to in an Allonge and Modification Agreement. The effective date of the Agreement was March 31, 2020.

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

SILVER GLANCE Patented Mining Claim – MS 246 Parcel #301-34-001 La Paz Co. Assessor

(Subject to lease agreement; title to be perfected)

MENDIVIL Patented Mining Claim – MS 279 Parcel #301-33-002 La Paz Co. Assessor

(Subject to lease agreement; title to be perfected)

Arizona State Exploration Permit

Arizona State Exploration Permit #08-118475 - GRANTED December 2, 2015; 334.85 acres+/-

Silver District Unpatented Mining Claims

Plata No. 1(3 rd am.)	AMC# 44189 (subject to lease agreement)
Plata No. 2(2 nd am.)	AMC# 44190 (subject to lease agreement)
POP #1 (2dAm.)	AMC# 43990
POP #2 (2d Am.)	AMC# 43991
POP #3 (2d Am)	AMC# 43992
POP #4 (2d Am)	AMC# 43993
POP #5 (2d Am)	AMC# 43994
POP #6 (2d Am)	AMC# 43995
POP #7 (2d Am)	AMC# 43996
POP #8 (2d Am)	AMC# 43997
POP #9 (2d Am)	AMC# 43998
POP #10 (2d Am)	AMC# 43999
POP #11 (2d Am)	AMC# 44000
POP #13 (2dAm)	AMC# 44002
POP #14 (2dAm)	AMC# 44003
POP #15 (2dAm)	AMC# 44004
POP #16 (2dAm)	AMC# 44005
POP #17 (Am)	AMC# 44006
POP #19 (Am)	AMC# 44008
POP #21 (Am)	AMC# 44010
POP #22 (Am)	AMC# 44011

POP #24 (2d Am	AMC# 44013
POP #25 (2d Am	AMC# 44014
POP #26 (2d Am	AMC# 44015
POP #27 (2d Am	AMC# 44016
POP #28 (2d Am	AMC# 44017
POP #29 (2d Am	AMC# 44018
POP #30 (Am)	AMC# 44019
POP #31 (Am)	AMC# 44020
POP #32 (Am)	AMC# 44021
POP #37 (2d Am)	AMC# 44026
POP #38 (2d Am)	AMC# 44027
POP #43 (Am)	AMC# 44032
POP #50 – POP #51	AMC# 207723-207724
POP #53 – POP #57	AMC# 207725-207729
POP #62	AMC# 207734
RUF #1	AMC # 129269
RUF #2	AMC # 129270
RUF #5	AMC # 129273
RUF #9	AMC # 129277
RUF #10	AMC# 129278
RUF #12	AMC# 129280
RUF #13	AMC# 129281
RUF #14	AMC# 129282
RUF #15	AMC# 129283
RUF #17	AMC# 129285
RUF #18	AMC# 129286
RUF #22	AMC# 129290
RUF #23	AMC# 129291
RUF #24	AMC# 129292
MIL #1	AMC # 129261
MIL #2	AMC# 129262
MIL #3	AMC# 129263
MIL #4	AMC# 129264
MIL #5	AMC# 129265
MIL #6	AMC# 129266

G + W #2	AMC # 129255
G + W #3	AMC # 129256
G + W #4	AMC # 129257
PL-1 – PL-2	AMC # 366944-366945
Arch	AMC # 366937
RU 1 – RU 3	AMC # 366947-366949
CH-1 – CH-6	AMC # 366938-366943
POP 39	AMC # 366946
A-1	AMC # 369924
RIHO	AMC # 369925
MAX 13-26	AMC # 386562-386575
Ruth #1 Amended	AMC # 42216
Ruth #3 Amended	AMC# 44218
Ruth #5 Amended	AMC# 44220
Ruth #7 Amended	AMC# 44222
Plata No. 3 Amended	AMC# 44191
Plata No. 5 Amended	AMC# 44193
Plata No. 6 Amended	AMC# 44194
Plata No.10 Amended	AMC# 44195
Plata No.11 Amended	AMC# 44196
Plata No.12 Amended	AMC# 44197
Plata No.14	AMC# 44199
Plata No.15 Amended	AMC# 44200
Chuck No.5	AMC# 44208
Chuck No.7	AMC# 44210
Chuck No.9	AMC# 44212
Staked by Magellan
SD 30	AMC424398
SD 37	AMC424404

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

The SDA Mill is a fully operational flotation plant that also includes a precious metals leach circuit and associated assets, licenses and agreements. The mill has the capacity to process ore at a rate of up to 100 tons per day. The mill has a ten-year operating history. Historically its operation has been based on sales of flotation concentrates to smelters, and payment for precious metals content. The SDA mill has had limited operations since its acquisition in December 2017.

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

Magellan has concluded an agreement with Ingenieros Mineros, S.A. de C.V., the owner of the El Dorado mining concession giving the Company the right to acquire the concession by making staged six-monthly option payments over two years towards an end purchase price of $800,000 (plus 16% IVA). No royalties are payable. Magellan has the right to begin production during the term of the agreement. The Company has made the initial option payment of $50,000 (plus 16% IVA) during the year ended December 31, 2018. An additional $60,500 was paid during the year ended December 31, 2019. The Company’s next installment payment of $75,000 was due on August 15, 2019. The company negotiated a new agreement in January 2020 to replace the prior agreement. The $75,000 payment that was due on August 15, 2019 is no longer due. The company is now obligated to pay $20,000 in 2020 and $25,000 in 2021 and a 3.5% Net Smelter Return (“NSR”) on any production from the concession. The Company is current on its obligations under this new agreement.

Effective March 31, 2020 Magellan Gold Corporation, a Nevada corporation (the “Company”) entered into an Agreement to Accept Collateral in Full Satisfaction of Obligations (the “Agreement”) with certain holders of Promissory Notes (the “Lenders”) due December 31, 2019 (the “Notes”) in the aggregate principal amount of $1.05 million. The Company is indebted under the Notes to the Lenders and the Company’s obligations to the Lenders are secured by a Stock Pledge and Security Agreement covering 100 shares of common stock of Magellan Acquisition Corporation and one (1) share of Minerales Vane 2 S.A. de CV (“MV2”) (the “Collateral”) held under a Collateral Agent Agreement. Magellan Acquisition Corp. and MV2 own the SDA Mill and El Dorado prospect in Nayarit, Mexico. The Notes matured on December 31, 2019 an remain unpaid and in default. The Lenders have accelerated the Company’s indebtedness. Pursuant to terms set forth in the Agreement, the Lenders have agreed to accept the Collateral in full satisfaction of the Notes and unconditionally and irrevocably waive any entitlement or right to receive payment of (i) the initial 10% Financing Fee included in the principal amount of the Notes, (ii) the 5% Rollover Fee agreed to in an Allonge and Modification Agreement. The effective date of the Agreement was March 31, 2020.

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

Past explorers identified a number of outcropping ore bodies (some of which saw production in the late 19 th and early 20 th centuries) and with shallow drilling defined new and larger deposits to open-pit depths. These known occurrences are the exposed portions of three long, through-going district wide fault trends. Potential for the discovery of additional mineralization is excellent at depth below known ore bodies and along the fault trends between known ore bodies. The best method for making new discoveries is by drilling at depth below known ore bodies. Geology, geophysics and geochemistry could prove useful in defining blind targets in non-outcropping areas. We chose the known mineralization at the historic Red Cloud and Papago mines as our initial exploration targets in the exploration drilling carried out in 2014 and for our exploration program in 2016.

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

If Mr. Bowden was unavailable, we believe we could find a qualified consulting geologist to manage our exploration efforts.

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

The SDA plant and tailings area includes approximately 9 hectares (21.6 acres) of land leased from the local ejido and an individual. The largest lease of 6 hectares (14.4 acres), on which the plant is located, was renewed in 2016 and includes the supply of plant make-up water. The facility is permitted and the Operating License is valid until 2026.

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

Water and Power

Water is pumped from the Rio Acaponeta, 2.4 km distant to the west using a company owned portable pump and 4-inch piping. The fresh water make-up requirement is estimated at 4-5 m 3 per hour. This is equivalent to approximately 1 tonne of fresh water per tonne of ore processed. The plant has two storage tanks totaling approximately 150 m 3 of storage.

Power is supplied by an overland power line from the grid by Comision Federal de Electricidad (“CFE”). Rates are set by the CFE. Plant power is 440V with two transformers, one for the plant and a smaller unit for the laboratory.

Workforce

When fully operational the SDA Mill is operated with a total of 36 employees, which includes 3 in administration (I GM and 2 Engineers), 4 in the laboratory and 29 operators. The technical support for metallurgy is provided through an external consultant. Overall the available workforce is well trained to maintain current operating status, and open to process improvement given external support. Turnover is nil with the advantage of the local workforce, and community relations are in good standing. The SDA Mill is currently on care and maintenance with independent contractors on retainer to oversee the security of the premises.

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

Drilling Program 2010-2011

Drilling on the El Dorado vein system was conducted by a Toronto Stock Exchange venture listed company in 2010-2011 and comprised 28 diamond core holes totaling 4,950 meters. The drilling intersected multiple steeply-dipping silicified mineralized zones extending from near-surface to a drilled depth of 150 meters.

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

Effective March 31, 2020 Magellan Gold Corporation, a Nevada corporation (the “Company”) entered into an Agreement to Accept Collateral in Full Satisfaction of Obligations (the “Agreement”) with certain holders of Promissory Notes (the “Lenders”) due December 31, 2019 (the “Notes”) in the aggregate principal amount of $1.05 million. The Company is indebted under the Notes to the Lenders and the Company’s obligations to the Lenders are secured by a Stock Pledge and Security Agreement covering 100 shares of common stock of Magellan Acquisition Corporation and one (1) share of Minerales Vane 2 S.A. de CV (“MV2”) (the “Collateral”) held under a Collateral Agent Agreement. Magellan Acquisition Corp. and MV2 own the SDA Mill and El Dorado prospect in Nayarit, Mexico. The Notes matured on December 31, 2019 an remain unpaid and in default. The Lenders have accelerated the Company’s indebtedness. Pursuant to terms set forth in the Agreement, the Lenders have agreed to accept the Collateral in full satisfaction of the Notes and unconditionally and irrevocably waive any entitlement or right to receive payment of (i) the initial 10% Financing Fee included in the principal amount of the Notes, (ii) the 5% Rollover Fee agreed to in an Allonge and Modification Agreement. The effective date of the Agreement was March 31, 2020.

Our Exploration Process

Our exploration program is designed to acquire, explore and evaluate exploration properties in an economically efficient manner. We have not at this time identified or delineated any mineral reserves on any of our properties.

Our current focus is primarily on the exploration of our Silver District (Arizona) Project. We plan to develop a formal sample collection and analysis process in due course; this process will include appropriate quality assurance and quality control procedures.

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

Plan of Exploration

We have one material property, namely the Silver District Project in southwest Arizona. We currently intend to engage in exploration activities on the Silver District Project and, if commercially recoverable deposits are found, to conduct mineral development activities.

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

Employees and Consultants

Effective June 1, 2016, we entered into an Employment Agreement with Dr. Pierce Carson and engaged his services as President and CEO of Magellan for an initial term of one year. This agreement was further extended in 2017 and 2018.

In June 2019, Dr. Carson resigned as the President and Chief Executive Officer of Magellan Gold Corporation. Dr. Carson also resigned from all other positions with the Company and its affiliates and subsidiaries.

At December 31, 2019 a total of $110,000 and $18,469 of salary and associated payroll tax obligations, respectively, is accrued in connection with the agreement and included in accrued liabilities on the accompanying consolidated balance sheets.

Effective June 1, 2019, the Company and David E. Drips, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Drips, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 10,000 units for each month of service. The units will vest upon successful completion of a $1.25 million financing on or before November 30, 2019. Upon settlement if the common stock is less than $1.50 addition shares will be issued such that each month of service will have a value of $15,000. The completion of a $1.25 million financing did not happen as of November 30, 2019 and as such the Company is working to negotiate fair settlement and payment for Mr. Drips providing services. As of December 31, 2019, $92,000 has been accrued under this arrangement.

We rely heavily on the services of our consulting geologist and other technical consultants.

ITEM 1A	RISK FACTORS.

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

Our financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the reports of our auditors issued in connection with our consolidated financial statements for the fiscal years ended December 31, 2019 and 2018, contain explanatory paragraphs indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern.

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

The Series 2017 Notes in the principal amount of $1,069,376 are secured by a pledge of 100% of the issued and outstanding common stock of Magellan Acquisition Corporation, which owns 100% of Minerales Vane2, which owns the SDA Mill. The Series 2017 Notes mature on December 31, 2019. If we are unable to repay the Series 2017 Notes, the holders thereof could exercise their rights under the pledge and take ownership of the SDA Mill.

Effective March 31, 2020 Magellan Gold Corporation, a Nevada corporation (the “Company”) entered into an Agreement to Accept Collateral in Full Satisfaction of Obligations (the “Agreement”) with certain holders of Promissory Notes (the “Lenders”) due December 31, 2019 (the “Notes”) in the aggregate principal amount of $1.05 million. The Company is indebted under the Notes to the Lenders and the Company’s obligations to the Lenders are secured by a Stock Pledge and Security Agreement covering 100 shares of common stock of Magellan Acquisition Corporation and one (1) share of Minerales Vane 2 S.A. de CV (“MV2”) (the “Collateral”) held under a Collateral Agent Agreement. Magellan Acquisition Corp. and MV2 own the SDA Mill and El Dorado prospect in Nayarit, Mexico. The Notes matured on December 31, 2019 an remain unpaid and in default. The Lenders have accelerated the Company’s indebtedness. Pursuant to terms set forth in the Agreement, the Lenders have agreed to accept the Collateral in full satisfaction of the Notes and unconditionally and irrevocably waive any entitlement or right to receive payment of (i) the initial 10% Financing Fee included in the principal amount of the Notes, (ii) the 5% Rollover Fee agreed to in an Allonge and Modification Agreement. The effective date of the Agreement was March 31, 2020.

Risk Factors Related to the COVID-10 Pandemic

An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and demand for our goods and services but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

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

Effective May 2012, our common stock was approved for quotation on the OTC Bulletin Board under the ticker symbol “MAGE.” The Company’s shares are now quoted on the OTCQB of the OTC Markets Group, Inc. The following sets forth the high and low trading prices for the periods shown:

	2018		2019
	High	Low	High	Low
First quarter ended March 31	$1.74	$0.79	$3.05	$1.10
Second quarter ended June 30	$1.75	$0.60	$2.18	$1.21
Third quarter ended September 30	$1.75	$0.90	$2.50	$1.70
Fourth quarter ended December 31	$1.30	$0.85	$2.30	$1.04

The closing price of the Company's common stock as of May 19, 2020 was $0.55, as reported on the OTC.QB. The OTC.QB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions. As of March 25, 2020 there were approximately 75 record owners of the Company's common stock.

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

(p)                During the year ended December 31, 2019, the Company raised $30,000 through the sale of 30,000 Units at a price of $1.00 per Unit. Each unit consists of one share of common stock and four common stock warrants. Two of the warrants expire on May 8, 2019 and are exercisable at $2.00. The other two warrants expire on August 8, 2019 and are exercisable at $3.00. The warrants expiring on May 8, 2019 were extended until May 28, 2019 and the exercise price was reduced to $1.00 per share. On July 31, 2019 all of the stock warrants were extended until October 31, 2019 and they all expired unexercised.

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

This agreement was further extended in 2017 and 2018.

In June 2019, Dr. Carson resigned as the President and Chief Executive Officer of Magellan Gold Corporation. Dr. Carson also resigned from all other positions with the Company and its affiliates and subsidiaries.

At December 31, 2019 a total of $110,000 and $18,469 of salary and associated payroll tax obligations, respectively, is accrued in connection with the agreement and included in accrued liabilities on the accompanying consolidated balance sheets.

Effective June 1, 2019, the Company and David E. Drips, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Drips, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 10,000 units for each month of service. The units will vest upon successful completion of a $1.25 million financing on or before November 30, 2019. Upon settlement if the common stock is less than $1.50 addition shares will be issued such that each month of service will have a value of $15,000. The completion of a $1.25 million financing did not happen as of November 30, 2019 and as such the Company is working to negotiate fair settlement and payment for Mr. Drips providing services. As of December 31, 2019, $92,000 has been accrued under this arrangement.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Magellan,” “we,” “our,” and “us” to refer to Magellan Gold Corporation.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited financial statements, which are included in our Annual Report on Form 10-K for the fiscal years ended December 31, 2019 and 2018.

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

On September 30, 2014, we formed and organized a new wholly-owned subsidiary, Gulf + Western Industries, Inc., a Nevada corporation (“Gulf+Western” or “G+W”), to own our Silver District mining interests. On October 1, 2014 we completed the transfer of those assets from Magellan to G+W. At the time of the transfer, Magellan owned all the outstanding common stock of G+W. Effective December 31, 2014, Magellan pledged all its ownership interest in G+W to Mr. John D. Gibbs, a significant shareholder in the Company, as security for outstanding amounts under a line of credit agreement between Magellan and Mr. Gibbs. During the year ended December 31, 2019, the total amount owed under the credit agreement was $1,174,188, which includes $869,550 of principal and $304,638 of accrued interest was settled with the issuance of Series A Preferred Stock.

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

Magellan has concluded an agreement with Ingenieros Mineros, S.A. de C.V., the owner of the El Dorado mining concession giving the Company the right to acquire the concession by making staged six-monthly option payments over two years towards an end purchase price of $800,000 (plus 16% IVA). No royalties are payable. Magellan has the right to begin production during the term of the agreement. The Company has made the initial option payment of $50,000 (plus 16% IVA) plus an additional $50,000 during the nine months ended September 30, 2019. The Company’s next installment payment of $75,000 was due on August 15, 2019. The Company negotiated a new agreement in January 2020 to replace the prior agreement. The $75,000 payment that was due on August 15, 2019 is no longer due. The Company is now obligated to pay $20,000 in 2020 and $25,000 in 2021 and a 3.5% Net Smelter Return (“NSR”) on any production from the concession. The Company is current on its obligations under this new agreement.

Effective March 31, 2020 Magellan Gold Corporation, a Nevada corporation (the “Company”) entered into an Agreement to Accept Collateral in Full Satisfaction of Obligations (the “Agreement”) with certain holders of Promissory Notes (the “Lenders”) due December 31, 2019 (the “Notes”) in the aggregate principal amount of $1.05 million. The Company is indebted under the Notes to the Lenders and the Company’s obligations to the Lenders are secured by a Stock Pledge and Security Agreement covering 100 shares of common stock of Magellan Acquisition Corporation and one (1) share of Minerales Vane 2 S.A. de CV (“MV2”) (the “Collateral”) held under a Collateral Agent Agreement. Magellan Acquisition Corp. and MV2 own the SDA Mill and El Dorado prospect in Nayarit, Mexico. The Notes matured on December 31, 2019 an remain unpaid and in default. The Lenders have accelerated the Company’s indebtedness. Pursuant to terms set forth in the Agreement, the Lenders have agreed to accept the Collateral in full satisfaction of the Notes and unconditionally and irrevocably waive any entitlement or right to receive payment of (i) the initial 10% Financing Fee included in the principal amount of the Notes, (ii) the 5% Rollover Fee agreed to in an Allonge and Modification Agreement. The effective date of the Agreement was March 31, 2020.

Our primary focus is to advance our Arizona silver project towards resource definition and eventual development, and possibly to acquire additional mineral rights and conduct additional exploration, development and permitting activities. Our mineral lease payments, permitting applications and exploration and development efforts will require additional capital. We rely upon the sale of our securities as well as advances and loans from executive management and significant shareholders to fund our operations as we have not generated any significant revenue.

Results of Operations for the Years Ended December 31, 2019 and 2018

	Years ended December 31,
	2019	2018

Revenues, net	$32,500	$123,955

Operating expenses:
Cost of sales	286,085	437,711
Exploration costs	10,000	20,035
General and administrative expenses	1,082,797	886,770
Depreciation and amortization	122,348	118,822
Impairment loss	–	323,200
Total operating expenses	1,501,230	1,786,538

Operating loss	(1,468,730)	(1,662,583)

Other income (expense):
Interest expense	(526,273)	(718,583)
Foreign currency exchange gain	(1,940)	3,128
Loss on extinguishment of debt	(3,151,314)	(73,250)
Unrealized loss on available-for-sale securities	12,457	(38,923)
Other expense	–	(48,644)
Gain on change in derivative liability	–	224,529
Net loss	$(5,135,800)	$(2,314,326)

Revenues

During the year ended December 31, 2019 our total revenues were $32,500 as compared to $123,955 during the same period in 2018. Revenues were generated from the sale of concentrate from the processing of tailings left from operations prior to our acquisition of the SDA Mill.

Operating expenses

During the year ended December 31, 2019, our total operating expenses were $1,501,230 as compared to $1,786,538 during the year ended December 31, 2018.

During the year ended December 31, 2019 our total cost of sales was $286,085 as compared to $437,711 during the same period in 2018. Cost of sales were comprised primarily of labor and benefits, equipment depreciation, utilities and supplies from operating the SDA Mill.

During the year ended December 31, 2019 we incurred $10,000 of exploration costs as compared to $20,035 in 2018. Exploration cost for the year ended December 31, 2019 comprised lease payments. Exploration cost for the year ended December 31, 2018 comprised of fees to our consulting geologist, lease payments and maintenance expenses.

General and administrative expenses for the year ended December 31, 2019 total $1,082,797 as compared to $886,770 for the year ended December 31, 2018. The $196,027 increase is primarily associated with decreases in officer compensation and legal fees offset by increases in consulting and accounting fees. For the year ended December 31, 2019, administrative expenses comprised of investor relations fees of $370,090, officer compensation of $160,600, accounting, auditing and legal fees of $193,628, professional fees of $162,689, loss on the settlement of accounts payable of $107,293, other administrative costs including travel, office and facility rents totaling $88,497. For the year ended December 31, 2018, administrative expenses comprised of investor relations fees of $182,338, officer compensation of $207,741, accounting, auditing and legal fees of $400,808, other administrative costs including travel, office and facility rents totaling $95,883.

On June 1, 2016 we executed an employment agreement with Dr. Pierce Carson in which Dr. Carson assumed the positions of President and Chief Executive Officer of Magellan Gold Corporation. The term of the agreement covered the period from June 1, 2016 to May 31, 2017. On June 1, 2017, Dr. Carson and the Company agreed to extend the agreement to May 31, 2018 under the same terms and conditions. During the term of the agreement, Dr. Carson was paid a base salary in equal semi-monthly installments. Dr. Carson’s salary was set at $6,667 per month during the three-month period from June 1, 2016 through August 31, 2016, and thereafter at $10,000 per month. During the years ended December 31, 2019 and 2018, salary and payroll expense totaled $0 and $36,667, respectively. During the year ended December 31, 2019 the Company issued 20,000 of these shares to Dr. Carson and recognized expense of $10,000 related to this issuance. Dr. Carson resigned on June 1, 2019.

Other income (expenses)

Interest expense for the year ended December 31, 2019 and 2018 totaled $526,273 and $718,583, respectively, and is primarily attributable to our related party line of credit, which accrues interest at the rate of 6.0% per year, our related party notes payable which accrue interest at a weighted average interest rate of 9.46%, and convertible notes which accrue interest at a weighted average of 10% per year in addition to amortization of debt discounts of $268,195 and $421,083 during the years ended December 31, 2019 and 2018, respectively.

Loss on extinguishment of debt for the year ended December 31, 2019 and 2018 totaled $3,151,314 and $73,250, respectively. The loss on extinguishment of debt was a result of settlement of debt on September 30, 2019, which is discussed in detail in the footnotes.

Gain on change in derivative liability for the year ended December 31, 2018 totaled $224,529. The gain on derivative liability was the result of our various convertible instruments outstanding during 2018. As of December 31, 2019 and 2018, the Company does not have any instruments that are recorded as a derivative liability.

Liquidity and Capital Resources:

Our audited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At December 31, 2019, we had not yet generated any significant revenues or achieved profitable operations and we have accumulated losses of $11,902,725. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

We have amended our credit agreement with Mr. Gibbs, a related party, on multiple occasions with the most recent amendment extending the maturity date for the line of credit to December 31, 2019. As of December 31, 2019, the outstanding principle and interest were converted into preferred stock.

During the year ended December 31, 2019, the Company raised $30,000 through the sale of 30,000 units at a price of $1.00 per unit. Each unit consists of one share of common stock and four common stock warrants. Two of the warrants expire on May 8, 2019 and are exercisable at $2.00. The other two warrants expire on August 8, 2019 and are exercisable at $3.00. In April 2019 the warrants expiring on May 8, 2019 were extended until May 28, 2019 and the exercise price was reduced to $1.00 per share. As of May 31, 2019 these warrants were extended to July 31, 2019. On July 31, 2019, these warrants were extended to October 31, 2019 and expired unexercised.

During the year ended December 31, 2019, the Company sold $135,000 of Series 2019A 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series 2019A Notes are convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The lenders were issued 100,000 common stock warrants with an exercise price of $2.00 per share. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in August and December 2019. The $135,000 debt discount is amortized over the term of the loan. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes mature twelve (12) months from the date of issue. The maturity date can be extended at the option of the Company for an additional one (1) year.

Additionally, the Company received $514,955 of proceeds from advances from related and third parties, of which $345,450 was settled with the issuance Series A Preferred Stock in September 2019.

On December 31, 2018 our credit agreement with Mr. John Gibbs, a related party, provides the Company an additional $147,500 available under the credit line. Effective December 31, 2016 we amended the agreement to extend the maturity date to December 31, 2018 and is currently in default. We pledged our ownership interest in our subsidiary, G+W, which owns all our ownership interests in the Silver District properties, as security for all amounts outstanding under the credit agreement.

During the year ended December 31, 2018, the Company raised $460,000 through the sale of 460,000 common stock and warrants (“Units”) at a price of $1.00 per Unit, each Unit consisting of one share of common stock and one warrant to purchase one additional share of common stock at an exercise price of $1.00 per share. The expiration date of the warrants varies from August 31, 2018 to December 31, 2018. Of this raise $330,000 was purchased by directors or significant shareholders. A price protection feature of the offering provides that if at December 31, 2018, the Company has issued common stock at a price less than $1.00 per share, then the number of Units issuable to each investor shall be increased so as to reduce the Unit price to the lower price. The allocation of relative fair values of the equity instruments at the dates of the sale transactions was as follows: common stock at 63% and the warrants at 37%. During the year ended December 31, 2018 pursuant to the provision discussed above the Company issued 298,636 shares of common stock and committed to issue an additional 45,559 shares. This issuance was recorded as a deemed dividend and valued at $323,792.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Years ended December 31,
	2019	2018

Net cash used in operating activities	$(381,322)	$(642,355)
Net cash used in investing activities	(75,000)	(65,760)
Net cash used in financing activities	457,246	741,923
Effect of foreign currency exchange	(454)	(29,367)

Net change in cash and cash equivalents	470	4,441
Cash and cash equivalents beginning of period	4,862	421

Cash and cash equivalents end of period	$5,332	$4,862

At December 31, 2019, we had $5,332 in cash and a $2,434,025 working capital deficit. This compares to cash of $4,862 and a working capital deficit of $3,788,972 at December 31, 2018.

Net cash used in operating activities during the year ended December 31, 2019 was $381,322 and was mainly comprised of our $5,135,800 net loss during the period, adjusted by non-cash charges of accretion of discounts on notes payable $268,196, depreciation $122,348, and stock based compensation $423,399. In addition, it reflects a decrease in prepaid expenses and other assets totaling $66,477, as well as increases in accounts payable and accrued expenses totaling $482,791, increase in accounts payable – related party of $30,000 and increases in accrued interest totaling $249,313 representing accrued interest on our related party line of credit and related party and other notes payable.

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

During the year ended December 31, 2019, our net cash used in investing activities was $75,000 which was due to the payment for other assets, as well as an installment payment for acquisition of the El Dorado gold-silver property. During the year ended December 31, 2018, our net cash used in investing activities was $65,760 which was due to the purchase of plant, property and equipment, as well as an installment payment for acquisition of the El Dorado gold-silver property.

During the year ended December 31, 2019, net cash provided by financing activities was $457,246 including proceeds from convertible notes of $135,000 and $32,500 proceeds from advances by third parties. The Company received advances from related parties in the amount of $482,455, of which $222,709 was repaid. In addition, during the year ended December 31, 2019 we sold stock and warrants resulting in total proceeds of $30,000.

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

Additionally, Minerales Vane 2, S.A. de C.v. (“MV2”) and Minerales Vane Operaciones (“MVO”), wholly owned subsidiaries of Magellan Acquisition Corporation (“MAC”), maintains operations in the Mexican Peso, its functional currency. The accounts of MV2 and MVO are translated to US dollars upon consolidation for reporting purposes. A translation adjustment gain of $40,222 and loss of $29,806 were recorded as a component of the consolidated comprehensive gain (loss) at December 31, 2019 and 2018, respectively.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2019. Our CEO concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including Mr. Power, our CFO, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current executive officers and directors are:

Name	Age	Position
John C. Power	57	CFO & Director
David E. Drips	65	CEO & President

David E. Drips, age 65, was appointed President & CEO June 1, 2019.

David has 45 years of experience in the mining and contracting industry as a miner, supervisor, engineer, project manager, general manager, president, and owner. Experienced with mine engineering, construction, and operations that include open pit, room and pillar (gassy and non-gassy), longhole stoping, cut and fill, shrinkage, undercut and fill, overhand open stoping, cut and fill resuing, and all phases of mine development which includes shafts, raises, track drifts, laterals, sloped developments and drop raises. Process plant operating experience includes raw material management at cement plants, hydrometallurgical plants with refineries, hydrometallurgical plants with Solvent Extraction/Electrowinning (SX/EW), differential flotation processing plants (one, two, and three products), and the operation of roasters for processing refractory ores. Extensive experience in managing the turnaround of under-performing projects and distressed assets by utilizing in-house personnel for planning, design, construction and operation. Successfully dealt with labor unions in the United States, Mexico, Honduras, and Venezuela. Engineering experience includes underground and surface mine design, process plant design, process circuit development, facility power design and tailing impoundment design.

David earned a B.S. in Mining Engineering, Colorado School of Mines, 1980.

John C. Power served as President, CFO, Secretary and director from our inception in September 2010 until June 1, 2016 when Dr. Carson became President & CEO. Mr. Power continued to serve as CFO and Secretary until September 2017 when Mr. Martinez was engaged to fulfill those roles. Mr. Power resumed those roles in September 2019. Mr. Power continues to serve as a director.

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

The existence of common ownership and common management could result in significantly different operating results or financial position from those that could have resulted had Magellan, Athena and Silver Saddle been autonomous. In addition, the common ownership could result in significant conflicts of interest both in terms of the allocation of working capital as well as under the doctrine of corporate opportunity, inasmuch as all three entities are engaged in mineral exploration in the United States. Mr. Power and Gibbs have not adopted any policy or guidelines to mitigate the potential adverse effects of their conflicting interests between and among, Magellan, Athena and Silver Saddle.

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

Board Meetings

During the years ended December 31, 2018 and 2019, our Board members engaged in frequent informal discussions; and all Board actions have been undertaken by unanimous written consent.

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

Compliance with Section 16(a), Beneficial Ownership

Under the Securities Laws of the United States, our directors, executive (and certain other) officers, and any persons holding more than ten percent (10%) of our common stock during any part of our most recent fiscal year are required to report their ownership of common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to report in this Report any failure to file by these dates. During the year ended December 31, 2019, all of these filing requirements were satisfied by our officers, directors, and ten-percent holders except that Mr. Gibbs failed to file one report covering one transaction in a timely fashion, Mr. Power failed to file one report covering three transactions in a timely fashion and Mr. Martinez, former CFO of the Company, failed to file one report covering one transaction in a timely. In making these statements, we have relied on the written representation of our directors and officers or copies of the reports that they have filed with the Commission.

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

Our Code of Ethics is on file with the SEC. We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Magellan Gold Corporation, 2010 Harbison Dr., #312, Vacaville, CA 95687.

ITEM 11.	EXECUTIVE COMPENSATION

Director Compensation

Our directors receive no compensation for their services as director.

Executive Compensation

The following table sets forth all compensation paid to our Named Executive Officers for the years ended December 31, 2019 and 2018:

SUMMARY COMPENSATION TABLE

		Salary	Bonus	Stock Awards	Option Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
David E. Drips, President & CEO	2019 (partial)	–	–	92,000	–	–	–	–	92,000

John C. Power, CFO	2019 (partial)	–	–	–	–	–	–	–	–

W. Pierce Carson, President & CEO	2019 (partial)	50,000	–	10,000					60,000
	2018	120,000	–	160,000	79,801	–			359,801

Michael P. Martinez, CFO	2019 (partial)	4,000	–	–	–	–	–	–	4,000
	2018	40,000	–	–	–	–	–	–	40,000

(1)	When he was first engaged as President, CEO and Director of G+W in June 2015, W. Pierce Carson was granted shares of G+W representing 15% of the total issued and outstanding shares of G+W.

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

In June 2019, Dr. Carson resigned as the President and Chief Executive Officer of Magellan Gold Corporation. Dr. Carson also resigned from all other positions with the Company and its affiliates and subsidiaries.

At December 31, 2019 a total of $110,000 and $18,469 of salary and associated payroll tax obligations, respectively, is accrued in connection with the agreement and included in accrued liabilities on the accompanying consolidated balance sheets.

Effective June 1, 2019, the Company and David E. Drips, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Drips, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 10,000 units for each month of service. The units will vest upon successful completion of a $1.25 million financing on or before November 30, 2019. Upon settlement if the common stock is less than $1.50 addition shares will be issued such that each month of service will have a value of $15,000. The completion of a $1.25 million financing did not happen as of November 30, 2019 and as such the Company is working to negotiate fair settlement and payment for Mr. Drips providing services. As of December 31, 2019, $92,000 has been accrued under this arrangement.

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

The following table shows the number of shares owned and the percentage of outstanding common stock owned as of March 25, 2020. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Ownership as a Percentage of Outstanding Common Shares (3)

John Gibbs 807 Wood N Creek Ardmore, OK 73041	3,482,063	(4)	59.05%

John C. Power	714,423	(5)	17.50%

W. Pierce Carson	430,580	(6)	10.79%

David Drips	2,000		nil

All officers and directors as a group (two persons)	716,423		17.55%

(1)	Unless otherwise stated, address is 2010A Harbison Dr. #312, Vacaville, CA 95687

(2)	Under SEC Rules, we include in the number of shares owned by each person, the number of shares issuable under outstanding options or warrants if those options or warrants are exercisable within 60 days of the date of this Annual Report. In calculating percentage ownership, we calculate the ownership of each person who owns exercisable options by adding (i) the number of exercisable options for that person only to (ii) the number of total shares outstanding and dividing that result into (iii) the total number of shares and exercisable options owned by that person.

(3)	Shares and percentages beneficially owned are based upon 3,651,042 shares outstanding on March 25, 2020.

(4)

Includes 1,330,443 shares owned individually, Series A Preferred Shares convertible into a total of 1,991,290 shares of Preferred Stock (excluding any future accrued interest that may be convertible) and 10,330 shares owned by Tri Power Resources, Inc., controlled by Mr. Gibbs.

(5)	Includes 263,019 shares owned individually, options exercisable to purchase 20,000 shares at $2.00 per share, Series A Preferred Shares convertible into 406,404 shares of Common Stock, and Series A Preferred Shares held by Lambeau Financial, LLC of which Mr. Power is a Control Person, convertible into 25,000 shares of Common Stock.

(6)	Includes options exercisable to purchase 40,000 shares at $2.00 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Management fees to Mr. Power for the year ended December 31, 2019 and 2018, are $0. These fees are included in general and administrative expenses in our consolidated statements of operations and comprehensive loss. At December 31, 2019 and 2018, $0 and $27,500 of the fees had not been paid and are included in accrued liabilities on the accompanying consolidated balance sheets.

Management fees to Mr. Martinez for the year ended December 31, 2019 and 2018, are $4,500 and $40,000, respectively. These fees are included in general and administrative expenses in our consolidated statements of operations and comprehensive loss. At December 31, 2019 and 2018, $7,000 and $28,000 of the fees had not been paid and are included in accounts payable on the accompanying consolidated balance sheets.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	December 31, 2019	December 31, 2018
Accrued interest payable - Mr. Gibbs	$11,973	$340,218
Accrued interest payable - Mr. Power	11,342	76,504
Accrued interest payable - Dr. Carson	6,597	3,736

	$29,912	$420,458

During the year ended December 31, 2019, we paid a total of $0 to Mr. Power representing unpaid accrued interest on notes payable. During the year ended December 31, 2018, we paid a total of $12,358 to Mr. Power representing unpaid accrued interest on notes payable.

Advances Payable – Related Party

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

	Year Ended December 31, 2019
	Advances	Repayments
Mr. Power	$130,455	$(222,709)
Mr. Gibbs	352,000	–
Totals	$482,455	$(222,709)

	Year Ended December 31, 2018
	Advances	Repayments
Mr. Power	$19,300	$(19,300)
Mr. Carson	–	(8,100)
Totals	$19,300	$(27,400)

In addition to the above, Mr. Power’s used personal credit cards during the year ended December 31, 2018 to fund Company operations. During the year ended December 31, 2018 a total of $125,945 was paid for on these credit cards and the Company repaid Mr. Power $101,181 resulting in a balance of $24,764 remained outstanding and is included in Advances payable, related party. During the year ended December 31, 2019 a total of $195,499 was paid for on these credit cards and repayments of the credit cards and other advances to Mr. Powers are noted above.

At September 30, 2019, the Company issued shares of Series A Preferred Stock with a stated value of $345,450 to partially settle related party advances from Mr. Gibbs and Mr. Powers including accrued interest. See Note 10. Amounts due to Mr. Gibbs and Powers related to cash advances and expense paid on behalf of the Company was $134,559 and $24,764 as of December 31, 2019 and December 31, 2018, respectively.

Notes Payable – Related Parties

In August 2011, we entered into an unsecured loan from John Power, the Company’s Director, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and is payable on demand with thirty days’ notice from the lender. During 2014, the Company made payments totaling $5,000 to pay down the principal balance of the note. Effective December 31, 2017, the interest rate on the note increased to 12% per annum. At December 31, 2019 and December 31, 2018, the note balance was $0 and $15,000, respectively. At December 31, 2019 and December 31, 2018, accrued interest totaling $0 and $1,800, respectively, is included in Accrued interest – related parties on the accompanying consolidated balance sheets.

In January 2014, we entered into an additional unsecured loan from Mr. Power, evidenced by a $50,000 promissory note. The promissory note bears interest at 6.75% per annum and is payable on demand with thirty days’ notice from the lender. Effective December 31, 2017, the interest rate on the note increased to 12% per annum. At December 31, 2019 and December 31, 2018, accrued interest totaling $0 and $6,000, respectively, is included in Accrued interest – related parties on the accompanying consolidated balance sheets. At December 31, 2019 and December 31, 2018, the note balance was $0 and $50,000, respectively.

On May 31, 2017 we entered into three short-term notes with Mr. Gibbs, Dr. Carson and Mr. Power in the principal amounts of $100,000, $25,000 and $25,000, respectively. The notes bear interest at 6% and matured on November 15, 2017. The note balances were subsequently rolled into the Series 2017 Notes. A total of $752 and $3,760 of interest is accrued on these notes as of December 31, 2019 and December 31, 2018, respectively.

On June 30, 2017 we entered into an additional secured loan for advances from Mr. Power and evidenced by a $125,000 promissory note. The promissory note bore interest at 6% per annum and matured on December 31, 2017 and was settled in September 2019. Effective December 31, 2017, the interest rate on the note increased to 12% per annum. The note was collateralized by our investment in Rio Silver shares and warrants. At December 31, 2019 and December 31, 2018, the note balance was $0 and $125,000, respectively. A total of $0 and $15,000 of interest is accrued on these notes as of December 31, 2019 and December 31, 2018, respectively and is included in accrued interest – related parties on the accompanying consolidated balance sheets.

On November 30, 2017 we entered into a series of secured promissory notes (“Series 2017 Notes”) with both related and unrelated parties in the aggregate amount of $1,155,000, including financing fees of $105,000 recorded as a discount to the notes. During the year ended December 31, 2019, a total of $57,750 of additional fees were added to the principal amount and recorded as a discount to the notes related of an extension of the maturity date to December 31, 2019. Of the additional fees $52,250 was related to the related party portion of these notes and $5,500 was related to their third party portion. The balance on these notes, net of discount of $0, was $1,069,376 as of December 31, 2019. During the year ended December 31, 2019, $57,750 of debt discount related to the above notes was amortized to interest expense. The notes are secured by a stock pledge agreement covering 100% of the outstanding common stock of Magellan Acquisition Corporation, bear interest at 10%. The Series 2017 Notes were settled subsequent to December 31, 2019. See Note 15.

Net proceeds on the issuance after reducing for the transfers previously listed total $900,000. The notes are secured by a stock pledge agreement covering 100% of the outstanding common stock of Magellan Acquisition Corporation, bear interest at 10% and mature on December 31, 2018, and were subsequently extended to December 31, 2019.

The total of portion of the Series 2017 Notes from related parties totaled $1,045,000, including financing fees of $95,000 recorded as discount to the notes. Mr. Gibbs, Dr. Carson, and Mr. Power transferred $100,000, $25,000, and $25,000, respectively, from the May 31, 2017 short term related party notes into the Series 2017 Notes. As of December 31, 2019 the balance on the Series 2017 Notes from related parties, net of unamortized discount of $0, is $953,876, with accrued interest of $29,160. As of December 31, 2018 the balance on the Series 2017 Notes from related parties, net of unamortized discount of $0, is $1,045,000 with accrued interest of $113,375. The Series 2017 Notes were settled subsequent to December 31, 2019. See Note 15.

At September 30, 2019, the Company issued shares of Series A Preferred Stock with a stated value of $332,686 to partially settle the Series 2017 Notes balance including accrued interest. See Note 10.

Bridge Note Offering

In October 2018 the Company sold $160,700 of Series 2018 36% Unsecured Promissory Notes (“Notes”) (“Bridge Note Offering”) to Mr. Gibbs and Mr. Power. The purchase price of the Note is equal to the principal amount of the Note. The Maturity Date of the Notes was December 31, 2018. During the year ended December 31, 2018, $10,700 was repaid to Mr. Power leaving a balance of $0. On January 18, 2019, the Note was extended until March 31, 2019 after which it was in default. At September 30, 2019, the Company issued shares of Series A Preferred Stock with a stated value of $201,337 to settle the Bridge Note Offering balance including accrued interest. See Note 9. As of December 31, 2019, the portion funded by Mr. Gibbs of $0 remained outstanding, with accrued interest of $0 outstanding.

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

In June 2019, Dr. Carson resigned as the President and Chief Executive Officer of Magellan Gold Corporation. Dr. Carson also resigned from all other positions with the Company and its affiliates and subsidiaries.

At December 31, 2019 a total of $110,000 and $18,469 of salary and associated payroll tax obligations, respectively, is accrued in connection with the agreement and included in accrued liabilities on the accompanying consolidated balance sheets.

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

The aggregate fees billed for the fiscal years 2019 and 2018 for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2019	2018
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$55,000	$103,800
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees"	0	0
Tax fees - tax compliance, tax advice and tax planning	5,600	0
All other fees - services provided by our principal accountants other than those identified above	0	0
Total fees	$60,600	$103,800

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	Ex. No.	Title
(1)	3.1	Certificate of Incorporation filed September 28, 2010
(1)	3.2	Bylaws
(4)	3.3	Amended and Restated Bylaws
(6)	3.4	Second Amended and Restated Bylaws
(1)	4.1	Specimen Common Stock Certificate
(1)	10.1	Cowles’ Option and Mining Lease
(1)	10.2	Mining Lease – Randall Claims
(1)	10.3	Assignment of Randall Mining Lease Agreement
(1)	10.4	Mining Lease – Secret Claims
(1)	10.5	Consulting Agreement
(2)	10.6	Promissory Note Dated August 23, 2011, in favor of John C. Power
(2)	10.7	Promissory Note Dated August 23, 2011, in favor of John D. Gibbs
(3)	10.8	First Amendment to Mining Lease – Secret Claims
(3)	10.9	Second Amendment to Mining Lease – Randall Claims
(5)	10.10	Promissory Note Dated February 28,2012, in favor of John D. Gibbs
(7)	10.11	Third Amendment to Mining Lease – Randall Claims
(8)	10.12	Option Agreement – Columbus Silver
(9)	10.13	Amendment No. 1 to Promissory Note in favor of John C. Power
(10)	10.14	Credit Agreement dated December 31, 2012 in favor of John D. Gibbs
(11)	10.15	Amendment No. 1 to Silver District Option Agreement
(12)	10.16	Allonge and Modification Agreement with John D. Gibbs
(13)	10.17	Promissory Note in favor of John Power
(14)	10.18	Silver District / Columbus Silver Purchase Agreement
(14)	10.19	Promissory Note in favor of Clifford Neuman
(15)	10.20	Second Allonge and Modification Agreement with John D. Gibbs
(16)	10.21	Employment Agreement - W. Pierce Carson
(17)	10.22	Employment Agreement – W. Pierce Carson (Magellan)
(18)	10.23	Agreement and Plan of Merger
(19)	10.24	Mining Option Agreement
(19)	10.25	Lock-Up/Voting Trust Agreement
(19)	10.26	Intuitive Pty, Ltd. Agreement
(19)	10.27	Mining Clip LLC Agreement
(19)	10.28	Promissory Note
(20)	10.29	Memorandum of Understanding
(7)	14.1	Code of Ethics
(21)	10.30	Consulting Agreement
(21)	10.31	Promissory Note in favor of W. Pierce Carson
(21)	10.32	Promissory Note in favor of John Power
(21)	10.33	Promissory Note in favor of John Gibbs
(22)	10.34	Promissory Note in favor of John Power

(22)	10.35	Stock Pledge Agreement
(23)	10.36	Amendment No. 1 to Memorandum of Understanding
(24)	10.37	Stock Purchase Agreement
(25)	10.38	Confirmation Letter
(26)	10.39	Amendment to Stock Purchase Agreement
(27)	10.40	Certificate of Amendment
(28)	10.41	Securities Purchase Agreement
(28)	10.42	Promissory Note
(29)	10.43	Securities Purchase Agreement
(29)	10.44	Promissory Note
(30)	10.45	Interim Milling Agreement
(31)	10.46	Amendment No. 2 to Stock Purchase Agreement
(31)	10.47	Closing Escrow Agreement
(31)	10.48	Form of Secured Note
(31)	10.49	Form of Stock Pledge Agreement
(31)	10.50	Form of Security Agreement
(31)	10.51	Form of Collateral Agent Agreement
(32)	10.52	Termination Agreement
(33)	10.53	Combined financial statements of SDA Mill as of and for the periods ended November 30, 2017 and December 31, 2016
(33)	10.54	Magellan Gold Corporation Unaudited Pro Forma Condensed Combined Financial Information
(34)	10.55	Amendment No. 1 to EMA Financial Note
(35)	10.56	Amendement No. 1 to Auctus Fund Note
(36)	10.57	Agreement to Convert Debt
(37)	10.58	Restricted Stock Award Agreement
(38)	10.59	Convertible Promissory Note
(39)	10.60	Securities Purchase Agreement
(40)	10.61	Agreement for Exploration
(41)	10.62	Amendment to Agreement for Exploration
(42)	10.63	EMA Amendment
(43)	10.64	Auctus Amendment
(44)	10.65	Promissory Note
(45)	10.66	Securities Purchase Agreement
(46)	10.67	Amendment No. 1 Convertible Promissory Note
(47)	10.68	Letter Agreement
(48)	10.69	Form of 10% Convertible Promissory Note – Note Offering
(49)	10.70	Form of 36% Convertible Promissory Note – Bridge Note Offering
(50)	10.71	Restricted Stock Unit Agreement
(51)	10.72	Deferred Compensation and Equity Award Plan
(52)	10.73	Certificate of Designations – Series A Convertible Preferred Stock
(53)	10.74	Option to Purchase Agreement
(54)	10.75	Letter of Intent

*	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance*
	101.SCH	XBRL Taxonomy Extension Schema**
	101.CAL	XBRL Taxonomy Extension Calculation**
	101.DEF	XBRL Taxonomy Extension Definition**
	101.LAB	XBRL Taxonomy Extension Labels**
	101.PRE	XBRL Taxonomy Extension Presentation**

(1)	Incorporated by reference as an Exhibit to Form S-1 as filed with the Commission on May 18, 2011.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 25, 2011.
(3)	Incorporated by reference as an Exhibit to Quarterly Report on Form 10-Q as filed with the Commission on November 14, 2011.
(4)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 7, 2012.
(5)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A-1 as filed with the Commission on March 29, 2012.
(6)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on March 30, 2012.
(7)	Incorporated by reference as an Exhibit to Annual Report on Form 10-K as filed with the Commission on March 30, 2012.
(8)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 30, 2012.
(9)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 4, 2013.
(10)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 4, 2013.
(11)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 23, 2013.
(12)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 2, 2014.
(13)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on April 29, 2014.
(14)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 2, 2014.
(15)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 3, 2015.
(16)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 11, 2015.
(17)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 2, 2016.
(18)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 27, 2016.
(19)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 27, 2016.
(20)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on March 7, 2017.
(21)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 20, 2017.
(22)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 21, 2017.
(23)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 1, 2017.
(24)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on September 12, 2017.
(25)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 11, 2017.
(26)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 18, 2017.
(27)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 30, 2017.
(28)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 6, 2017.
(29)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 7, 2017.
(30)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 8, 2017.
(31)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on December 6, 2017.

(32)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 10, 2018.
(33)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A as filed with the Commission on April 24, 2018.
(34)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 19, 2018.
(35)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 19, 2018.
(36)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 30, 2018.
(37)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 30, 2018.
(38)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A as filed with the Commission on August 1, 2018.
(39)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A as filed with the Commission on August 1, 2018.
(40)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 20, 2018.
(41)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 20, 2018.
(42)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(43)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(44)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(45)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(46)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on September 5, 2018.
(47)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on September 25, 2018.
(48)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 6, 2018.
(49)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 6, 2018.
(50)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 26, 2019.
(51)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 26, 2019.
(52)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 7, 2019.
(53)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 18, 2019.
(54)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 15, 2020.

*	Filed herewith.
**	Furnished, not filed.

MAGELLAN GOLD CORPORATION

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

MAGELLAN GOLD CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Magellan Gold Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Magellan Gold Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

May 27, 2020

MAGELLAN GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash	$5,332	$4,862
Investment in Rio Silver equities	–	70,609
Prepaid expenses and other current assets	55,881	44,746
Total current assets	61,213	120,217

Mineral rights, net of impairment	101,672	48,164

Property, plant and equipment, net of accumulated depreciation of $259,344 and $130,644, respectively	973,930	1,054,381

Other assets:
Prepaid expenses and other assets	388,468	301,158
Total assets	$1,525,283	$1,523,920

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$410,579	$540,593
Accounts payable - related party	30,000	–
Accrued liabilities	426,636	206,948
Line of credit - related party	–	852,500
Notes payable - related parties, net	953,876	1,385,000
Note payable, net	115,500	110,000
Convertible note payable - related party	–	150,000
Convertible note payable, net of unamortized discounts of $87,583 and $0, respectively	373,395	205,000
Accrued interest - related parties	29,912	420,458
Accrued interest	48,682	13,926
Advances payable, related party	134,559	24,764
Advances payable, third party	32,500	–
Total current liabilities	2,555,639	3,909,189

Long term liabilities:
Other long term liabilities	9,857	–
Asset retirement obligation	120,878	116,149
Total liabilities	2,686,374	4,025,338

Commitments and contingencies

Shareholders' deficit:
Preferred shares, $10.00 stated value, 2,500,000 shares authorized, 242,269 and no shares issued and outstanding, respectively	2,422,690	–
Common shares, $0.001 par value; 1,000,000,000 shares authorized, 3,651,042 and 3,264,752 shares issued and outstanding, respectively	3,651	3,265
Additional paid-in capital	8,383,929	4,310,699
Accumulated other comprehensive loss	(68,636)	(108,858)
Accumulated deficit	(11,902,725)	(6,706,524)
Shareholders' deficit	(1,161,091)	(2,501,418)
Total liabilities and shareholders' deficit	$1,525,283	$1,523,920

See accompanying notes to the consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2019	2018

Revenues, net	$32,500	$123,955

Operating costs and expenses:
Cost of sales	286,085	437,711
Exploration costs	10,000	20,035
General and administrative expenses	1,082,797	886,770
Depreciation and amortization	122,348	118,822
Impairment loss	–	323,200

Total operating costs and expenses	1,501,230	1,786,538

Operating loss	(1,468,730)	(1,662,583)

Other income (expense):
Interest expense	(526,273)	(718,583)
Foreign currency exchange gain (loss)	(1,940)	3,128
Loss on extinguishment of debt	(3,151,314)	(73,250)
Changes in fair value	12,457	(38,923)
Other expenses	–	(48,644)
Gain on change in derivative liability	–	224,529

Total other income (expense)	(3,667,070)	(651,743)

Net loss	(5,135,800)	(2,314,326)

Series A preferred stock dividend	(60,401)	–

Net loss attributable to common shareholders	(5,196,201)	(2,314,326)

Other comprehensive income (loss):
Foreign currency translation	40,222	(29,806)

Net comprehensive loss	$(5,115,979)	$(2,344,132)

Basic and diluted net loss per common share	$(1.46)	$(0.97)

Basic and diluted weighted-average common shares outstanding	3,554,396	2,388,807

See accompanying notes to the consolidated financial statements

MAGELLAN GOLD CORPORATION

Consolidated Statements of Shareholders' Deficit

For the years ended December 31, 2019 and 2018

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid - in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Par Value	Capital	Income (Loss)	Deficit	Deficit

Balance, December 31, 2017	–	$–	1,911,628	$1,912	$2,897,539	$(87,570)	$(4,059,888)	$(1,248,007)

Adoption of ASU 2016-01	–	–	–	–	–	8,518	(8,518)	–
Sales of common stock and warrants	–	–	460,000	460	459,540	–	–	460,000
Exercise of warrants	–	–	120,000	120	119,880	–	–	120,000
Conversion of debt - related party	–	–	198,100	198	197,902	–	–	198,100
Resolution of derivative liability	–	–	–	–	239,262	–	–	239,262
Stock based compensation	–	–	20,000	20	36,647	–	–	36,667
Stock issued for prepaid asset	–	–	20,261	20	18,215	–	–	18,235
Conversion of debt	–	–	236,000	236	187,012	–	–	187,248
Warrant derivative liability	–	–	–	–	(168,791)	–	–	(168,791)
Deemed dividend	–	–	298,636	299	323,493	–	(323,792)	–
Rounding from stock split	–	–	127	–	–	–	–	–
Net loss	–	–	–	–	–	–	(2,314,326)	(2,314,326)
Other comprehensive loss	–	–	–	–	–	(29,806)	–	(29,806)

Balance, December 31, 2018	–	–	3,264,752	3,265	4,310,699	(108,858)	(6,706,524)	(2,501,418)

Sales of common stock and warrants	–	–	30,000	30	29,970	–	–	30,000
Stock issued for services	–	–	237,000	237	398,363	–	–	398,600
Stock and warrants issued for liabilities	242,269	2,422,690	46,692	47	3,312,153	–	–	5,734,890
Stock issued for deemed dividend	–	–	45,559	45	(45)	–	–	–
Conversion of debt	–	–	27,039	27	27,012	–	–	27,039
Debt discount from warrants and beneficial conversion feature	–	–	–	–	280,978	–	–	280,978
Stock based compensation	–	–	–	–	24,799			24,799
Series A preferred stock dividend	–	–	–	–	–	–	(60,401)	(60,401)
Net loss	–	–	–	–	–	–	(5,135,800)	(5,135,800)
Other comprehensive income	–	–	–	–	–	40,222	–	40,222

Balance, December 31, 2019	242,269	$2,422,690	3,651,042	$3,651	$8,383,929	$(68,636)	$(11,902,725)	$(1,161,091)

See accompanying notes to the consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2019	2018
Operating activities:
Net loss	$(5,135,800)	$(2,314,326)
Adjustments to reconcile net loss to net cash
used in operating activates:
Accretion of discounts on notes payable	268,196	421,083
Amortization of service contracts	–	119,167
Depreciation and amortization expense	122,348	118,822
Loss on extinguishment of liabilities	3,259,365	73,750
Unrealized (gain) loss on available-for-sale securities	(12,457)	38,923
Gain on change in derivative liability	–	(224,529)
Impairment loss	–	323,200
Stock based compensation	423,399	36,667
Changes in operating assets and liabilities:
Due from Rose Petroleum	–	27,147
Prepaid expenses and other assets	(66,477)	(109,402)
Accounts payable and accrued liabilities	480,791	396,114
Accounts payable - related party	30,000	–
Accrued interest	249,313	451,029

Net cash used in operating activities	(381,322)	(642,355)

Investing activities:
Purchase of plant, property and equipment	–	(15,760)
Payment for other assets	(25,000)	–
Payment of installment on El Dorado acquisition	(50,000)	(50,000)

Net cash used in investing activities	(75,000)	(65,760)

Financing activities:
Proceeds from advances from related parties	482,455	19,300
Proceeds from advances from third parties	32,500	–
Payments on advances from related parties	(222,709)	(19,300)
Payments on expenses paid on related party credit card	–	(101,181)
Proceeds from notes payable from related parties	–	160,700
Payments on notes payable from related parties	–	(60,700)
Proceeds from line of credit from related party	–	20,000
Proceeds from convertible notes	135,000	300,000
Proceeds from convertible notes from related parties	–	150,000
Payments on convertible notes	–	(306,896)
Proceeds from sale of common stock and warrants	30,000	460,000
Proceeds from the exercise of warrants	–	120,000

Net cash provided by financing activities	457,246	741,923

Effect of foreign currency exchange	(454)	(29,367)

Net increase in cash	470	4,441
Cash at beginning of period	4,862	421

Cash at end of period	$5,332	$4,862

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information
Cash paid for interest	$3,250	$90,373
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Conversion of line of credit to common stock	$–	$100,000
Conversion of advances - related party to common stock	$–	$8,100
Conversion of accrued wages to common stock	$–	$90,000
Discounts on convertible notes	$280,978	$–
Common stock and warrants issued for the settlement of liabilities	$54,652	$–
Convertible note issued to settle accounts payable	$145,978	$–
Transfer of investment to related party for settlement of liabilities	$83,066	$–
Common stock issued for prepaid assets	$–	$18,235
Preferred stock issued for the settlement of debt	$2,420,873	$–
Deemed dividend on true-up share issuance	$45	$323,792
Adoption of ASU 2016-01	$–	$8,518
Conversion of notes payable and accrued interest to common stock	$27,039	$187,248
Warrant derivative liability	$–	$168,791
Resolution of derivative liability	$–	$239,262
Expenses paid by related party credit cards	$195,499	$125,945
Series A preferred stock dividend	$60,401	$–
Additions of assets under operating lease obligations	$6,968	$–

See accompanying notes to the consolidated financial statements

MAGELLAN GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Operations

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

Our primary focus is to explore and develop mineral properties in the United States and Canada. We plan to dispose of our international assets and to continue to advance our Arizona silver project towards resource definition and eventual development, and possibly to acquire additional mineral rights and conduct additional exploration, development and permitting activities. Our mineral lease payments, permitting applications and exploration and development efforts will require additional capital. We rely upon the sale of our securities as well as advances and loans from executive management and significant shareholders to fund our operations as we have not generated any significant revenue.

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At December 31, 2019, we had not yet generated any significant revenues or achieved profitable operations and we have accumulated losses of $11,902,725. We expect to incur further losses in the development of our business, all of which raises substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

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

Fair Value of Financial Instruments

We value our financial assets and liabilities using fair value measurements. Our financial instruments primarily consist of cash, prepaid expenses, other current assets, accounts payable, accrued liabilities, amounts due to related parties and notes payable to related parties. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount of cash, accounts payable, accrued liabilities, notes payable to related parties and other amounts due to related parties approximates fair value because of the short-term nature of these financial instruments.

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

Investment Securities

We report investments in marketable equity securities at fair value. Changes in fair value are included in net income (loss). We regularly review investment securities for impairment using both quantitative and qualitative criteria.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any abandonment or impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2019. Impairment charges of $0 and $323,200 were recognized for during the years ended December 31, 2019 and 2018, respectively.

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

The Company tests its goodwill for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and the Company’s consolidated financial results. Goodwill was fully impaired in 2017.

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

Comprehensive Income/Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income/loss and its components in the financial statements. As of December 31, 2019 and 2018, the Company’s component of comprehensive income was foreign currency translation adjustments.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements and the effect of net operating losses based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2019 and 2018, the Company had no uncertain tax positions.

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the years ended December 31, 2019 and 2018, potential common shares associated with convertible notes payable and outstanding options and warrants to purchase common stock have been omitted from the net loss per common share computation as they are anti-dilutive due to the net loss for these periods.

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

Contract Liabilities

The Company may at times receive payment at the time the customer places an order or requests services. Amounts received for undelivered product are considered a contract liability and are recorded as deferred revenue. As of December 31, 2019 and 2018, the Company had $0 and $15,000 of deferred revenue related to unsatisfied performance obligations included with accrued liabilities.

Stock-based Compensation

The Company determines the fair value of stock option awards granted to employees and nonemployees in accordance with FASB ASC Topic 718 – 10. Compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-02, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, The Company adopted this standard on January 1, 2019 using the modified retrospective method. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs; and all of the new standard’s available transition practical expedients.

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

On June 20, 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The Company adopted this standard in the first quarter of 2019. The adoption had no impact on the Company’s financial statements.

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

Magellan has concluded an agreement with Ingenieros Mineros, S.A. de C.V., the owner of the El Dorado mining concession giving the Company the right to acquire the concession by making staged six-monthly option payments over two years towards an end purchase price of $800,000 (plus 16% IVA). No royalties are payable. Magellan has the right to begin production during the term of the agreement. The Company has made the initial option payment of $50,000 (plus 16% IVA) during the year ended December 31, 2018. An additional $60,500 was paid during the year ended December 31, 2019. The Company’s next installment payment of $75,000 was due on August 15, 2019. The Company negotiated a new agreement in January 2020 to replace the prior agreement. The $75,000 payment that was due on August 15, 2019 is no longer due. The Company is now obligated to pay $20,000 in 2020 and $25,000 in 2021 and a 3.5% Net Smelter Return (“NSR”) on any production from the concession.

In addition, the Company entered into an agreement to purchase a comprehensive El Dorado data package including diamond drill core and technical information for a price of $120,000, payable in cash and Magellan common stock. As of December 31, 2018, $10,000 of cash and 20,261 shares of common stock, with an issuance day fair value of $18,235, have been issued.

At December 31, 2019 and December 31, 2018, our mineral rights and properties were $101,672 and $48,164 (after currency adjustment), respectively associated with our El Dorado project.

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

In January 2020, the Company and NV Gold Corporation (“NVX”) and its wholly-owned subsidiary NV Gold Corporation (USA) (“NV Gold”) entered into a binding letter of intent (“LOI”), whereby NV Gold has the exclusive right to purchase an undivided 100% right, title and interest in and to the Silver District Property and the Property Data in consideration of NV Gold completing certain payments and work commitments.

In January 2020, NVX accepted the terms of the LOI and paid the Company $25,000. NVX had until May 11, 2020 to exercise their option to acquire the Silver District project under these terms. NVX did not exercise their option on May 11, 2020 and Magellan retained the $25,000 payment as liquidated damages.

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

There were no financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019. Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 are summarized below:

	Fair Value at	Fair Value Measurement at December 31, 2018
	December 31, 2018	Level 1	Level 2	Level 3
Investment in Rio Silver equities	$70,609	$70,609	$–	$–

A summary of the activity of the Investment in Rio Silver equities is shown below:

Balance December 31, 2018	$70,609
Change in fair value	12,457
Investment transferred to settle liabilities	(83,066)
Balance December 31, 2019	$–

The carrying values for cash, prepaid assets, other current assets, accounts payable and accrued liabilities, related party line of credit and notes payable approximate their fair value due to their short-term maturities.

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

At September 30, 2019, the Company issued shares of Series A Preferred Stock with a stated value of $1,174,188 to settle the outstanding line of credit balance including accrued interest. See Note 10.

The outstanding balance under the line of credit was $0 at December 31, 2019 and $852,500 at December 31, 2018. In addition, a total of $0 and $265,876 of interest has been accrued on this obligation and is included in accrued interest - related parties on the accompanying consolidated balance sheets at December 31, 2019 and December 31, 2018, respectively.

Note 7 – Notes Payable – Related Parties

In August 2011, we entered into an unsecured loan from John Power, the Company’s Director, evidenced by a $20,000 promissory note. The promissory note bears interest at 6% per annum and is payable on demand with thirty days’ notice from the lender. During 2014, the Company made payments totaling $5,000 to pay down the principal balance of the note. Effective December 31, 2017, the interest rate on the note increased to 12% per annum. At December 31, 2019 and December 31, 2018, the note balance was $0 and $15,000, respectively. At December 31, 2019 and December 31, 2018, accrued interest totaling $0 and $1,800, respectively, is included in Accrued interest – related parties on the accompanying consolidated balance sheets.

In January 2014, we entered into an additional unsecured loan from Mr. Power, evidenced by a $50,000 promissory note. The promissory note bears interest at 6.75% per annum and is payable on demand with thirty days’ notice from the lender. Effective December 31, 2017, the interest rate on the note increased to 12% per annum. At December 31, 2019 and December 31, 2018, accrued interest totaling $0 and $6,000, respectively, is included in Accrued interest – related parties on the accompanying consolidated balance sheets. At December 31, 2019 and December 31, 2018, the note balance was $0 and $50,000, respectively.

On May 31, 2017 we entered into three short-term notes with Mr. Gibbs, Dr. Carson and Mr. Power in the principal amounts of $100,000, $25,000 and $25,000, respectively. The notes bear interest at 6% and matured on November 15, 2017. The note balances were subsequently rolled into the Series 2017 Notes. A total of $752 and $3,760 of interest is accrued on these notes as of December 31, 2019 and December 31, 2018, respectively.

On June 30, 2017 we entered into an additional secured loan for advances from Mr. Power and evidenced by a $125,000 promissory note. The promissory note bore interest at 6% per annum and matured on December 31, 2017 and was settled in September 2019. Effective December 31, 2017, the interest rate on the note increased to 12% per annum. The note was collateralized by our investment in Rio Silver shares and warrants. At December 31, 2019 and December 31, 2018, the note balance was $0 and $125,000, respectively. A total of $0 and $15,000 of interest is accrued on these notes as of December 31, 2019 and December 31, 2018, respectively and is included in accrued interest – related parties on the accompanying consolidated balance sheets.

On November 30, 2017 we entered into a series of secured promissory notes (“Series 2017 Notes”) with both related and unrelated parties in the aggregate amount of $1,155,000, including financing fees of $105,000 recorded as a discount to the notes. During the year ended December 31, 2019, a total of $57,750 of additional fees were added to the principal amount and recorded as a discount to the notes related of an extension of the maturity date to December 31, 2019. Of the additional fees $52,250 was related to the related party portion of these notes and $5,500 was related to their third party portion. The balance on these notes, net of discount of $0, was $1,069,376 as of December 31, 2019. During the year ended December 31, 2019 $ 57,750 of debt discount related to the above notes was amortized to interest expense. The Series 2017 Notes are secured by a stock pledge agreement covering 100% of the outstanding common stock of Magellan Acquisition Corporation, bear interest at 10%. The Series 2017 Notes were settled subsequent to December 31, 2019. See Note 15.

The total of portion of the Series 2017 Notes from related parties totaled $1,045,000, including financing fees of $95,000 recorded as discount to the notes. Mr. Gibbs, Dr. Carson, and Mr. Power transferred $100,000, $25,000, and $25,000, respectively, from the May 31, 2017 short term related party notes into the Series 2017 Notes.

At September 30, 2019, the Company issued shares of Series A Preferred Stock with a stated value of $332,686 to partially settle the Series 2017 Notes balance including accrued interest. See Note 10. As of December 31, 2019 the balance on the Series 2017 Notes from related parties, net of unamortized discount of $0, is $953,876, with accrued interest of $29,160.

Bridge Note Offering

In October 2018 the Company sold $160,700 of Series 2018 36% Unsecured Promissory Notes (“Notes”) (“Bridge Note Offering”) to Mr. Gibbs and Mr. Power. The purchase price of the Note is equal to the principal amount of the Note. The maturity date of the Notes was December 31, 2018. During the year ended December 31, 2018, $10,700 was repaid to Mr. Power leaving a balance of $0. On January 18, 2019, the Note funded by Mr. Gibbs of $150,000 was extended until March 31, 2019 after which it was in default. At September 30, 2019, the Company issued shares of Series A Preferred Stock with a stated value of $201,337 to settle the Bridge Note Offering balance including accrued interest. See Note 10. As of December 31, 2019, the Note funded by Mr. Gibbs and the accrued interest has an outstanding balance of $0.

Advances – related party

During the year ended December 31, 2019 Mr. Gibbs and Mr. Power advanced $352,000 and $130,455 to the Company, respectively. Mr. Power also paid expenses using his personal credit card on behalf of the Company of $195,499 and the Company. Total cash repayments on cash advances and use or personal credit cards to Mr. Power were $222,709 during the year ended December 31, 2019.

At September 30, 2019, the Company issued shares of Series A Preferred Stock with a stated value of $345,450 to partially settle related party advances from Mr. Gibbs and Mr. Powers including accrued interest. See Note 10. Amounts due to Mr. Gibbs and Powers related to cash advances and expense paid on behalf of the Company was $134,559 and $24,764 as of December 31, 2019 and December 31, 2018, respectively.

Note 8 – Notes payable

During the year ended December 31, 2019, $32,500 was received from third parties with the intention to convert to a note payable of which the terms are still being finalized, which is included on the balance sheet in advances payable, third party.

As discussed in Note 7 – Notes Payable – Related Parties, on November 30, 2017 we entered into a series of secured promissory notes (“Series 2017 Notes”) with both related and unrelated parties in the aggregate amount of $1,155,000, including financing fees of $105,000 recorded as a discount to the notes.

The total of portion of the Series 2017 Notes from non-related parties totaled $110,000, including financing fees of $10,000 recorded as discount to the notes. The note maturity date was extended to December 31, 2019 in exchange for an increase in the principal balance of $5,500. As of December 31, 2019 the balance on the notes from non-related parties, net of unamortized discount of $0, is $115,500 with accrued interest of $23,377. As of December 31, 2018, the balance on the notes from non-related parties, net of unamortized discount of $0 was $110,000 with accrued interest of $11,934. The Series 2017 Notes were settled subsequent to December 31, 2019. See Note 15.

Note 9 – Convertible Note Payable

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

At September 30, 2019, the Company issued shares of Series A Preferred Stock with a stated value of $164,918 to settle the Series A note sold to Mr. Gibbs including accrued interest. See Note 10. In December 2019, $25,000 of Series 2018A 10% Unsecured Convertible Notes and $2,039 of accrued interest were converted into 27,039 shares of common stock at a conversion price of $1.00 per share. As of December 31, 2019, the balance due under the Series 2018A and 2018B notes is $180,000 in principal and $18,867 in accrued interest.

Series 2019A 10% Unsecured Convertible Notes

In the year ended December 31, 2019, the Company sold $135,000 of Series 2019A 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series 2019A Notes are convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The lenders were issued 100,000 common stock warrants with an exercise price of $2.00 per share. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in August and December 2019. The $135,000 debt discount is amortized over the term of the loan. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes mature twelve (12) months from the date of issue. The maturity date can be extended at the option of the Company for an additional one (1) year. Amortization expense of $47,417 was recognized during the year ended December 31, 2019.

On October 1, 2019, the Company sold a 10% Unsecured Convertible Note for $145,978 due on demand to settle accounts payable. The purchase price of the 10% Unsecured Convertible Note is equal to the principal amount of the Note. The 10% Unsecured Convertible Note is convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature of $145,978 as a debt discount and additional paid in capital in October 2019. The debt discount was fully amortized to interest expense during the year ended December 31, 2019. The 10% Unsecured Convertible Note will accrue interest at the rate of 10% per annum payable quarterly, accruing from the date of issuance. As of December 31, 2019, the balance due under these notes net of unamortized discount of $87,583, is $193,395, with accrued interest of $6,438.

Note 10 – Stockholders’ Deficit

On January 3, 2019, the Financial Industry Regulatory Authority (“FINRA”) informed Magellan Gold Corporation, a Nevada corporation that a 1-for-50 reverse split of the Company’s common stock, previously disclosed in the Company’s Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission (the “SEC”) on September 22, 2017, would be effective at the market open on January 7, 2019. The stock split has been retroactively adjusted throughout these financial statements and footnotes.

During the year ended December 31, 2019, the Company raised $30,000 through the sale of 30,000 Units at a price of $1.00 per Unit. Each unit consists of one share of common stock and four common stock warrants. Two of the warrants expire on May 8, 2019 and are exercisable at $2.00. The other two warrants expire on August 8, 2019 and are exercisable at $3.00. The warrants expiring on May 8, 2019 were extended until May 28, 2019 and the exercise price was reduced to $1.00 per share. On July 31, 2019 all of the stock warrants were extended until October 31, 2019 and they all expired unexercised.

Effective July 24, 2018, the Company and W. Pierce Carson executed a Restricted Stock Award Agreement pursuant to which the Company granted to Carson a restricted stock award consisting of 80,000 shares of Common Stock, valued at $1.00 per share. 20,000 of the shares vested upon closing of the El Dorado agreement and were issued, and the remaining 60,000 shares are subject to ratable vesting over an 18-month period. During year ended December 31, 2019 the Company issued 20,000 of these shares and recognized expense of $10,000 related to this issuance. Mr. Carson resigned effective June 1, 2019 and no further issuances under this agreement are expected.

In January 2019, 40,000 shares were issued for services rendered pursuant to an investor relations agreement. The shares were valued at $1.10, the closing price of the Company’s stock on December 31, 2018. The services will be provided over a two year service period. During the year ended December 31, 2019 the Company recognized $22,000 of expense related to these shares.

In March 2019, the Company entered into an agreement to issue 5,000 shares for services. These shares were issued in April 2019. The Company recognized expense of $14,000 during the year ended December 31, 2019 related to this agreement.

The Company also agreed to issue 2,000 shares for services rendered during the year ended December 31, 2019. The Company recognized expense of $5,600 related to this commitment, and the shares were issued in April 2019.

In January 2019 the Company issued Mr. Martinez 14,118 shares in settlement of liabilities for services provided in 2018 of $24,000.

During the year ended December 31, 2019, the Company also issued 7,574 shares in settlement of other liabilities of $12,875 resulting in a loss on settlement of $758.

During the year ended December 31, 2019 Mr. Gibbs was issued 30,594 and Mr. Powers was issued 14,965 shares of common stock related to the price protection feature which expired in 2018.

In April 2019, the Company entered into an investor relations agreement and issued a total of 100,000 shares in exchange for a 6 month service period. During the year ended December 31, 2019 the Company recognized $200,000 of expense related to these shares.

In May 2019, the Company issued 70,000 shares to consultants in satisfaction for services rendered in 2019. During the year ended December 31, 2019 the Company recognized $147,000 of expense related to these shares.

In September 2019, the Company established a Series A Convertible Preferred Stock (“Series A Preferred”) and authorized an aggregate of 2,500,000 shares with a par value of $0.001 per share and a stated value of $10.00 per share. The holders of outstanding Series A Preferred shall be entitled to receive dividends at the annual rate of 10% based on the stated value per share. Dividends on the share of Series A Preferred share be cumulative. During the year ended, the Company issued a total 242,269 shares of preferred stock to settle liabilities with related parties. At the time of issuance, the fair value of the Preferred Shares was determined to be $5,572,187 based on the fair value of the common shares to which the Preferred Shares are convertible into. The Series A Preferred Shares issued carry a $2.45 million liquidation preference, subject to adjustments, convertible into common stock at $1.00 per share and bear a 10% annual dividend payable in kind at the option of the Company.

In October 2019, the Company issued 25,000 shares of common stock with a fair value of $40,000 for the settlement of accounts payable related to a toll milling agreement in the amount of $17,777, resulting in a loss on settlement of $22,223. In addition, the Company issued 100,000 warrants exercisable for a period of twelve months at an exercise price of $2.00 per share. The Company recognized an additional $85,070 loss related to the issuance of warrants for the settlement of liabilities which is reported in general and administrative expenses.

A summary of the settlement of liabilities is below:

Liabilities Settled
Line of credit - related party	$869,550
Notes payable - related parties	483,375
Convertible note payable - related party	150,000
Accrued interest - related parties	603,064
Advances payable, related parties	345,150
Accrued liabilities	70,577
Total liabilities settled	2,521,716

Consideration Paid
Preferred shares - fair value	5,572,187
Common shares - fair value	40,000
Investment in Rio Silver Equities	83,066
Loss on settlement of liabilities	$(3,173,537)

The total loss on settlement of liabilities of $3,173,537 is recorded on the income statement as loss on extinguishment of debt $3,151,314 with the remaining $22,223 loss on settlement of accounts payable recorded in general and administrative expense.

On December 9, 2019, the Company entered into a three month consulting agreement and paid $25,000. In addition, the Company issued 100,000 warrants with an exercise price of $1.00 per share that expire on December 9, 2020. As of December 31, 2019, the Company recognized $24,799 of expense related to the warrants issued from this agreement.

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

Effective July 24, 2018, the Company and W. Pierce Carson executed a Restricted Stock Award Agreement pursuant to which the Company granted to Carson a restricted stock award consisting of 80,000 shares of Common Stock, valued at $1.00 per share. 20,000 of the shares will vest upon the Company completing a milestone, which was met in 2018, and the remaining 60,000 shares are subject to ratable vesting over an 18-month period. During the year ended December 31, 2018 the Company recognized an expense of $36,667 related to this issuance.

During the year ended December 31, 2018, the Company issued 20,261 shares of common stock as part of the acquisition of a data package related to the El Dorado project. The shares were valued at $18,235 and recorded as an asset.

Stock Options, Stock Warrants and the 2017 Equity Incentive Plan:

Under the 2017 Equity Incentive Plan, the Company is authorized to grant rights to acquire up to a maximum of 200,000 shares of common stock. The 2017 Plan provides for the grant of (1) both incentive and nonstatutory stock options, (2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights. As of December 31, 2019, the Company had 128,000 shares available for future grant.

Stock option activity within the 2017 Equity Incentive Plan and warrant activity outside the plan, for the year ended December 31, 2019 is as follows:

	Stock Options		Stock Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	72,000	$2.00	37,000	$5.00
Granted	–	–	820,000	2.00
Cancelled	–	–	–	–
Expired	–	–	(257,000)	1.50
Exercised	–	–	(120,000)	1.00
Outstanding at December 31, 2018	72,000	2.00	480,000	2.50
Granted	–	–	455,000	1.78
Cancelled	–	–	–	–
Expired	–	–	(600,000)	2.00
Exercised	–	–	–	–
Outstanding at December 31, 2019	72,000	$2.00	335,000	$1.70
Exercisable at December 31, 2019	72,000	$2.00	335,000	$1.70

As of December 31, 2019, the outstanding stock options have a weighted average remaining term of 7.82 years and $0 intrinsic value, and the outstanding stock warrants have a weighted average remaining term of 0.76 years and an intrinsic value of $23,000.

In April 2019, the maturity date for 300,000 of the stock warrants was extended to May 28, 2019 and the exercise price was reduced from $2.00 per share down to $1.00 per share. On May 28, 2019, the stock warrants were extended to October 31, 2019 and they expired on that date unexercised.

Note 11 - Commitments and Contingencies

Purchase Agreement

On October 16, 2019, the Company entered into an Option to Purchase Agreement with Golden Minerals Company, (“GMC”), and its wholly-owned subsidiary, Minera de Cordilleras, S. de R.L. de C.V. (“GMC Mexico”), whereby the Company, through Magellan Mexico has acquired from GMC, through GMC Mexico, an exclusive option to purchase GMC Mexico’s interest in concessions and related rights to its Santa Maria property in Mexico. The Company has 150 days to complete due diligence, secure funding and enter into a definitive agreement. In March 2020, the Company did not exercise the option to purchase GMC Mexico’s interest in its Santa Maria property in Mexico and the option is now expired.

Mining Claims

As part of our acquisition of the Silver District properties from Columbus Exploration, we assumed the Red Cloud lease whose initial term expires in August 2026. The lease requires annual advance minimum royalty payments of $10,000 through the term of the lease due on the annual anniversary of the agreement. The lease is also subject to a 2% net production royalty to be paid to the lessor from the sale of precious metals extracted from the leased property. In order to maintain the BLM lode and mill site claims, annual payments are required before the end of August of each year. Payments are also due annually on two patented claims we leased in July 2015 and on our Arizona State Minerals Exploration Permit. As of December 31, 2019, all of these claims and leases are in good standing.

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

The Company recognized operating lease cost of $2,717 during the year ended December 31, 2019. The Company had right-of-use assets of $4,419 (included in long-term prepaid expenses and other assets on the consolidated balance sheet) and right-of-use liabilities of $5,016 (included in accrued liabilities and other long term liabilities on the consolidated balance sheet) as of December 31, 2019. The Company had operating cash flows related to these leases of $2,080 for the year ended December 31, 2019. The Company’s operating leases had a weighted average estimated incremental borrowing rate of 15% and a weighted average remaining term of 6.0 years as of December 31, 2019.

The following table provides the maturities of lease liabilities and have been translated to US dollars using an exchange rate at December 31, 2019 of 18.86 MX pesos to US dollars:

Maturity of Lease Liabilities at December 31, 2019
2020	$–
2021	1,325
2022	1,325
2023	1,325
2024	1,325
2025 and thereafter	2,651
Total future undiscounted lease payments	7,951
Less: Interest	(2,935)
Present value of lease liabilities	$5,016

Note 12 – Executive Employment Agreement

In June 2019, Dr. Carson resigned as the President and Chief Executive Officer of Magellan Gold Corporation. Dr. Carson also resigned from all other positions with the Company and its affiliates and subsidiaries.

At December 31, 2019 a total of $110,000 and $18,469 of salary and associated payroll tax obligations, respectively, is accrued in connection with the agreement and included in accrued liabilities on the accompanying consolidated balance sheets.

Effective June 1, 2019, the Company and David E. Drips, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Drips, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 10,000 units for each month of service. The units will vest upon successful completion of a $1.25 million financing on or before November 30, 2019. Upon settlement if the common stock is less than $1.50 addition shares will be issued such that each month of service will have a value of $15,000. The completion of a $1.25 million financing did not happen as of November 30, 2019 and as such the Company is working to negotiate fair settlement and payment for Mr. Drips providing services. As of December 31, 2019, $92,000 has been accrued under this arrangement.

Effective June 1, 2019, the Company and Frank Pastorino, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Pastorino, in consideration of services to be rendered as COO, restricted stock units consisting of 8,333 units for each month of service. The units will vest upon successful completion of a $1.25 million financing on or before November 30, 2019. Upon settlement if the common stock is less than $1.50 addition shares will be issued such that each month of service will have a value of $12,500. On September 23, 2019, Mr. Pastorino resigned as COO of the Company and the related expense recognized was reversed since none of the restricted stock units vested.

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

Management Fees

At December 31, 2019 and December 31, 2018 $0 and $27,500 of fees were due to Mr. Power for prior services and are included in accrued liabilities on the accompanying consolidated balance sheets. In September 2019, the Company settled the management fees due to Mr. Power as disclosed in Note 10.

At December 31, 2019 and December 31, 2018, $7,000 and $28,000 of fees were due to Mr. Martinez and are included in accrued liabilities on the accompanying consolidated balance sheets.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	December 31, 2019	December 31, 2018
Accrued interest payable - Mr. Gibbs	$11,973	$340,218
Accrued interest payable - Mr. Power	11,342	76,504
Accrued interest payable - Dr. Carson	6,597	3,736
	$29,912	$420,458

Other

The Company entered into a verbal agreement with Ms. Seijas de Drips, the CEO’s spouse, for consulting services specifically related to the Company’s operations in Mexico, from July through December 2019 for $5,000 per month. At December 31, 2019, $30,000 of consulting fees related to this agreement were accrued in accounts payable – related party.

Note 14 – Income Taxes

Our net operating loss carry forward as of December 31, 2019 was $11,270,000, which may be used to offset future income taxes through 2039. Our net operating loss carry forward as of December 31, 2018 was $6,850,000. Included in these numbers are loss carry-forwards of $2,320,171 that were obtained through the acquisition of Minerales Vane 2, S.A. de C.V. Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for 2019 and 2018 is as follows:

	Years Ended December 31,
	2019	2018
Expected federal income tax benefit at statutory rate	927,598	407,997
State taxes	131,222	38,324
Change in valuation allowance	(1,058,820)	(446,321)
Income tax benefit	$–	$–

Our deferred tax assets as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Deferred tax asset	2,897,636	1,838,816
Valuation allowance	(2,897,636)	(1,838,816)
Deferred tax assets, net of allowance	$–	$–

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

Note 15 – Subsequent Events

On January 10, 2020, Magellan Gold Corporation, a Nevada corporation (the “Company”), entered into a binding Letter of Intent with NV Gold Corporation to sell its Silver District Project in Arizona. On May 11, 2020, NV Gold notified the Company it did not exercise this option.   See Note 3.

Subsequent to December 31, 2019, Mr. Gibbs has made a advance of $5,000.

On May 8, 2020, the Company issued a $50,000 of Series 2020A 8% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note, which is matures on November 30, 2020. The lender was issued 100,000 common stock warrants with an exercise price of $0.50 per share. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in May 2020.

The Series 2017 Notes (see also Notes 7 and 8) were in default as of December 31, 2019. Consequently, on March 31, 2020, the Company entered into an Agreement to Accept Collateral in Full Satisfaction of Obligations (the “Agreement”) with the holders of the Series 2017 Notes (the “Lenders”) due December 31, 2019 in the aggregate principal amount of $1.14 million. The Company is indebted under the Series 2017 Notes to the Lenders and the Company’s obligations to the Lenders are secured by a Stock Pledge and Security Agreement covering 100 shares of common stock of MAC and one (1) share of MV2 (the “Collateral”) held under a Collateral Agent Agreement. MAC and MV2 own the SDA Mill and El Dorado prospect in Nayarit, Mexico. The Series 2017 Notes matured on December 31, 2019 and remain unpaid and in default. The Lenders have accelerated the Company’s indebtedness. Pursuant to terms set forth in the Agreement, the Lenders have agreed to accept the Collateral in full satisfaction of the Series 2017 Notes and unconditionally and irrevocably waive any entitlement or right to receive payment of (i) the initial 10% Financing Fee included in the principal amount of the Notes, (ii) the 5% Rollover Fee agreed to in an Allonge and Modification Agreement. The effective date of the Agreement was March 31, 2020.

Unaudited Pro Forma Information

The table below shows the settlement of the assets and liabilities held by MAC, Minerales Vane 2, MVO as of December 31, 2019 and the corresponding debt and accrued interest of Magellan that will be settled.

As of
December 31, 2019
Net assets sold:
Cash	$5,165
Property, plant and equipment	973,930
Prepaid expenses and other assets	425,683
Mineral rights, net of impairment	101,672
Accounts payable and accrued expenses	(263,535)
Asset retirement obligation	(120,877)
Total consideration	$1,122,038

Consideration received
Notes payable - related parties	$953,875
Notes payable	115,500
Accrued interest	52,537
Total liabilities settled	$1,121,912

Loss on disposition of subsidiary	$126

The following schedule contains unaudited pro-forma consolidated results of operations for the year ended December 31, 2019 and 2018 as if the control of MAC, MVO and Minerales Vane 2 transferred to the Lenders on January 1, 2018. The unaudited pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the disposition had taken place on those dates, or of results that may occur in the future. The unaudited pro forma results reflect adjustments related to the revenue, cost of sales, exploration costs, general and administrative expenses and foreign currency exchange related to the MAC, MVO and Minerales Vane 2 operations.

	For the years ended
	December 31, 2019	December 31, 2018
	Pro Forma	Pro Forma
Revenue	$–	$–
Operating costs and expenses	(1,028,034)	663,162
Net loss	(4,693,164)	(1,936,416)
Net comprehensive loss	(4,693,164)	(1,612,624)
Loss per common share basic and diluted	$(1.32)	$(0.68)
Pro forma weight average shares outstanding	3,554,396	2,388,807

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN GOLD CORPORATION

Date: May 27, 2020	By: /s/ David E. Drips President, Principal Executive Officer, & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John C. Power	Principal Accounting Officer & Director	May 27, 2020
John C. Power

/s/ David E. Drips	Principal Executive Officer & Director	May 27, 2020
David E. Drips

29