Form 10-K/A
period 2019-12-31
MAGELLAN GOLD Corp
filed 2020-06-01
CIK 1515317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-1

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

None.

Explanatory Note:

The Registrant is filing this Amendment No. 1 (this “Amendment”) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 27, 2020 (the “Original Filing”) solely to disclose that the Registrant delayed the filing of its Original Filing in reliance on the SEC’s March 25, 2020 Order (Release No. 34-88465) (the “Order”). The Order allows for the delay of certain filings required under the Securities and Exchange Act of 1934, as amended. The Registrant required additional time to review and prepare certain information to be included in its financial statements due to delays resulting from the COVID-19 pandemic related challenges.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN GOLD CORPORATION

Date: June 1, 2020	By: /s/ David E. Drips President, Principal Executive Officer, & Director

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John C. Power	Principal Accounting Officer & Director	June 1, 2020
John C. Power

/s/ David E. Drips	Principal Executive Officer & Director	June 1, 2020
David E. Drips