Form 10-Q
period 2020-03-31
MAGELLAN GOLD Corp
filed 2020-06-23
CIK 1515317

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-174287

MAGELLAN GOLD CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-3566922 (IRS Employer Identification Number)

2010-A Harbison Dr., PMB#312 Vacaville, CA 95687 (Address of principal executive offices)	87102 (Zip Code)

Registrant's telephone number, including area code: (707) 291-6198

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

On June 18, 2020, there were 3,651,042 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

Explanatory Note

Reliance on SEC Relief from Filing Requirements

The Company is filing this Current Report on Form 10-Q in reliance upon the Order of the Commission dated March 25, 2020 (Release No. 34-88465) (the “Order”) permitting the delay of certain filings required under the Securities and Exchange Act of 1934, as amended. The Company filed its Current Report on Form 8-K on May 12, 2020, and amended same by filing a Form 8K/A on June 1, 2020, indicating its intent to rely upon the Order and required additional time to review and prepare certain information in its financial statements following delays resulting from the COVID-19 pandemic related challenges.

MAGELLAN GOLD CORPORATION

Form 10-Q March 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash	$537	$167
Prepaid expenses and other current assets	5,417	18,667
Current assets of discontinued operations	–	42,379

Total current assets	5,954	61,213

Other assets:
Other assets of discontinued operations	–	1,464,070

Total assets	$5,954	$1,525,283

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$107,730	$75,792
Accounts payable - related party	30,000	30,000
Accrued liabilities	365,598	280,870
Convertible note payable	407,766	373,395
Accrued interest - related parties	752	752
Accrued interest	36,798	25,305
Advances payable, related party	152,403	134,559
Advances payable, third party	42,500	32,500
Current liabilities of discontinued operations	–	1,602,466

Total current liabilities	1,143,547	2,555,639

Long term liabilities:
Long term liabilities of discontinued operations	–	130,735

Total liabilities	1,143,547	2,686,374

Commitments and contingencies

Shareholders' deficit:
Preferred shares, $10.00 stated value, 2,500,000 shares authorized, 242,269 and no shares issued and outstanding, respectively	2,422,690	2,422,690
Common shares, $0.001 par value; 1,000,000,000 shares authorized, 3,651,042 shares issued and outstanding	3,651	3,651
Additional paid-in capital	8,672,939	8,383,929
Accumulated other comprehensive loss	–	(68,636)
Accumulated deficit	(12,236,873)	(11,902,725)
Shareholders' deficit	(1,137,593)	(1,161,091)

Total liabilities and shareholders' deficit	$5,954	$1,525,283

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,
	2020	2019

Operating expenses:
General and administrative expenses	$169,985	$156,660

Total operating expenses	169,985	156,660

Loss from continuing operations	169,985	156,660

Other income (expense):
Interest expense	(74,732)	(74,005)
Change in fair value	–	1,466

Total other income (expense)	(74,732)	(72,539)

Net loss from continuing operations	(244,717)	(229,199)

Net loss from discontinued operations, net of tax	(29,693)	(107,692)

Net loss	(274,410)	(336,891)

Series A preferred stock dividend	(59,738)	–

Net loss attributable to common shareholders	(334,148)	(336,891)

Other comprehensive income:
Foreign currency translation	68,636	10,217
Total other comprehensive income	68,636	10,217

Net comprehensive loss	$(265,512)	$(326,674)

Basic and diluted net loss per common share:
Continuing operations	$(0.07)	$(0.07)
Discontinued operations	$(0.01)	$(0.03)
Net loss attributable to common shareholders	$(0.08)	$(0.10)

Basic and diluted weighted-average:
common shares outstanding	3,651,042	3,398,705

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

Consolidated Statements of Shareholders' Deficit

For the three months ended March 31, 2020 and 2019

(unaudited)

					Additional	Accumulated Other
	Preferred Stock		Common Stock		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Income (Loss)	Deficit	Total

Balance, December 31, 2019	242,269	$2,422,690	3,651,042	$3,651	$8,383,929	$(68,636)	$(11,902,725)	$(1,161,091)

Stock issued for services	–	–	–	–	5,500	–	–	5,500
Stock based compensation	–	–	–	–	76,650	–	–	76,650
Series A preferred stock dividend	–	–	–	–	–	–	(59,738)	(59,738)
Disposition of assets, related party	–	–	–	–	206,860	–	–	206,860
Net loss	–	–	–	–	–	–	(274,410)	(274,410)
Other comprehensive income	–	–	–	–	–	68,636	–	68,636
Balance, March 31, 2020	242,269	$2,422,690	3,651,042	$3,651	8,672,939	$–	$(12,236,873)	$(1,137,593)

Balance, December 31, 2018	–	$–	3,264,752	$3,265	$4,310,699	$(108,858)	$(6,706,524)	$(2,501,418)

Sales of common stock and warrants	–	–	30,000	30	29,970	–	–	30,000
Stock issued for services	–	–	60,000	60	35,040	–	–	35,100
Stock issued for liabilities	–	–	21,692	22	37,611	–	–	37,633
Stock issued for deemed dividend	–	–	45,559	45	(45)	–	–	–
Net loss	–	–	–	–	–	–	(336,891)	(336,891)
Other comprehensive income	–	–	–	–	–	10,217	–	10,217
Balance, March 31, 2019	–	$–	3,422,003	$3,422	$4,413,275	$(98,641)	$(7,043,415)	$(2,725,359)

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months ended March 31,
	2020	2019
Operating activities:
Net loss from continuing operations	$(244,717)	$(336,891)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Accretion of discounts on notes payable	34,371	–
Stock based compensation	82,150	35,100
Loss on extinguishment of liabilities	–	758
Gain on change in derivative liability	–	(1,466)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	13,250	(11,000)
Accounts payable and accrued liabilities	70,866	70,631
Accrued liabilities	24,990	31,532
Accrued interest	11,493	178,342

Net cash used in operating activities from continuing operations	(7,597)	(32,994)
Net cash used in operating activities from discontinued operations	(49,585)	(41,143)
Net cash used in operating activities	(57,182)	(74,137)

Investing activities:
Net cash used in investing activities from continuing operations	–	–
Net cash used in investing activities from discontinued operations	–	(50,000)
Net cash used in investing activities	–	(50,000)

Financing activities:
Proceeds from advances from related parties	20,000	98,500
Payments on advances from related parties	(41,084)	(18,350)
Proceeds from advances from third parties	10,000	10,000
Proceeds from sale of common stock	–	30,000

Net cash provided by financing activities from continuing operations	(11,084)	120,150
Net cash provided by financing activities from discontinued operations	–	–
Net cash provided by financing activities	(11,084)	120,150

Effect of foreign currency exchange	68,636	(334)

Net change in cash	370	(4,321)
Cash at beginning of period	167	4,436

Cash at end of period	$537	$115

Supplemental disclosure of cash flow information
Cash paid for interest	$3,250	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Series A preferred stock dividend	$59,738	$–
Expenses paid by related party credit cards	$38,928	$46,066
Common stock issued for the settlement of liabilities	$–	$36,875
Additions of assets under operating lease obligations	$–	$6,968
Disposition of assets, related party	$206,860	$–

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

Our primary focus is to explore and develop mineral properties in the United States. Effective March 31, 2020, we divested our subsidiary holding all of our international assets and plan to advance our Arizona silver project towards resource definition and eventual development, and possibly to acquire additional mineral rights and conduct additional exploration, development and permitting activities. Our mineral lease payments, permitting applications and exploration and development efforts will require additional capital. We rely upon the sale of our securities as well as advances and loans from executive management and significant shareholders to fund our operations as we have not generated any significant revenue.

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2019.

Our consolidated financial statements include our accounts and the accounts of our 100% owned subsidiary, Gulf + Western Industries, Inc. All intercompany transactions and balances have been eliminated. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including the discontinued operations presentation resulting from the disposition of the Company’s Mexico operations in March 2020. See Note 3.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At March 31, 2020 we had a working capital deficit, we had not yet generated any significant revenues or achieved profitable operations and we have accumulated losses of $12,236,873. We expect to incur further losses in the development of our business, all of which raises substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

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

On July 9, 2015, G+W entered into two Lease and Purchase Agreements (“Agreements”) with an individual that grant the Company certain exploration and mining rights for two patented lode claims located in the Silver District, La Paz County, Arizona. The Agreements provide for scheduled variable annual advance minimum royalty payments to the lessor. In addition, the Agreements have an initial term of 20 years, and provide for the purchase of the properties for $125,000 each during the term of the lease, net of any advance royalty payments made up to the date of the purchase. The Company paid the initial advance royalty payments totaling $3,000 and advance royalty payments of $3,000 to maintain these Agreements. Due to an uncertainty associated with the clarification of the legal title for these two patented lode claims, these payments have not been capitalized as mining rights, and therefore are included in exploration costs during the period in which the obligation was due. The lease requires annual payments totaling $1,000 until the legal title can be perfected.

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

Note 3 – Disposition of Business

On March 3, 2017 the Company entered into a Memorandum of Understanding (“MOU”) with Rose Petroleum plc (“Rose”), a multi-asset natural resource business, to purchase an operating floatation plant that also includes a precious metals leach circuit and associated assets, licenses and agreements (together, the “SDA Mill”) located in the State of Nayarit, Mexico.

Prior to closing, all of the assets and operations related to the SDA Mill were transferred to a newly incorporated entity, Minerales Vane 2 S.A. de C.V. (“Minerales Vane 2”). Effective November 30, 2017, the Company’s newly incorporated wholly-owned subsidiary, Magellan Acquisition Corporation (“MAC”), acquired 100% of the issued and outstanding shares of Minerales Vane 2 (“MV2”).

Effective March 31, 2020 the Company entered into an Agreement to Accept Collateral in Full Satisfaction of Obligations (the “Agreement”) with certain holders of Promissory Notes (the “Lenders”) due December 31, 2019 (the “Notes”) in the aggregate principal amount of $1.05 million. The Company is indebted under the Notes to the Lenders and the Company’s obligations to the Lenders are secured by a Stock Pledge and Security Agreement covering 100 shares of common stock of Magellan Acquisition Corporation and one (1) share of MV2 (the “Collateral”) held under a Collateral Agent Agreement. Magellan Acquisition Corp. and MV2 own the SDA Mill and El Dorado prospect in Nayarit, Mexico. The Notes matured on December 31, 2019 and    remain unpaid and in default. The Lenders have accelerated the Company’s indebtedness. Pursuant to terms set forth in the Agreement, the Lenders have agreed to accept the Collateral in full satisfaction of the Notes and unconditionally and irrevocably waive any entitlement or right to receive payment of (i) the initial 10% Financing Fee included in the principal amount of the Notes, (ii) the 5% Rollover Fee agreed to in an Allonge and Modification Agreement. The effective date of the Agreement was March 31, 2020.

As a result of this Agreement, the assets and liabilities of the MAC and MV2 operations have been reflected as assets and liabilities of discontinued operations in the Company’s consolidated balance sheets of March 31, 2020 and December 31, 2019 as follows:

	March 31, 2020	December 31, 2019

Cash	$–	$5,165
Prepaid expenses and other current assets	–	37,214
Current assets of discontinued operations	–	42,379
Mineral rights, net of impairment	–	101,672
Property, plant and equipment, net	–	973,930
Prepaid expenses and other assets	–	388,468
Other assets of discontinued operations	–	1,464,070
Total assets of discontinued operations	$–	1,506,449

Accounts payable	$–	$334,788
Accrued liabilities	–	145,766
Accrued interest - related parties	–	29,160
Accrued interest	–	23,377
Notes payable, related party	–	953,876
Notes payable, third party	–	115,500
Current liabilities of discontinued operations	–	1,602,467
Other long term liabilities	–	9,858
Asset retirement obligation	–	120,878
Long term liabilities of discontinued operations	–	130,736
Total liabilities of discontinued operations	$–	$1,733,203

The Agreement qualifies as a discontinued operation in accordance with U.S. GAAP. As a result, operating results and cash flows related to the MAC and MV2 operations have been reflected as discontinued operations in the Company’s consolidated statements of operations, consolidated statements of cash flows and consolidated statements of other comprehensive loss paid in capital due to the related party nature of transaction.

	March 31, 2020	March 31, 2019

Revenue	$–	$32,500
Cost of sales	–	(94,796)
General and administrative expenses	(29,693)	(45,396)
Operating loss	(29,693)	(107,692)
Net loss from discontinued operations	$(29,693)	$(107,692)

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

Note 5 – Notes Payable – Related Parties

On May 31, 2017 we entered into three short-term notes with Mr. Gibbs, Dr. Carson and Mr. Power in the principal amounts of $100,000, $25,000 and $25,000, respectively. The notes bear interest at 6% and matured on November 15, 2017. The note balances were subsequently rolled into the Series 2017 Notes. A total of $752 of interest is accrued on these notes as of March 31, 2020 and December 31, 2019, respectively.

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

The Series 2017 Notes were in default as of December 31, 2019. Consequently, on March 31, 2020, the Company entered into an Agreement to Accept Collateral in Full Satisfaction of Obligations (the “Agreement”) with the holders of the Series 2017 Notes (the “Lenders”) due December 31, 2019 in the aggregate principal amount of $1.14 million. The Company is indebted under the Series 2017 Notes to the Lenders and the Company’s obligations to the Lenders are secured by a Stock Pledge and Security Agreement covering 100 shares of common stock of MAC and one (1) share of MV2 (the “Collateral”) held under a Collateral Agent Agreement. MAC and MV2 own the SDA Mill and El Dorado prospect in Nayarit, Mexico. The Series 2017 Notes matured on December 31, 2019 and remain unpaid and in default. The Lenders have accelerated the Company’s indebtedness. Pursuant to terms set forth in the Agreement, the Lenders have agreed to accept the Collateral in full satisfaction of the Series 2017 Notes and unconditionally and irrevocably waive any entitlement or right to receive payment of (i) the initial 10% Financing Fee included in the principal amount of the Notes, (ii) the 5% Rollover Fee agreed to in an Allonge and Modification Agreement. The effective date of the Agreement was March 31, 2020.

Advances – related party

In the first quarter of 2020 Mr. Gibbs advanced $20,000 to the Company. During the three months ended, Mr. Power paid expenses using his personal credit card on behalf of the Company of $38,928 and the Company made repayments to Mr. Power and/or his credit card of $41,084 Amounts due to Mr. Gibbs and Powers related to cash advances and expense paid on behalf of the Company was $152,403 and $134,559 as of March 31, 2020 and December 31, 2019, respectively.

Note 6 – Notes payable

During the three months ended March 31, 2020, $10,000 was received from third parties with the intention to convert to shares in the Company. See Note 12.

As discussed in Note 5 – Notes Payable – Related Parties, on November 30, 2017 we entered into a series of secured promissory notes (“Series 2017 Notes”) with both related and unrelated parties in the aggregate amount of $1,155,000, including financing fees of $105,000 recorded as a discount to the notes.

The total of portion of the Series 2017 Notes from non-related parties totaled $110,000, including financing fees of $10,000 recorded as discount to the notes. The note maturity date was extended to December 31, 2019 in exchange for an increase in the principal balance of $5,500. As of December 31, 2019 the balance on the notes from non-related parties, net of unamortized discount of $0, was $115,500 with accrued interest of $23,377. On March 31, 2020, the Series 2017 Notes were settled. See Note 5.

Note 7 – Convertible Note Payable

Series 2018A and 2018B 10% Unsecured Convertible Notes

In 2018, the Company sold $205,000 of Series 2018A and $150,000 of Series B 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series A and Series B Notes are convertible into shares of Common Stock at a conversion price of $1.00 and $1.25, respectively, during the life of the Note. The Company evaluated the conversion option and concluded it was not required to be bifurcated as a derivative. The Company also concluded that no beneficial conversion feature was present at issuance. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes matured twelve (12) months from the date of issue but were extended at the option of the Company for an additional one (1) year. Within thirty (30) days following the closing of an offering, the Company has agreed to prepare and file a Registration Statement on Form S-1 registering the resale of the shares of Common Stock issuable upon conversion of the Notes. Of the Series A issuance, $150,000 was sold to a related party, Mr. Gibbs. In December 2019, $25,000 of Series 2018A 10% Unsecured Convertible Notes and $2,039 of accrued interest were converted into 27,039 shares of common stock at a conversion price of $1.00 per share. As of March 31, 2020, the balance due under the Series 2018A and 2018B notes is $180,000 in principal and $23,354 in accrued interest.

Series 2019A 10% Unsecured Convertible Notes

In 2019 the Company sold $135,000 of Series 2019A 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series 2019A Notes are convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The lenders were issued 100,000 common stock warrants with an exercise price of $2.00 per share. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in August and December 2019. The $135,000 debt discount is amortized over the term of the loan. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes mature twelve (12) months from the date of issue. The maturity date can be extended at the option of the Company for an additional one (1) year. Amortization expense of $34,371 was recognized during the three months ended March 31, 2020. As of March 31, 2020, the balance due under these notes net of unamortized discount of $53,212, is $81,788, with accrued interest of $6,165.

On October 1, 2019, the Company sold a 10% Unsecured Convertible Note for $145,978 due on demand to settle accounts payable. The purchase price of the 10% Unsecured Convertible Note is equal to the principal amount of the Note. The 10% Unsecured Convertible Note is convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital in October 2019. The debt discount will be amortized over the term of the loan. The 10% Unsecured Convertible Note will accrue interest at the rate of 10% per annum payable quarterly, accruing from the date of issuance. Amortization expense of $145,978 was recognized during the year ended December 31, 2019. As of March 31, 2020, the balance due under these notes net of unamortized discount of $0, is $145,978, with accrued interest of $7,279.

Note 8 – Stockholders’ Deficit

On December 9, 2019, the Company entered into a three month consulting agreement and paid $25,000. In addition, the Company issued 100,000 warrants with an exercise price of $1.00 per share that expire on December 9, 2020. During the three months ended March 31, 2020, the Company recognized $76,650 of expense related to the warrants issued from this agreement.

In January 2019, 40,000 shares were issued for services rendered pursuant to an investor relations agreement. The shares were valued at $1.10, the closing price of the Company’s stock on December 31, 2018. The services will be provided over a two year service period. During the three months ended March 31, 2020 and 2019 the Company recognized $5,500 of expense related to these shares.

Stock Options and the 2017 Equity Incentive Plan:

Under the 2017 Equity Incentive Plan, the Company is authorized to grant rights to acquire up to a maximum of 200,000 shares of common stock. The 2017 Plan provides for the grant of (1) both incentive and nonstatutory stock options, (2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights. As of March 31, 2020, the Company had 128,000 shares available for future grant.

Stock option activity within the 2017 Equity Incentive Plan and warrant activity outside the plan, for the three months ended March 31, 2020 is as follows:

	Stock Options		Stock Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	72,000	$2.00	335,000	$1.70
Granted	–	–	–	–
Cancelled	–	–	–	–
Expired	–	–	–	–
Exercised	–	–	–	–
Outstanding at March 31, 2020	72,000	$2.00	335,000	$1.70
Exercisable at March 31, 2020	72,000	$2.00	335,000	$1.70

As of March 31, 2020, the outstanding stock options have a weighted average remaining term of 7.58 years and $0 intrinsic value, and the outstanding stock warrants have a weighted average remaining term of 0.52 years and an intrinsic value of $0.

Note 9 - Commitments and Contingencies

Mining Claims

As part of our acquisition of the Silver District properties from Columbus Exploration, we assumed the Red Cloud lease whose initial term expires in August 2026. The lease requires annual advance minimum royalty payments of $10,000 through the term of the lease due on the annual anniversary of the agreement. The lease is also subject to a 2% net production royalty to be paid to the lessor from the sale of precious metals extracted from the leased property. In order to maintain the BLM lode and mill site claims, annual payments are required before the end of August of each year. Payments are also due annually on two patented claims we leased in July 2015 subject to a minimum annual payment of $1,000 until their title can be perfected and on our Arizona State Minerals Exploration Permit. As of March 31, 2020, all of these claims and leases are in good standing.

Note 10 – Executive Employment Agreement

Effective June 1, 2019, the Company and David E. Drips, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Drips, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 10,000 units for each month of service. The units will vest upon successful completion of a $1.25 million financing on or before November 30, 2019. Upon settlement if the common stock is less than $1.50 addition shares will be issued such that each month of service will have a value of $15,000. The agreement was extended through May 31, 2020 and eliminated the $1.25 million in financing as a condition of vesting and clarified that a total of 120,000 shares of stock will be issued to settle all services received. As of March 31, 2020, $92,000 has been accrued under this arrangement.

On June 2, 2020, the Company received the written resignation of David E. Drips as President, CEO and Director of the Company, effective May 31, 2020.

Note 11- Related Party Transactions

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

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	March 31, 2020	December 31, 2019
Accrued interest payable - Mr. Gibbs	$–	$11,973
Accrued interest payable - Mr. Power	–	11,342
Accrued interest payable - Dr. Carson	752	6,597
	$752	$29,912

The accrued interest related to the Series 2017 Notes was settled on March 31, 2020. See Note 5.

Other

The Company entered into a verbal agreement with Ms. Seijas de Drips, the CEO’s spouse, for consulting services specifically related to the Company’s operations in Mexico, from July through December 2019 for $5,000 per month. At March 31, 2020, $30,000 of consulting fees related to this agreement were accrued in accounts payable – related party.

Note 12 – Subsequent Events

In May 2020, the Company sold $150,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 75,000 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. The Company will evaluate the conversion option to determine if beneficial conversion feature is present at issuance. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. A related party purchased $50,000 of the 2020A notes.

On May 31, 2020 the Company agreed to issue 86,270 common shares and warrants to settle liabilities related to services provided in 2019 and 2020 of $17,254. In addition, the Company agreed to issue 637,500 common shares and warrants to settle advances from third parties of $127,500 and 1,183,635 common shares and warrants to settle convertible notes payable of $236,727 including accrued interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Magellan,” “we,” “our,” and “us” to refer to Magellan Gold Corporation.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and our interim unaudited financial statements and notes thereto included with this report in Part I, Item 1.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in China. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The outbreak has now spread to the United States and infections have been reported globally.

The COVID-19 pandemic is rapidly evolving. The information in this Annual Report is based on data currently available to us and will likely change as the pandemic progresses. As COVID-19 continues to spread throughout areas in which we operate, we believe the outbreak has the potential to have a material negative impact on our operating results and financial condition.  The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our operators, employees and vendors, and the impact on the Company’s ability to obtain debt and equity financing to fund ongoing exploration activities, all of which are uncertain and cannot be predicted.  Given these uncertainties, we cannot reasonably estimate the related impact to our business, operating results and financial condition.

We expect the trends highlighted above with respect to the impact of the COVID-19 pandemic to continue and, in some cases, accelerate. The extent of the COVID-19 pandemic’s continued effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, the pace at which jurisdictions across the country re-open and restrictions begin to lift, the availability of government financial support to our business, tenants and operators and whether a resurgence of the outbreak occurs. Due to these uncertainties, we are not able at this time to estimate the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows but it could be material.

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

In August 2012, we entered into an option agreement and subsequently purchased the “Silver District” project consisting of 85 unpatented lode mining claims, 4 patented lode claims, a  n Arizona State Exploration Permit of 154.66 acres and 23 unpatented mill site claims, totaling over 2,000 acres in La Paz County, Arizona. Since our acquisition, we have increased our land position in the Silver District by staking two unpatented lode mining claims, leased two additional patented claims and have increased our Arizona State Exploration Permit to 334.85 acres.

On September 30, 2014, we formed and organized a new wholly-owned subsidiary, Gulf + Western Industries, Inc., a Nevada corporation (“Gulf+Western” or “G+W”), to own our Silver District mining interests. On October 1, 2014 we completed the transfer of those assets from Magellan to G+W. At the time of the transfer, Magellan owned all the outstanding common stock of G+W.

Our primary focus is to explore and develop mineral properties in the United States. Effective March 31, 2020, we divested our subsidiary holding all of our international assets and plan to advance our Arizona silver project towards resource definition and eventual development, and possibly to acquire additional mineral rights and conduct additional exploration, development and permitting activities. Our mineral lease payments, permitting applications and exploration and development efforts will require additional capital. We rely upon the sale of our securities as well as advances and loans from executive management and significant shareholders to fund our operations as we have not generated any significant revenue.

Effective March 31, 2020 the Company entered into an Agreement to Accept Collateral in Full Satisfaction of Obligations (the “Agreement”) with certain holders of Promissory Notes (the “Lenders”) due December 31, 2019 (the “Notes”) in the aggregate principal amount of $1.05 million. The Company is indebted under the Notes to the Lenders and the Company’s obligations to the Lenders are secured by a Stock Pledge and Security Agreement covering 100 shares of common stock of Magellan Acquisition Corporation and one (1) share of MV2 (the “Collateral”) held under a Collateral Agent Agreement. Magellan Acquisition Corp. and MV2 own the SDA Mill and El Dorado prospect in Nayarit, Mexico. The Notes matured on December 31, 2019 and   remain unpaid and in default. The Lenders have accelerated the Company’s indebtedness. Pursuant to terms set forth in the Agreement, the Lenders have agreed to accept the Collateral in full satisfaction of the Notes and unconditionally and irrevocably waive any entitlement or right to receive payment of (i) the initial 10% Financing Fee included in the principal amount of the Notes, (ii) the 5% Rollover Fee agreed to in an Allonge and Modification Agreement. The effective date of the Agreement was March 31, 2020

As a result of this Agreement, the assets, liabilities and operations of the MAC and MV2 have been reflected as discontinued operations in the Company’s consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows and consolidated statements of other comprehensive income (loss) for the periods presented.

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including the discontinued operations presentation resulting from the disposition of the Company’s Mexico operations in March 2020.

Results of Operations for the three months Ended March 31, 2020 and 2019

	Three months ended March 31,
	2020	2019

Operating costs and expenses:
General and administrative expenses	$169,985	$156,660
Total operating expenses	169,985	156,660

Loss from continuing operations	169,985	156,660

Other income (expense)
Interest expense	(74,732)	(74,005)
Change in fair value	–	1,466
Total other income (expense)	(74,732)	(72,539)

Net loss from continuing operations	(244,717)	(229,199)

Net loss from discontinued operations, net of tax	(29,693)	(107,692)

Net loss	$(274,410)	$(336,891)

Operating expenses

During the three months ended March 31, 2020, our total operating expenses included general and administrative expenses of $169,985 as compared to $156,660 during the three months ended March 31, 2019. The $13,325 increase is primarily associated with increases in consulting and transfer agent fees offset with decreases accounting and audit fees, investor relations and other administrative costs.

Interest expense

Interest expense for the three months ended March 31, 2020 and 2019 totaled $74,732 and $74,005, respectively. Interest expense for the current period is attributable primarily to our amortization of debt discount, related party line of credit, related party notes payable, notes payable, related party convertible notes and convertible notes.

Discontinued operations

The net loss from discontinued operations during the three months ended March 31, 2020 and 2019 totaled $29,693 and $107,692, respectively. Net loss from discontinued operations represent the Mexico operations that were disposed of in March 2020. The $77,999 change is due to the limited operations of the Mexico assets in 2020.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At March 31, 2020, we had not yet generated sufficient revenues or achieved profitable operations and we have accumulated losses of $12,236,873. We expect to incur further losses in the development of our business, all of which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

During the three months ended March 31, 2020, the Company entered into an Agreement to Accept Collateral in Full Satisfaction of Obligations with the holders of the Series 2017 Notes due December 31, 2019 in the aggregate principal amount of $1.14 million.

Additionally, the Company received $30,000 of proceeds from advances from related and third parties.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock but cannot assure that any future financings will occur.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities from continuing operations	$(7,597)	$(32,994)
Net cash used in operating activities from discontinued operations	(49,585)	(41,143)
Net cash used in operating activities	(57,182)	(74,137)

Net cash used in investing activities from continuing operations	–	–
Net cash used in investing activities from discontinued operations	–	(50,000)
Net cash used in investing activities	–	(50,000)

Net cash provided by financing activities from continuing operations	(11,084)	120,150
Net cash provided by financing activities from discontinued operations	–	–
Net cash provided by financing activities	(11,084)	120,150

Effect of foreign currency exchange	68,636	(334)

Net change in cash and cash equivalents	370	(4,321)
Cash and cash equivalents beginning of period	167	4,436

Cash and cash equivalents end of period	$537	$115

At March 31, 2020, we had $537 in cash and a $1,137,593 working capital deficit. This compares to cash of $167 and a working capital deficit of $2,494,426 at December 31, 2019.

Net cash used in operating activities from continuing operations during the three months ended March 31, 2020 was $7,597 and was mainly comprised of our $244,717 net loss during the period, adjusted by a non-cash charges of $82,150 of stock compensation and accretion of discounts on notes payable of $34,371. In addition, it reflects changes in operating assets and liabilities of $120,599.

Net cash used in operating activities from discontinued operations of $49,585 related to the Mexico operations which was disposed of on March 31, 2020.

During the three months ended March 31, 2020, net cash provided by financing activities from continuing operations was $11,084 comprised of $20,000 proceeds from related parties, $10,000 proceeds from third parties and $41,084 payments on advances from related parties.

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

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the three months ended March 31, 2020 and 2019, potential common shares associated with convertible notes payable and outstanding warrants to purchase common stock have been omitted from the net loss per common share computation as they are anti-dilutive due to the net loss for these periods.

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

Recently Adopted Accounting Standards

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to lack of segregation of duties, a limited corporate governance structure, and lack of a formal review process that includes multiple levels of review as discussed in Item 9A of our Form 10-K for the fiscal year ended December 31, 2019.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. to Part I. of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Dated: June 23, 2020

MAGELLAN GOLD CORPORATION

By: /s/ John C. Power

John C. Power

President, Chief Executive Officer

(Principal Executive Officer)

By: /s/ John C. Power

John C. Power

Interim Chief Financial Officer

(Principal Accounting Officer)

