Form 10-Q
period 2020-06-30
MAGELLAN GOLD Corp
filed 2020-07-30
CIK 1515317

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-54658

MAGELLAN GOLD CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-3566922 (IRS Employer Identification Number)

2010-A Harbison Dr., PMB#312 Vacaville, CA 95687 (Address of principal executive offices)	87102 (Zip Code)

Registrant's telephone number, including area code: (707) 291-6198

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

On July 28, 2020, there were 5,608,447 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

MAGELLAN GOLD CORPORATION

Form 10-Q June 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash	$53,530	$167
Prepaid expenses and other current assets	4,833	18,667
Current assets of discontinued operations	–	42,379

Total current assets	58,363	61,213

Other assets:
Other assets of discontinued operations	–	1,464,070

Total assets	$58,363	$1,525,283

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$94,343	$75,792
Accounts payable - related party	30,000	30,000
Accrued liabilities	386,346	280,870
Convertible note payable - related party	8,197	–
Convertible note payable - third party	298,061	373,395
Accrued interest - related parties	1,333	752
Accrued interest	20,376	25,305
Advances payable - related party	46,055	134,559
Advances payable - third party	–	32,500
Current liabilities of discontinued operations	–	1,602,466

Total current liabilities	884,711	2,555,639

Long term liabilities:
Long term liabilities of discontinued operations	–	130,735

Total liabilities	884,711	2,686,374

Commitments and contingencies

Shareholders' deficit:
Preferred shares, $10.00 stated value, 2,500,000 shares authorized, 242,269 shares issued and outstanding	2,422,690	2,422,690
Common shares, $0.001 par value; 1,000,000,000 shares authorized, 5,608,447 and 3,651,042 shares issued and outstanding, respectively	5,609	3,651
Additional paid-in capital	11,288,608	8,383,929
Accumulated other comprehensive loss	–	(68,636)
Accumulated deficit	(14,543,255)	(11,902,725)
Shareholders' deficit	(826,348)	(1,161,091)

Total liabilities and shareholders' deficit	$58,363	$1,525,283

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating expenses:
Exploration costs	$1,000	$–	$1,000	$–
General and administrative expenses	123,136	293,264	293,121	449,924

Total operating expenses	124,136	293,264	294,121	449,924

Loss from continuing operations	(124,136)	(293,264)	(294,121)	(449,924)

Other income (expense):
Interest expense	(74,241)	(96,026)	(148,973)	(170,031)
Other income	26,980	–	26,980	–
Loss on settlement of liabilities	(765,659)	–	(765,659)	–
Loss on conversion of debt	(1,309,588)	–	(1,309,588)	–
Change in fair value	–	1,256	–	2,722

Total other income (expense)	(2,122,508)	(94,770)	(2,197,240)	(167,309)

Net loss from continuing operations	(2,246,644)	(388,034)	(2,491,361)	(617,233)

Net loss from discontinued operations, net of tax	–	(127,184)	(29,693)	(234,876)

Net loss	(2,246,644)	(515,218)	(2,521,054)	(852,109)

Series A preferred stock dividend	(59,738)	–	(119,476)	–

Net loss attributable to common shareholders	(2,306,382)	(515,218)	(2,640,530)	(852,109)

Other comprehensive income:
Foreign currency translation	–	9,871	68,636	20,088
Total other comprehensive income	–	9,871	68,636	20,088

Net comprehensive loss	$(2,306,382)	$(505,347)	$(2,571,894)	$(832,021)

Basic and diluted net loss per common share:
Continuing operations	$(0.54)	$(0.11)	$(0.66)	$(0.18)
Discontinued operations	$–	$(0.03)	$(0.01)	$(0.06)
Net loss attributable to common shareholders	$(0.54)	$(0.14)	$(0.67)	$(0.24)

Basic and diluted weighted-average:
common shares outstanding	4,289,621	3,558,014	3,968,568	3,478,800

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

Consolidated Statements of Shareholders' Deficit

For the six months ended June 30, 2020 and 2019

(unaudited)

					Additional	Accumulated Other
	Preferred Stock		Common Stock		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Income (Loss)	Deficit	Total

Balance, December 31, 2019	242,269	$2,422,690	3,651,042	$3,651	$8,383,929	$(68,636)	$(11,902,725)	$(1,161,091)

Stock issued for services	–	–	–	–	5,500	–	–	5,500
Stock based compensation	–	–	–	–	76,650	–	–	76,650
Series A preferred stock dividend	–	–	–	–	–	–	(59,738)	(59,738)
Disposition of assets, related party	–	–	–	–	206,860	–	–	206,860
Net loss	–	–	–	–	–	–	(274,410)	(274,410)
Other comprehensive income	–	–	–	–	–	68,636	–	68,636
Balance, March 31, 2020	242,269	$2,422,690	3,651,042	$3,651	8,672,939	$–	$(12,236,873)	$(1,137,593)

Debt discount from warrants and beneficial conversion feature	–	–	–	–	102,263	–	–	102,263
Stock issued for services	–	–	–	–	5,500	–	–	5,500
Stock and warrants issued for liabilities	–	–	773,770	774	962,774	–	–	963,548
Stock and warrants issued for convertible notes and accrued interest	–	–	1,183,635	1,184	1,545,132	–	–	1,546,316
Series A preferred stock dividend	–	–	–	–	–	–	(59,738)	(59,738)
Net loss	–	–	–	–	–	–	(2,246,644)	(2,246,644)
Balance, June 30, 2020	242,269	$2,422,690	5,608,447	$5,609	11,288,608	$–	$(14,543,255)	$(826,348)

Balance, December 31, 2018	–	$–	3,264,752	$3,265	$4,310,699	$(108,858)	$(6,706,524)	$(2,501,418)

Sales of common stock and warrants	–	–	30,000	30	29,970	–	–	30,000
Stock issued for services	–	–	60,000	60	35,040	–	–	35,100
Stock issued for liabilities	–	–	21,692	22	37,611	–	–	37,633
Stock issued for deemed dividend	–	–	45,559	45	(45)	–	–	–
Net loss	–	–	–	–	–	–	(336,891)	(336,891)
Other comprehensive income	–	–	–	–	–	10,217	–	10,217
Balance, March 31, 2019	–	–	3,422,003	3,422	4,413,275	(98,641)	(7,043,415)	(2,725,359)

Stock issued for services	–	–	177,000	177	154,323	–	–	154,500
Net loss	–	–	–	–	–	–	(515,218)	(515,218)
Other comprehensive loss	–	–	–	–	–	9,871	–	9,871
Balance, June 30, 2019	–	$–	3,599,003	$3,599	4,567,598	$(88,770)	$(7,558,633)	$(3,076,206)

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months ended June 30,
	2020	2019
Operating activities:
Net loss from continuing operations	$(2,491,361)	$(852,109)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Accretion of discounts on notes payable	95,126	5,516
Stock based compensation	87,650	189,600
Loss on settlement of liabilities	2,118,383	758
Gain on investment	–	(2,722)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	13,834	(8,000)
Accounts payable and accrued liabilities	91,585	206,880
Accrued interest	22,379	79,842

Net cash used in operating activities from continuing operations	(62,404)	(380,235)
Net cash used in operating activities from discontinued operations	(49,585)	235,624
Net cash used in operating activities	(111,989)	(144,611)

Investing activities:
Net cash used in investing activities from continuing operations	–	–
Net cash used in investing activities from discontinued operations	–	(75,000)
Net cash used in investing activities	–	(75,000)

Financing activities:
Payments on convertible debt from third parties	(10,000)	–
Proceeds from convertible debt from third parties	110,000	–
Proceeds from convertible debt from related parties	50,000	–
Proceeds from advances from related parties	20,000	232,800
Payments on advances from related parties	(83,284)	(77,371)
Proceeds from advances from third parties	10,000	32,500
Proceeds from sale of common stock	–	30,000

Net cash provided by financing activities from continuing operations	96,716	217,929
Net cash provided by financing activities from discontinued operations	–	–
Net cash provided by financing activities	96,716	217,929

Effect of foreign currency exchange	68,636	(2,359)

Net change in cash	53,363	(4,041)
Cash at beginning of period	167	4,436
Cash at end of period	$53,530	$395

Supplemental disclosure of cash flow information
Cash paid for interest	$3,250	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Series A preferred stock dividend	$119,476	$–
Expenses paid by related party credit cards	$69,780	$70,795
Common stock and warrants issued for the settlement of liabilities	$137,500	$36,875
Additions of assets under operating lease obligations	$–	$6,968
Disposition of assets, related party	$206,860	$–
Conversion of debt and accrued interest	$236,727	$–
Discounts on convertible notes	$102,263	$–
Common stock issued for accounts payable	$17,254	$–

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

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2019.

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

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At June 30, 2020 we had a working capital deficit, we had not yet generated any significant revenues or achieved profitable operations and we have accumulated losses of $14,543,255. We expect to incur further losses in the development of our business, all of which raises substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

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

In January 2020, NVX accepted the terms of the LOI and paid the Company $25,000. NVX had until May 11, 2020 to exercise their option to acquire the Silver District project under these terms. NVX did not exercise their option on May 11, 2020 and Magellan retained the $25,000 payment as liquidated damages which was recorded in other income.

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

As of June 30, 2020, the Company recognized $206,860 in additional paid in capital related to the disposition on asset to related parties.

As a result of this Agreement, the assets and liabilities of the MAC and MV2 operations have been reflected as assets and liabilities of discontinued operations in the Company’s consolidated balance sheets as of June 30, 2020 and December 31, 2019 as follows:

	June 30, 2020	December 31, 2019

Cash	$–	$5,165
Prepaid expenses and other current assets	–	37,214
Current assets of discontinued operations	–	42,379
Mineral rights, net of impairment	–	101,672
Property, plant and equipment, net	–	973,930
Prepaid expenses and other assets	–	388,468
Other assets of discontinued operations	–	1,464,070
Total assets of discontinued operations	$–	1,506,449

Accounts payable	$–	$334,788
Accrued liabilities	–	145,766
Accrued interest - related parties	–	29,160
Accrued interest	–	23,377
Notes payable, related party	–	953,876
Notes payable, third party	–	115,500
Current liabilities of discontinued operations	–	1,602,467
Other long term liabilities	–	9,858
Asset retirement obligation	–	120,878
Long term liabilities of discontinued operations	–	130,736
Total liabilities of discontinued operations	$–	$1,733,203

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

	June 30, 2020	June 30, 2019

Revenue	$–	$32,500
Cost of sales	–	(168,645)
General and administrative expenses	(29,693)	(96,488)
Operating loss	(29,693)	(232,633)
Other expense	–	(2,243)
Net loss from discontinued operations	$(29,693)	$(234,876)

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

Note 5 – Notes Payable – Related Parties

On May 31, 2017, we entered into three short-term notes with Mr. Gibbs, Dr. Carson and Mr. Power in the principal amounts of $100,000, $25,000 and $25,000, respectively. The notes bear interest at 6% and matured on November 15, 2017. The note balances were subsequently rolled into the Series 2017 Notes. A total of $752 of interest is accrued on these notes as of June 30, 2020 and December 31, 2019, respectively.

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

Unsecured advances – related party

During the six months ended June 30, 2020, Mr. Gibbs advanced $20,000 to the Company. During the six months ended, Mr. Power paid expenses using his personal credit card on behalf of the Company of $69,780 and the Company made repayments to Mr. Power and/or his credit card of $83,284. On May 31, 2020, the Company issued 475,000 shares of common stock to Mr. Gibbs with a fair value of $332,500 for the settlement of advances in the amount of $95,000, resulting in a loss on settlement of $237,500. In addition, the Company issued 475,000 warrants exercisable for a period of twelve months at an exercise price of $0.20 per share. The Company recognized an additional $288,046 loss related to the issuance of warrants for the settlement of liabilities. Amounts due to Mr. Gibbs and Powers related to cash advances and expense paid on behalf of the Company was $46,055 and $134,559 as of June 30, 2020 and December 31, 2019, respectively.

Note 6 – Notes payable

During the six months ended June 30, 2020, $10,000 was received from third parties with the intention to convert to shares in the Company. On May 31, 2020, the Company converted $42,500 of advances from third parties into 212,500 shares of common stock. The common shares had a fair value of $153,750, resulting in a loss on settlement of $111,250. In addition, the Company issued 212,500 warrants exercisable for a period of twelve months at an exercise price of $0.20 per share. The Company recognized an additional $128,863 loss related to the issuance of warrants for the settlement of liabilities.

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

Note 7 – Convertible Note Payable

Series 2018A and 2018B 10% Unsecured Convertible Notes

In 2018, the Company sold $205,000 of Series 2018A and $150,000 of Series B 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series A and Series B Notes are convertible into shares of Common Stock at a conversion price of $1.00 and $1.25, respectively, during the life of the Note. The Company evaluated the conversion option and concluded it was not required to be bifurcated as a derivative. The Company also concluded that no beneficial conversion feature was present at issuance. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes matured twelve (12) months from the date of issue but were extended at the option of the Company for an additional one (1) year. Within thirty (30) days following the closing of an offering, the Company has agreed to prepare and file a Registration Statement on Form S-1 registering the resale of the shares of Common Stock issuable upon conversion of the Notes. Of the Series A issuance, $150,000 was sold to a related party, Mr. Gibbs. In December 2019, $25,000 of Series 2018A 10% Unsecured Convertible Notes and $2,039 of accrued interest were converted into 27,039 shares of common stock at a conversion price of $1.00 per share. On May 31, 2020, the Company converted $150,000 of principal and $22,412 of accrued interest into 862,055 shares of common stock. The common shares had a fair value of $603,439, resulting in a loss on conversion of debt of $431,028. In addition, the Company issued 862,055 warrants exercisable for a period of twelve months at an exercise price of $0.20 per share. The Company recognized an additional $522,761 loss related to the issuance of warrants for the conversion of debt. As of June 30, 2020, the balance due under the Series 2018A and 2018B notes is $30,000 in principal and $4,198 in accrued interest.

Series 2019A 10% Unsecured Convertible Notes

In 2019 the Company sold $135,000 of Series 2019A 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series 2019A Notes are convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The lenders were issued 100,000 common stock warrants with an exercise price of $2.00 per share. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in August and December 2019. The $135,000 debt discount is amortized over the term of the loan. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes mature twelve (12) months from the date of issue. The maturity date can be extended at the option of the Company for an additional one (1) year. Amortization expense of $78,361 was recognized during the six months ended June 30, 2020. On May 31, 2020, the Company converted $60,000 of principal and $4,316 of accrued interest into 321,580 shares of common stock. The common shares had a fair value of $225,106, resulting in a loss on conversion of debt of $160,790. In addition, the Company issued 321,580 warrants exercisable for a period of twelve months at an exercise price of $0.20 per share. The Company recognized an additional $195,010 loss related to the issuance of warrants for the conversion of debt.

As of June 30, 2020, the balance due under these notes net of unamortized discount of $9,222, is $65,778, with accrued interest of $4,721.

On October 1, 2019, the Company sold a 10% Unsecured Convertible Note for $145,978 due on demand to settle accounts payable. The purchase price of the 10% Unsecured Convertible Note is equal to the principal amount of the Note. The 10% Unsecured Convertible Note is convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital in October 2019. The debt discount will be amortized over the term of the loan. The 10% Unsecured Convertible Note will accrue interest at the rate of 10% per annum payable quarterly, accruing from the date of issuance. Amortization expense of $145,978 was recognized during the year ended December 31, 2019. As of June 30, 2020, the balance due under these notes net of unamortized discount of $0, is $145,978, with accrued interest of $10,918.

Series 2020A 10% Unsecured Convertible Notes

In May 2020, the Company sold $150,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 75,000 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. A related party purchased $50,000 of the 2020A notes. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital in May 2020. The $102,265 debt discount will be amortized over the term of the loan. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. Amortization expense of $16,765 was recognized during the six months ended June 30, 2020. As of June 30, 2020, the balance due to a related party under these notes net of unamortized discount of $41,803, is $8,197, with accrued interest of $581. As of June 30, 2020, the balance due to a third party under these notes net of unamortized discount of $43,697, is $56,303, with accrued interest of $1,162.

Note 8 – Stockholders’ Deficit

On May 31, 2020, the Company agreed to issue 86,270 common shares to settle of accounts payable related to services provided in 2019 and 2020 of $17,254. The common shares had a fair value of $60,389 resulting in a loss on settlement of accounts payable of $43,135.

On May 31, 2020, the Company agreed to issue 687,500 common shares and warrants to settle advances from third parties of $42,500 and settle advances from related parties of $95,000. Additionally, the Company issued 1,183,635 common shares and warrants to settle convertible notes payable of $236,727 including accrued interest.

On December 9, 2019, the Company entered into a three month consulting agreement and paid $25,000. In addition, the Company issued 100,000 warrants with an exercise price of $1.00 per share that expire on December 9, 2020. During the six months ended June 30, 2020, the Company recognized $76,650 of expense related to the warrants issued from this agreement.

During the six months ended June 30, 2020, the Company accrued $119,476 for the Series A preferred stock dividend.

In January 2019, 40,000 shares were issued for services rendered pursuant to an investor relations agreement. The shares were valued at $1.10, the closing price of the Company’s stock on December 31, 2018. The services will be provided over a two year service period. During the six months ended June 30, 2020 and 2019 the Company recognized $11,000 of expense related to these shares.

Stock Options and the 2017 Equity Incentive Plan:

Under the 2017 Equity Incentive Plan, the Company is authorized to grant rights to acquire up to a maximum of 200,000 shares of common stock. The 2017 Plan provides for the grant of (1) both incentive and nonstatutory stock options, (2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights. As of June 30, 2020, the Company had 128,000 shares available for future grant.

Stock option activity within the 2017 Equity Incentive Plan and warrant activity outside the plan, for the six months ended June 30, 2020 is as follows:

	Stock Options		Stock Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	72,000	$2.00	335,000	$1.70
Granted	–	–	1,946,135	0.21
Cancelled	–	–	–	–
Expired	–	–	–	–
Exercised	–	–	–	–
Outstanding at June 30, 2020	72,000	$2.00	2,281,135	$0.43
Exercisable at June 30, 2020	72,000	$2.00	2,281,135	$0.43

As of June 30, 2020, the outstanding stock options have a weighted average remaining term of 7.33 years and $0 intrinsic value, and the outstanding stock warrants have a weighted average remaining term of 0.95 years and an intrinsic value of $1,047,874.

Note 9 - Commitments and Contingencies

Mining Claims

As part of our acquisition of the Silver District properties from Columbus Exploration, we assumed the Red Cloud lease whose initial term expires in August 2026. The lease requires annual advance minimum royalty payments of $10,000 through the term of the lease due on the annual anniversary of the agreement. The lease is also subject to a 2% net production royalty to be paid to the lessor from the sale of precious metals extracted from the leased property. In order to maintain the BLM lode and mill site claims, annual payments are required before the end of August of each year. Payments are also due annually on two patented claims we leased in July 2015 subject to a minimum annual payment of $1,000 until their title can be perfected and on our Arizona State Minerals Exploration Permit. As of June 30, 2020, all of these claims and leases are in good standing.

Note 10 – Executive Employment Agreement

Effective June 1, 2019, the Company and David E. Drips, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Drips, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 10,000 units for each month of service. The units will vest upon successful completion of a $1.25 million financing on or before November 30, 2019. Upon settlement if the common stock is less than $1.50 addition shares will be issued such that each month of service will have a value of $15,000. The agreement was extended through May 31, 2020 and eliminated the $1.25 million in financing as a condition of vesting and clarified that a total of 120,000 shares of stock will be issued to settle all services received. As of June 30, 2020, $78,000 has been accrued under this arrangement.

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

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	June 30, 2020	December 31, 2019
Accrued interest payable - Mr. Gibbs	$581	$11,973
Accrued interest payable - Mr. Power	–	11,342
Accrued interest payable - Dr. Carson	752	6,597
	$1,333	$29,912

The accrued interest related to the Series 2017 Notes was settled on March 31, 2020. See Note 5.

Other

The Company entered into a verbal agreement with Ms. Seijas de Drips, the CEO’s spouse, for consulting services specifically related to the Company’s operations in Mexico, from July through December 2019 for $5,000 per month. At June 30, 2020, $30,000 of consulting fees related to this agreement were accrued in accounts payable – related party.

Note 12 – Subsequent Events

On July 1, 2020, the Company entered into a Stock Purchase Agreement to acquire Clearwater Gold Mining Corporation (“Clearwater”) which owns certain unpatented mining claims in Idaho County, Idaho that include the historic Center Star Gold Mine near Elk City, Idaho. Gregory Schifrin, a Director of the Company, is the sole shareholder of Clearwater. The Company will be evaluating the historic mine data to assess the potential to develop a gold resource at Center Star. The project area is located 45 miles from Grangeville, Idaho and near the town of Elk City, Idaho. In consideration for 100% of the issued and outstanding shares of Clearwater, the Company has agreed to pay Clearwater’s sole shareholder 1,000,000 shares of Magellan common stock, $125,000 convertible note and $25,000 in cash. The 3% secured convertible note matures on July 1, 2022 and is convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note.

In July 2020 the Company entered into two agreements with investor relations firms under which the Company agreed to issue an aggregate of 500,000 shares of common stock; 200,000 shares under a Services Agreement and 300,000 shares under a Consulting Agreement. The Services Agreement is $7,500 per month and has a term of twelve months The Consulting Agreement is $7,500 per month and has an initial term of six months. If the Consulting Agreement is not terminated at least thirty days prior to the end of the initial term, the term will continue for an additional six months.

On July 21, 2020, the Company entered into a Stock Purchase agreement with Tri Power Resources, LLC to sell 1,000 shares representing 100% ownership of Gulf+Western Industries, Inc. to Tri Power in consideration for the return and cancellation of 50,000 shares of the Company’s Series A Preferred Stock with a stated value of $10 per share. John Gibbs, a majority shareholder in the Company, is the Managing Member and Chief Executive Officer of Tri Power Resources, LLC.

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

The COVID-19 pandemic is rapidly evolving. The information in this Quarterly Report is based on data currently available to us and will likely change as the pandemic progresses. As COVID-19 continues to spread throughout areas in which we operate, we believe the outbreak has the potential to have a material negative impact on our operating results and financial condition. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our operators, employees and vendors, and the impact on the Company’s ability to obtain debt and equity financing to fund ongoing exploration activities, all of which are uncertain and cannot be predicted. Given these uncertainties, we cannot reasonably estimate the related impact to our business, operating results and financial condition.

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

Results of Operations for the three months Ended June 30, 2020 and 2019

	Three Months Ended June 30,
	2020	2019
Operating expenses:
Exploration costs	$1,000	$–
General and administrative expenses	123,136	293,264
Total operating expenses	124,136	293,264

Loss from continuing operations	124,136	293,264

Other income (expense)
Interest expense	(74,241)	(96,026)
Other income	26,980	–
Loss on settlement of liabilities	(765,659)	–
Loss on conversion of debt	(1,309,588)	–
Change in fair value	–	1,256
Total other income (expense)	(2,122,508)	(94,770)

Net loss from continuing operations	(2,246,644)	(388,034)

Net loss from discontinued operations, net of tax	–	(127,184)

Net loss	$(2,246,644)	$(515,218)

Operating expenses

During the three months ended June 30, 2020, our total operating expenses included general and administrative expenses of $124,136 as compared to $293,264 during the three months ended June 30, 2019. The $169,128 change is primarily associated with decreases in investor relations and officer compensation offset with increases in the settlement of accounts payable.

Other income (expense)

During the three months ended June 30, 2020, total other expense was $2,122,508 as compared to $94,770 during the three months ended June 30, 2019. The $2,027,738 increase is primarily related to $1,309,588 loss of conversion of debt, $765,659 loss on settlement of liabilities offset with $26,980 of other income related to the NVX option and SBA Economic Injury Disaster Loan Grant.

Discontinued operations

The net loss from discontinued operations during the three months ended June 30, 2020 and 2019 totaled $0 and $127,184, respectively. Net loss from discontinued operations represent the Mexico operations that were disposed of in March 2020. The $127,184 change is due to the limited operations of the Mexico assets in 2020.

Results of Operations for the six months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019
Operating expenses:
Exploration costs	$1,000	$–
General and administrative expenses	293,121	449,924
Total operating expenses	294,121	449,924

Loss from continuing operations	294,121	449,924

Other income (expense)
Interest expense	(148,973)	(170,031)
Other income	26,980	–
Loss on settlement of liabilities	(765,659)	–
Loss on conversion of debt	(1,309,588)	–
Change in fair value	–	2,722
Total other income (expense)	(2,197,240)	(167,309)

Net loss from continuing operations	(2,491,361)	(617,233)

Net loss from discontinued operations, net of tax	(29,693)	(234,876)

Net loss	$(2,521,054)	$(852,109)

Operating expenses

During the six months ended June 30, 2020, our total operating expenses included general and administrative expenses of $294,121 as compared to $449,424 during the six months ended June 30, 2019. The $155,803 decrease is primarily associated with increases in consulting and loss on settlement of accounts payable offset with decreases investor relations and officer compensation.

Other income(expense)

During the three months ended June 30, 2020, total other expense was $2,197,240 as compared to $167,309 during the three months ended June 30, 2019. The $2,029,931 increase is primarily related to $1,309,588 loss of conversion of debt, $765,659 loss on settlement of liabilities offset with $26,980 of other income related to the NVX option and Small Business Administration Economic Injury Disaster Loan Grant.

Discontinued operations

The net loss from discontinued operations during the three months ended June 30, 2020 and 2019 totaled $29,693 and $234,876, respectively. Net loss from discontinued operations represent the Mexico operations that were disposed of in March 2020. The $205,183 change is due to the limited operations of the Mexico assets in 2020.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At June 30, 2020, we had not yet generated sufficient revenues or achieved profitable operations and we have accumulated losses of $14,543,255. We expect to incur further losses in the development of our business, all of which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

During the six months ended June 30, 2020, the Company entered into an Agreement to Accept Collateral in Full Satisfaction of Obligations with the holders of the Series 2017 Notes due December 31, 2019 in the aggregate principal amount of $1.14 million.

Additionally, the Company received $160,000 of proceeds from convertible debt from related and third parties and $30,000 of proceeds from advances from related and third parties.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock but cannot assure that any future financings will occur.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities from continuing operations	$(62,404)	$(380,235)
Net cash used in operating activities from discontinued operations	(49,585)	235,624
Net cash used in operating activities	(111,989)	(144,611)

Net cash used in investing activities from continuing operations	–	–
Net cash used in investing activities from discontinued operations	–	(75,000)
Net cash used in investing activities	–	(75,000)

Net cash provided by financing activities from continuing operations	96,716	217,929
Net cash provided by financing activities from discontinued operations	–	–
Net cash provided by financing activities	96,716	217,929

Effect of foreign currency exchange	68,636	(2,359)

Net change in cash and cash equivalents	53,363	(4,041)
Cash and cash equivalents beginning of period	167	4,436

Cash and cash equivalents end of period	$53,530	$395

At June 30, 2020, we had $53,530 in cash and a $826,348 working capital deficit. This compares to cash of $167 and a working capital deficit of $2,494,426 at December 31, 2019.

Net cash used in operating activities from continuing operations during the six months ended June 30, 2020 was $62,404 and was mainly comprised of our $2,491,361 net loss during the period, adjusted by a non-cash charges of $2,118,383 for loss on settlement of liabilities, $87,650 of stock compensation and accretion of discounts on notes payable of $95,126. In addition, it reflects changes in operating assets and liabilities of $127,798.

Net cash used in operating activities from discontinued operations of $49,585 related to the Mexico operations which was disposed of on June 30, 2020.

During the six months ended June 30, 2020, net cash provided by financing activities from continuing operations was $96,716 comprised of $110,000 proceeds from convertible debt from third parties, $50,000 proceeds from convertible debt from related parties, $20,000 proceeds from advances from related parties, $10,000 proceeds on advances from third parties, offset by $10,000 payments on convertible notes from third parties and $83,284 payments on advances from related parties.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The COVID-19 pandemic has subjected our business, operations and financial condition to a number of risks and uncertainties, including, but not limited to, those discussed below:

*	the duration and scope of the COVID-19 pandemic

*	Actions governments take in response to the COVID-19 pandemic, including the introduction of public health measures and other regulations affecting our properties and our operations.

*	The effects of health and safety measures adopted by us in response to the COVID-19 pandemic.

*	Increased operational costs as a result of health and safety measures related to COVID-19.

*	The impact of the COVID-19 pandemic on the business and financial conditions of our contractors and subcontractors.

*	Disruptions to our property acquisition and disposition activities due to economic uncertainty caused by COVID-19.

*	General economic uncertainty in key markets as a result of the COVID-19 pandemic and a worsening of global economic conditions or low levels of economic growth.

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

Dated: July 29, 2020

MAGELLAN GOLD CORPORATION

By: /s/ John C. Power

John C. Power

President, Chief Executive Officer

(Principal Executive Officer)

By: /s/ John C. Power

John C. Power

Interim Chief Financial Officer

(Principal Accounting Officer)

