Form 10-Q
period 2020-09-30
MAGELLAN GOLD Corp
filed 2020-11-13
CIK 1515317

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-174287

MAGELLAN GOLD CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-3566922 (IRS Employer Identification Number)

602 Cedar Street, Suite 205 Wallace, Idaho (Address of principal executive offices)	83873 (Zip Code)

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

On November 13, 2020, there were 7,018,344 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

MAGELLAN GOLD CORPORATION

Form 10-Q September 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash	$12,645	$167
Prepaid expenses and other current assets	5,417	18,667
Current assets of discontinued operations	–	42,379

Total current assets	18,062	61,213

Mineral rights and properties	1,000,000	–
Development costs	57,916	–
Other assets of discontinued operations	–	1,464,070

Total assets	$1,075,978	$1,525,283

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$128,098	$75,792
Accounts payable - related party	25,139	30,000
Accrued liabilities	468,281	280,870
Convertible note payable, net - related party	85,880	–
Convertible note payable, net - third party	346,655	373,395
Accrued interest - related parties	3,315	752
Accrued interest	25,472	25,305
Advances payable - related party	25,602	134,559
Advances payable - third party	–	32,500
Current liabilities of discontinued operations	–	1,602,466

Total current liabilities	1,108,442	2,555,639

Long term liabilities:
Long term liabilities of discontinued operations	–	130,735

Total liabilities	1,108,442	2,686,374

Commitments and contingencies

Shareholders' deficit:
Preferred shares, 25,000,000 shares
Series A preferred stock - $10.00 stated value; 2,500,000 authorized; 192,269 and 242,269 shares issued and outstanding, respectively	1,922,690	2,422,690
Series B preferred stock - $1,250.00 stated value; 5,000 authorized; none shares issued and outstanding	–	–
Common shares, $0.001 par value; 1,000,000,000 shares authorized; 7,018,344 and 3,651,042 shares issued and outstanding, respectively	7,019	3,651
Additional paid-in capital	13,214,500	8,383,929
Accumulated other comprehensive loss	–	(68,636)
Accumulated deficit	(15,176,673)	(11,902,725)
Shareholders' equity deficit:	(32,464)	(1,161,091)

Total liabilities and shareholders' deficit	$1,075,978	$1,525,283

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating expenses:
General and administrative expenses	$393,468	$321,067	$686,589	$770,291

Total operating expenses	393,468	321,067	686,589	770,291

Loss from continuing operations	(393,468)	(321,067)	(686,589)	(770,291)

Other income (expense):
Interest expense	(156,309)	(116,981)	(305,282)	(287,012)
Other income	–	–	26,980	–
Loss on settlement of liabilities	(34,800)	(3,151,314)	(2,110,047)	(3,151,314)
Change in fair value of derivative liability	–	9,735	–	12,457

Total other income (expense)	(191,109)	(3,258,560)	(2,388,349)	(3,425,869)

Net loss from continuing operations	(584,577)	(3,579,627)	(3,074,938)	(4,196,160)

Net loss from discontinued operations, net of tax	(906)	(168,316)	(31,599)	(403,892)

Net loss	(585,483)	(3,747,943)	(3,106,537)	(4,600,052)

Series A preferred stock dividend	(47,935)	–	(167,411)	–

Net loss attributable to common shareholders	(633,418)	(3,747,943)	(3,273,948)	(4,600,052)

Other comprehensive income:
Foreign currency translation	–	(30,508)	68,636	(10,420)
Total other comprehensive income	–	(30,508)	68,636	(10,420)

Net comprehensive loss	$(633,418)	$(3,778,451)	$(3,205,312)	$(4,610,472)

Basic and diluted net loss per common share:
Continuing operations	$(0.10)	$(1.00)	$(0.68)	$(1.19)
Discontinued operations	$–	$(0.05)	$(0.01)	$(0.11)
Net loss attributable to common shareholders	$(0.10)	$(1.05)	$(0.69)	$(1.30)

Basic and diluted weighted-average:
common shares outstanding	6,299,381	3,578,620	4,751,512	3,519,308

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

Consolidated Statements of Shareholders' Deficit

For the nine months ended September 30, 2020 and 2019

(unaudited)

	Series A				Additional	Accumulated Other Comprehensive
	Preferred Stock		Common Stock		Paid - in	Income	Accumulated
	Shares	Amount	Shares	Par Value	Capital	(Loss)	Deficit	Total

Balance, December 31, 2019	242,269	$2,422,690	3,651,042	$3,651	$8,383,929	$(68,636)	$(11,902,725)	$(1,161,091)

Stock issued for services	–	–	–	–	5,500	–	–	5,500
Stock based compensation	–	–	–	–	76,650	–	–	76,650
Series A preferred stock dividend	–	–	–	–	–	–	(59,738)	(59,738)
Disposition of assets, related party	–	–	–	–	206,860	–	–	206,860
Net loss	–	–	–	–	–	–	(274,410)	(274,410)
Other comprehensive income	–	–	–	–	–	68,636	–	68,636
Balance, March 31, 2020	242,269	2,422,690	3,651,042	3,651	8,672,939	–	(12,236,873)	(1,137,593)

Debt discount from warrants and beneficial conversion feature	–	–	–	–	102,263	–	–	102,263
Stock issued for services	–	–	–	–	5,500	–	–	5,500
Stock and warrants issued for liabilities	–	–	773,770	774	962,774	–	–	963,548
Stock and warrants issued for convertible notes and accrued interest	–	–	1,183,635	1,184	1,545,132	–	–	1,546,316
Series A preferred stock dividend	–	–	–	–	–	–	(59,738)	(59,738)
Net loss	–	–	–	–	–	–	(2,246,644)	(2,246,644)
Balance, June 30, 2020	242,269	2,422,690	5,608,447	5,609	11,288,608	–	(14,543,255)	(826,348)

Debt discount from warrants and beneficial conversion feature	–	–	–	–	222,500	–	–	222,500
Stock based compensation	–	–	–	–	70,480	–	–	70,480
Stock issued for purchase of Clearwater Gold Mining Corp	–	–	750,000	750	849,250	–	–	850,000
Stock and warrants issued for cash	–	–	75,000	75	22,425	–	–	22,500
Stock and warrants issued for services	–	–	500,000	500	166,625	–	–	167,125
Stock and warrants issued for convertible notes and accrued interest	–	–	84,897	85	94,612	–	–	94,697
Preferred shares returned and cancelled in exchange for Gulf + Western Industries Inc	(50,000)	(500,000)	–	–	500,000	–	–	–
Series A preferred stock dividend	–	–	–	–	–	–	(47,935)	(47,935)
Net loss	–	–	–	–	–	–	(585,483)	(585,483)
Balance, September 30, 2020	192,269	$1,922,690	7,018,344	$7,019	$13,214,500	$–	$(15,176,673)	$(32,464)

Balance, December 31, 2018	$–	$–	$3,264,752	$3,265	$4,310,699	$(108,858)	$(6,706,524)	$(2,501,418)

Sales of common stock and warrants	–	–	30,000	30	29,970	–	–	30,000
Stock issued for services	–	–	60,000	60	35,040	–	–	35,100
Stock issued for liabilities	–	–	21,692	22	37,611	–	–	37,633
Stock issued for deemed dividend	–	–	45,559	45	(45)	–	–	–
Net loss	–	–	–	–	–	–	(336,891)	(336,891)
Other comprehensive income	–	–	–	–	–	10,217	–	10,217
Balance, March 31, 2019	–	–	3,422,003	3,422	4,413,275	(98,641)	(7,043,415)	(2,725,359)

Stock issued for services	–	–	177,000	177	154,323	–	–	154,500
Net loss	–	–	–	–	–	–	(515,218)	(515,218)
Other comprehensive loss	–	–	–	–	–	9,871	–	9,871
Balance, June 30, 2019	–	–	3,599,003	3,599	4,567,598	(88,770)	(7,558,633)	(3,076,206)

Stock issued for services	–	–	–	–	179,000	–	–	179,000
Stock issued for liabilities	242,269	2,422,690	–	–	3,149,497	–	–	5,572,187
Debt discount from warrants and beneficial conversion feature	–	–	–	–	100,000	–	–	100,000
Net loss	–	–	–	–	–	–	(3,747,943)	(3,747,943)
Other comprehensive loss	–	–	–	–	–	(30,508)	–	(30,508)
Balance, September 30, 2019	242,269	$2,422,690	3,599,003	$3,599	$7,996,095	$(119,278)	$(11,306,576)	$(1,003,470)

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months ended September 30,
	2020	2019
Operating activities:
Net loss from continuing operations	$(3,074,938)	$(4,600,052)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Accretion of discounts on notes payable	238,903	29,823
Stock based compensation	325,255	368,600
Loss on settlement of liabilities	2,153,183	3,152,072
Gain on investment	–	(12,457)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	13,250	(6,250)
Accounts payable and accrued liabilities	166,830	358,003
Accrued interest	34,354	122,662

Net cash used in operating activities from continuing operations	(143,163)	(587,599)
Net cash used in operating activities from discontinued operations	(51,491)	228,134
Net cash used in operating activities	(194,654)	(359,465)

Investing activities:
Cash paid for development costs	(46,276)	–
Cash paid for mineral rights	(12,500)	–

Net cash used in investing activities from continuing operations	(58,776)	–
Net cash used in investing activities from discontinued operations	–	(75,000)
Net cash used in investing activities	(58,776)	(75,000)

Financing activities:
Payments on convertible debt from third parties	(10,000)	–
Proceeds from convertible debt from third parties	235,000	100,000
Proceeds from convertible debt from related parties	60,000	–
Proceeds from advances from related parties	23,300	383,600
Payments on advances from related parties	(143,528)	(116,521)
Proceeds from advances from third parties	10,000	42,500
Proceeds from sale of common stock and warrants	22,500	30,000

Net cash provided by financing activities from continuing operations	197,272	439,579
Net cash provided by financing activities from discontinued operations	–	–
Net cash provided by financing activities	197,272	439,579

Effect of foreign currency exchange	68,636	(8,153)

Net change in cash	12,478	(3,039)
Cash at beginning of period	167	4,436

Cash at end of period	$12,645	$1,397

Supplemental disclosure of cash flow information
Cash paid for interest	$3,250	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Series A preferred stock dividend	$167,411	$–
Expenses paid by related party credit cards	$106,271	$119,984
Common stock and warrants issued for the settlement of liabilities	$137,500	$36,875
Additions of assets under operating lease obligations	$–	$6,968
Preferred stock issued for settlement of liabilities	$–	$2,420,873
Transfer of investment to related party for settlement of liabilities	$–	$83,066
Disposition of assets, related party	$206,860	$–
Conversion of debt and accrued interest	$296,624	$–
Debt discount from warrants and beneficial conversion feature	$324,763	$100,000
Common stock issued for accounts payable	$17,254	$–
Preferred stock returned and cancelled	$500,000	$–
Noncash consideration for purchase of Clearwater Gold Mining Corp	$987,500	$–
Noncash consideration for development costs	$11,640	$–

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

Our primary focus is to explore and develop mineral properties in the United States. Effective March 31, 2020, we divested our subsidiary holding all of our international assets and plan to advance our recently acquired Idaho Gold project towards resource definition and eventual development, and possibly to acquire additional mineral rights and conduct additional exploration, development and permitting activities. Our mineral lease payments, permitting applications and exploration and development efforts will require additional capital. We rely upon the sale of our securities as well as advances and loans from executive management and significant shareholders to fund our operations as we have not generated any significant revenue.

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2019.

On July 1, 2020, the Company entered into a Stock Purchase Agreement to acquire Clearwater Gold Mining Corporation (“Clearwater”) which owns certain unpatented mining claims in Idaho County, Idaho. The Company will be evaluating the historic mine data to assess the potential to develop a gold resource at Center Star. The project area is located 45 miles from Grangeville, Idaho and near the town of Elk City, Idaho.

On August 25, 2020, the Company, a new wholly owned subsidiary, M Gold Royalty (“M Gold”), to expand into the royalty business. M Gold Royalty will engage in organically generating royalties derived from a portfolio of mineral property interests in North America. Royalties from this portfolio will be complemented by royalties from selected acquisitions as well as income from other strategic investments.

Our consolidated financial statements include our accounts and the accounts of our 100% owned subsidiary, Clearwater and M Gold. All intercompany transactions and balances have been eliminated. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including the discontinued operations presentation resulting from the disposition of the Company’s Mexico operations in March 2020 and Gulf + Western Industries, Inc. in September 2020. See Note 3.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At September 30, 2020 we had a working capital deficit of $1,090,380, we had not yet generated any significant revenues or achieved profitable operations and we have accumulated losses of $15,176,673. We expect to incur further losses in the development of our business, all of which raises substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock but cannot assure than any future financings will occur.

Note 2 – Mineral Rights and Properties

Center Star Gold Mine

On July 1, 2020, the Company entered into a Stock Purchase Agreement to acquire Clearwater Gold Mining Corporation (“Clearwater”) which owns certain unpatented mining claims in Idaho County, Idaho that include the historic Center Star Gold Mine (“Center Star”) near Elk City, Idaho. As a result of the Clearwater acquisition, Gregory Schifrin, the sole shareholder of Clearwater, was appointed to serve as a member of the Company’s Board on July 1, 2020. In consideration for 100% of the issued and outstanding shares of Clearwater, the Company has agreed to pay Clearwater’s sole shareholder 1,000,000 shares of Magellan common stock, $125,000 convertible note and $25,000 in cash. The 1,000,000 shares are to be issued to the shareholder on and under the terms as follows: 250,000 shares at the time of closing, 250,000 shares at the time the Center Mine receives its permit to reopen the main portal of the mine, 250,000 shares at the point the main portal has been reopened and 250,000 shares two-years from closing concurrent the pay-off of the $125,000 convertible note. As of September 30, 2020, the total purchase price for the Clearwater was determined to be $1,000,000 which consisted of $12,500 cash paid, $12,500 accrued in accounts payable – related party, a $125,000 convertible promissory note, and 1,000,000 shares of common stock with a fair value of $850,000. The Company concluded the transaction qualified as an asset acquisition and all such acquisition costs have been capitalized.

During the nine months ended September 30, 2020, the Company has paid $46,276 and accrued $11,640 in capitalized development cost to develop gold resources at Center Star.

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

In July 2020 G + W was disposed of as further discussed in Note 3.

Note 3 – Disposition of Business

Mexico Operations

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

Silver District

On July 21, 2020, the Company entered into a Stock Purchase agreement with Tri Power Resources, LLC to sell 1,000 shares representing 100% ownership of Gulf+Western Industries, Inc (“Gulf+Western”) to Tri Power in consideration for the return and cancellation of 50,000 shares of the Company’s Series A Preferred Stock with a stated value of $10 per share. John Gibbs, a majority shareholder in the Company, is the Managing Member and Chief Executive Officer of Tri Power Resources, LLC.

Due to the related party nature of the above transactions, the gain of $206,860 associated with the disposals were recorded to additional paid in capital.

Summary

As a result of the agreements above, the assets and liabilities of the Gulf+Western , MAC and MV2 operations have been reflected as assets and liabilities of discontinued operations in the Company’s consolidated balance sheets as of September 30, 2020 and December 31, 2019 as follows:

	September 30, 2020	December 31, 2019

Cash	$–	$5,165
Prepaid expenses and other current assets	–	37,214
Current assets of discontinued operations	–	42,379
Mineral rights, net of impairment	–	101,672
Property, plant and equipment, net	–	973,930
Prepaid expenses and other assets	–	388,468
Other assets of discontinued operations	–	1,464,070
Total assets of discontinued operations	$–	1,506,449

Accounts payable	$–	$338,231
Accrued liabilities	–	145,766
Accrued interest - related parties	–	29,160
Accrued interest	–	23,377
Notes payable, related party	–	953,876
Notes payable, third party	–	115,500
Current liabilities of discontinued operations	–	1,605,910
Other long-term liabilities	–	9,857
Asset retirement obligation	–	120,878
Long term liabilities of discontinued operations	–	130,735
Total liabilities of discontinued operations	$–	$1,736,645

The agreements qualify as a discontinued operation in accordance with U.S. GAAP. As a result, operating results and cash flows related to the Gulf+Western, MAC and MV2 operations have been reflected as discontinued operations in the Company’s consolidated statements of operations and comprehensive loss and consolidated statements of cash flows.

	September 30, 2020	September 30, 2019

Revenue	$–	$32,500
Cost of sales	–	(264,174)
Exploration costs	–	(10,000)
General and administrative expenses	(31,599)	(160,279)
Operating loss	(31,599)	(401,953)
Other expense	–	(1,939)
Net loss from discontinued operations	$(31,599)	$(403,892)

Note 4 – Fair Value of Financial Instruments

Financial assets and liabilities recorded at fair value in our consolidated balance sheets are categorized based upon a fair value hierarchy established by GAAP, which prioritizes the inputs used to measure fair value into the following levels:

Level 1 – Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2 – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3 – Inputs reflecting management’s best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

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

Note 5 – Notes Payable – Related Parties

On May 31, 2017 we entered into three short-term notes with Mr. Gibbs, Dr. Carson and Mr. Power in the principal amounts of $100,000, $25,000 and $25,000, respectively. The notes bear interest at 6% and matured on November 15, 2017. The note balances were subsequently rolled into the Series 2017 Notes. A total of $752 of interest is accrued on these notes as of September 30, 2020 and December 31, 2019, respectively.

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

Unsecured advances – related party

During the nine months ended September 30, 2020, Mr. Gibbs advanced $20,000 to the Company. During the nine months ended, Mr. Power advanced $3,300 cash and paid expenses using his personal credit card on behalf of the Company of $106,271 and the Company made repayments to Mr. Power and/or his credit card of $143,528. On May 31, 2020, the Company issued 475,000 shares of common stock to Mr. Gibbs with a fair value of $332,500 for the settlement of advances in the amount of $95,000, resulting in a loss on settlement of $237,500. In addition, the Company issued 475,000 warrants exercisable for a period of twelve months at an exercise price of $0.20 per share. The Company recognized an additional $288,046 loss related to the issuance of warrants for the settlement of liabilities. Amounts due to Mr. Gibbs and Powers related to cash advances and expense paid on behalf of the Company was $25,602 and $134,559 as of September 30, 2020 and December 31, 2019, respectively.

Note 6 – Notes payable

During the nine months ended September 30, 2020, $10,000 was received from third parties with the intention to convert to shares in the Company. On May 31, 2020, the Company converted $42,500 of advances from third parties into 212,500 shares of common stock. The common shares had a fair value of $153,750, resulting in a loss on settlement of $111,250. In addition, the Company issued 212,500 warrants exercisable for a period of twelve months at an exercise price of $0.20 per share. The Company recognized an additional $128,863 loss related to the issuance of warrants for the settlement of liabilities.

As discussed in Note 5 – Notes Payable – Related Parties, on November 30, 2017 we entered into a series of secured promissory notes (“Series 2017 Notes”) with both related and unrelated parties in the aggregate amount of $1,155,000, including financing fees of $105,000 recorded as a discount to the notes.

The total of portion of the Series 2017 Notes from non-related parties totaled $110,000, including financing fees of $10,000 recorded as discount to the notes. The note maturity date was extended to December 31, 2019 in exchange for an increase in the principal balance of $5,500. As of December 31, 2019, the balance on the notes from non-related parties, net of unamortized discount of $0, was $115,500 with accrued interest of $23,377. On March 31, 2020, the Series 2017 Notes were settled. See Note 5.

Note 7 – Convertible Note Payable

Series 2018A and 2018B 10% Unsecured Convertible Notes

In 2018, the Company sold $205,000 of Series 2018A and $150,000 of Series B 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series A and Series B Notes are convertible into shares of Common Stock at a conversion price of $1.00 and $1.25, respectively, during the life of the Note. The Company evaluated the conversion option and concluded it was not required to be bifurcated as a derivative. The Company also concluded that no beneficial conversion feature was present at issuance. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes matured twelve (12) months from the date of issue but were extended at the option of the Company for an additional one (1) year. Within thirty (30) days following the closing of an offering, the Company has agreed to prepare and file a Registration Statement on Form S-1 registering the resale of the shares of Common Stock issuable upon conversion of the Notes. Of the Series A issuance, $150,000 was sold to a related party, Mr. Gibbs. In December 2019, $25,000 of Series 2018A 10% Unsecured Convertible Notes and $2,039 of accrued interest were converted into 27,039 shares of common stock at a conversion price of $1.00 per share. On May 31, 2020, the Company converted $150,000 of principal and $22,412 of accrued interest into 862,055 shares of common stock. The common shares had a fair value of $603,439, resulting in a loss on conversion of debt of $431,028. The Company issued 862,055 warrants exercisable for a period of twelve months at an exercise price of $0.20 per share and recognized an additional $522,761 loss related to the issuance of warrants for the conversion of debt. In September 2020, the Company converted the remaining $30,000 of principal and $4,897 of accrued interest into 34,897 shares of common stock with a fair value of $34,897. The Company issued 30,000 warrants exercisable for a period of thirty days at an exercise price of $0.20 per share and recognized an additional $34,800 loss related to the issuance of warrants for the conversion of debt. As of September 30, 2020, the principal and interest balance due under the Series 2018A and 2018B notes were settled.

Series 2019A 10% Unsecured Convertible Notes

In 2019 the Company sold $135,000 of Series 2019A 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series 2019A Notes are convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The lenders were issued 100,000 common stock warrants with an exercise price of $2.00 per share. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in August and December 2019. The $135,000 debt discount is amortized over the term of the loan. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes mature twelve (12) months from the date of issue. The maturity date can be extended at the option of the Company for an additional one (1) year. There are two Series 2019A 10% Unsecured Convertible Notes that were due and payable in August 2020 and are currently past due. If a default notice is received the interest rate will be 12%. Amortization expense of $78,361 was recognized during the nine months ended September 30, 2020. On May 31, 2020, the Company converted $60,000 of principal and $4,316 of accrued interest into 321,580 shares of common stock. The common shares had a fair value of $225,106, resulting in a loss on conversion of debt of $160,790. In addition, the Company issued 321,580 warrants exercisable for a period of twelve months at an exercise price of $0.20 per share. The Company recognized an additional $195,010 loss related to the issuance of warrants for the conversion of debt. As of September 30, 2020, the balance due under these notes net of unamortized discount of $0, is $75,000, with accrued interest of $6,611.

On October 1, 2019, the Company sold a 10% Unsecured Convertible Note for $145,978 due on demand to settle accounts payable. The purchase price of the 10% Unsecured Convertible Note is equal to the principal amount of the Note. The 10% Unsecured Convertible Note is convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital in October 2019. The debt discount will be amortized over the term of the loan. The 10% Unsecured Convertible Note will accrue interest at the rate of 10% per annum payable quarterly, accruing from the date of issuance. Amortization expense of $145,978 was recognized during the year ended December 31, 2019. As of September 30, 2020, the balance due under these notes net of unamortized discount of $0, is $145,978, with accrued interest of $14,598.

Series 2020A 8% Unsecured Convertible Notes

During the nine months ended September 30, 2020, the Company sold $285,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 142,500 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. Two related parties purchased $60,000 of the 2020A notes. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital as of September 30, 2020. The $237,263 debt discount will be amortized over the term of the loan. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. In July 2020, $25,000 of Series 2020A 8% Unsecured Convertible Notes were converted into 50,000 shares of common stock at a conversion price of $0.50 per share. Amortization expense of $140,412 was recognized during the nine months ended September 30, 2020. As of September 30, 2020, the balance due to a related party under these notes net of unamortized discount of $22,528, is $37,462, with accrued interest of $1,628. As of September 30, 2020, the balance due to a third party under these notes net of unamortized discount of $74,323, is $125,677, with accrued interest of $4,263.

3% Secured Convertible Note

On July 1, 2020, the Company issued a $125,000 Secured Convertible Note to a related party for the as part of the purchase of Clearwater Mining Corporation. The secured convertible note matures on July 1, 2022 and will accrue interest at the rate of 3% per annum, payable yearly in arrears beginning July 1, 2021. The Note is convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in July 2019. The $87,500 debt discount will be amortized over the term of the loan. Amortization expense of $10,908 was recognized during the nine months ended September 30, 2020. As of September 30, 2020, the balance due to a related party under this note net of unamortized discount of $76,592, is $48,408, with accrued interest of $935.

Note 8 – Stockholders’ Deficit

Common Stock

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

During the nine months ended September 30, 2020, the Company received net proceeds of $22,500 from the exercise of 75,000 warrants.

On July 15, 2020, the Company issued 500,000 shares for services rendered pursuant to two investor relations agreements: 200,000 shares under a Services Agreement and 300,000 shares under a Consulting Agreement. The shares were valued at $1.29, the closing price of the Company’s stock on July 15, 2020. The Services Agreement is $7,500 per month and has a term of twelve months The Consulting Agreement is $7,500 per month and has an initial term of six months. If the Consulting Agreement is not terminated at least thirty days prior to the end of the initial term, the term will continue for an additional six months. During the nine months ended September 30, 2020 the Company recognized $161,625 of expense related to these shares.

On December 9, 2019, the Company entered into a three month consulting agreement and paid $25,000. In addition, the Company issued 100,000 warrants with an exercise price of $1.00 per share that expire on December 9, 2020. During the nine months ended September 30, 2020, the Company recognized $76,650 of expense related to the warrants issued from this agreement.

In January 2019, 40,000 shares were issued for services rendered pursuant to an investor relations agreement. The shares were valued at $1.10, the closing price of the Company’s stock on December 31, 2018. The services will be provided over a two year service period. During the nine months ended September 30, 2020 and 2019 the Company recognized $16,500 of expense related to these shares.

Preferred Stock

During the nine months ended September 30, 2020, the Company accrued $167,411 for the Series A preferred stock dividend.

In September 2020, the Company established a Series B Convertible Preferred Stock (“Series B Preferred”) and authorized an aggregate of 5,000 shares with a par value of $0.001 per share and a stated value of $1,250.00 per share. The holders of outstanding Series B Preferred shall be entitled to receive dividends at the annual rate of 10% based on the stated value per share. Dividends on the share of Series B Preferred shall be cumulative.

Stock Options and the 2017 Equity Incentive Plan:

Under the 2017 Equity Incentive Plan, the Company is authorized to grant rights to acquire up to a maximum of 200,000 shares of common stock. The 2017 Plan provides for the grant of (1) both incentive and nonstatutory stock options, (2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights. As of September 30, 2020, the Company had 128,000 shares available for future grant.

On September 15, 2020, John Gibbs, a related party, transferred 330,000 warrants to purchase common stock back to the Company. Deepak Malhotra, a member of the board, received 300,000 of the transferred warrants as compensation for services to be performed over a one year term. The warrants were valued $386,764 and will recognized over the one year service period. During the nine months ended September 30, 2020, the Company recognized $32,230 of expense related to the issuance of these warrants. The remaining 30,000 warrants were transferred to three 2018A 10% Unsecured Convertible noteholder as inducements to convert their notes. See Note 7 – Convertible Note Payable.

Stock option activity within the 2017 Equity Incentive Plan and warrant activity outside the plan, for the nine months ended September 30, 2020 is as follows:

	Stock Options		Stock Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	72,000	$2.00	335,000	$1.70
Granted	–	–	2,343,635	0.22
Cancelled	–	–	(565,000)	0.95
Expired	–	–	–	–
Exercised	–	–	(75,000)	0.30
Outstanding at September 30, 2020	72,000	$2.00	2,038,635	$0.26
Exercisable at September 30, 2020	72,000	$2.00	2,038,635	$0.26

The Company valued the warrants using the Black-Scholes model with the following key assumptions ranging from: Stock price, $0.85 - $1.57, Exercise price, $0.20-$0.50, Term 5 years, Volatility 195.66% - 225.13%, and Discount rate 0.12% - 0.36%.

As of September 30, 2020, the outstanding stock options have a weighted average remaining term of 7.07 years and $0 intrinsic value, and the outstanding stock warrants have a weighted average remaining term of 0.86 years and an intrinsic value of $1,780,681.

Note 9 – Commitments and Contingencies

Mining Claims

As part of our acquisition of the Center Star gold mine project, we acquire 15 Bureau of Land Management (“BLM”) unpatented mining claims and subsequently staked another 16 unpatented mining claims. In order to maintain the BLM lode \ claims, annual payments are required before the end of August of each year. As of September 30, 2020, all of these claims are in good standing.

On August 6, 2020, the Company entered into a one-year investor relations consulting agreement. As consideration for its services under the Agreement, the Company agreed to pay to the consultant 261,538 restricted shares of the Company’s common stock. The shares were valued at $1.56, the closing price of the Company’s stock on August 6, 2020. As of September 30, 2020, the Company have not issued the shares and has accrued $34,000 related to this agreement.

Note 10 – Executive Employment Agreement

Effective June 1, 2019, the Company and David E. Drips, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Drips, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 10,000 units for each month of service. The units will vest upon successful completion of a $1.25 million financing on or before November 30, 2019. Upon settlement if the common stock is less than $1.50 addition shares will be issued such that each month of service will have a value of $15,000. The agreement was extended through May 31, 2020 and eliminated the $1.25 million in financing as a condition of vesting and clarified that a total of 120,000 shares of stock will be issued to settle all services received. As of September 30, 2020, $78,000 has been accrued under this arrangement. On June 2, 2020, the Company received the written resignation of David E. Drips as President, CEO and Director of the Company, effective May 31, 2020.

Effective August 1, 2020, the Company and Michael Lavigne, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of common stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of September 30, 2020, 30,000 restricted stock units may be settled in shares of common stock. During the nine months ended September 30, 2020, the Company recognized $38,250 of expense related to the agreement.

Note 11 – Related Party Transactions

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

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	September 30, 2020	December 31, 2019
Accrued interest payable – Mr. Gibbs	$1,589	$11,973
Accrued interest payable – Mr. Power	–	11,342
Accrued interest payable – Dr. Carson	752	6,597
Accrued interest payable – Mr. Schifrin	935	–
Accrued interest payable – Mr. Malhotra	39	–
	$3,315	$29,912

The accrued interest related to the Series 2017 Notes was settled on March 31, 2020. See Note 5.

Note 12 – Subsequent Events

In October 2020, the Company received net proceeds of $16,000 from the exercise of 80,000 warrants.

Subsequent to September 30, 2020, Mr. Power has made advances of $10,750.

Effective November 1, 2020, the Company and William Luckman, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Luckman, in consideration of services to be rendered as President, restricted stock units consisting of 42,000 units for each month of service. The vested stock units will be settled in shares of common stock upon or as soon as practicable (a) upon written request any time after June 30, 2021 or (b) following the termination date, whichever occurs first.

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

Overview

We were incorporated on September 28, 2010, in Nevada. Our principal business is the acquisition and exploration of mineral properties in the United States. We have not presently determined whether the properties to which we have mineral rights contain mineral reserves that are economically recoverable.

We have only had exploration and project development operations to date and we rely upon the sale of our securities and borrowings from officers, directors and other significant investors to fund our operations, as we have not generated any revenue.

Magellan entered into a stock purchase agreement to acquire Clearwater Gold Mining Corporation (“Clearwater”) which owns certain unpatented mining claims in Idaho County. Idaho that include the historic Center Star Gold Mine near Elk City, Idaho. The Center Star Mine hosts high grade gold mineralization that was discovered in the early 1900’s. There was periodic historic production and development work done under different ownership through the 1980s. With the high-grade gold mineralization present, Magellan will be evaluating the historic mine data to assess the potential to develop a gold resource at Center Star. The project area is located 45 miles from Grangeville, Idaho and near the town of Elk City, Idaho.

in consideration for 100% of the issued and outstanding shares of Clearwater, Magellan has agreed to pay its sole shareholder 1,000,000 shares of Magellan common stock and $150,000. The 1,000,000 shares will be issued (i) 250,000 shares at closing (ii) 250,000 shares at the time the Center Mine receives its permit to reopen the main portal of the mine, (iv) 250,000 shares at the point the main portal has been reopened and (iv) 250,000 shares two years from the closing concurrent with the pay-off of the secured promissory note. The cash consideration of $25,000 will be paid within 30 days of closing and the balance of $125,000 to be evidenced by a secured promissory note due in two years. The Note will be secured by the Clearwater shares and assets. Magellan has issued 750,000 of the 1,000,000 shares and has paid $12,500 of the required $25,000 payment.

Effective March 31, 2020, we divested our subsidiary holding all of our international assets and plan to advance our Idaho gold project towards resource definition and eventual development, and possibly to acquire additional mineral rights and conduct additional exploration, development and permitting activities. Our mineral lease payments, permitting applications and exploration and development efforts will require additional capital. We rely upon the sale of our securities as well as advances and loans from executive management and significant shareholders to fund our operations as we have not generated any significant revenue.

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

On July 21, 2020, the Company entered into a Stock Purchase agreement with Tri Power Resources, LLC to sell 1,000 shares representing 100% ownership of Gulf+Western Industries, Inc (“Gulf+Western”) to Tri Power in consideration for the return and cancellation of 50,000 shares of the Company’s Series A Preferred Stock with a stated value of $10 per share. John Gibbs, a majority shareholder in the Company, is the Managing Member and Chief Executive Officer of Tri Power Resources, LLC.

As a result of these agreements, the assets, liabilities and operations of the Gulf+Western, MAC and MV2 have been reflected as discontinued operations in the Company’s consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows and consolidated statements of other comprehensive income (loss) for the periods presented.

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including the discontinued operations presentation resulting from the disposition of the Company’s Gulf+Western , MAC and MV2 operations in 2020.

Results of Operations for the three months Ended September 30, 2020 and 2019

	Three Months Ended September 30,
	2020	2019

Operating expenses:
General and administrative expenses	$393,468	$321,067
Total operating expenses	393,468	321,067

Loss from continuing operations	(393,468)	(321,067)

Other income (expense)
Interest expense	(156,309)	(116,981)
Loss on settlement of liabilities	(34,800)	(3,151,314)
Change in fair value	–	9,735
Total other income (expense)	(191,109)	(3,258,560)

Net loss from continuing operations	(584,577)	(3,579,627)

Net loss from discontinued operations, net of tax	(906)	(168,316)

Net loss	$(585,483)	$(3,747,943)

Operating expenses

During the three months ended September 30, 2020, our total operating expenses included general and administrative expenses of $393,468 as compared to $321,067 during the three months ended September 30, 2019. The $72,401 increase is primarily associated with increases in investor relations, stock based compensation and legal fees offset with decreases in travel expenses

Other income (expense)

During the three months ended September 30, 2020, total other expense was $191,109 as compared to $3,258,560 during the three months ended September 30, 2019. The $3,067,451 change is primarily related to the $3,151,314 loss on debt extinguishment of debt for the three months ended September 30, 2019 offset with increases in amortization of debt discount for the three months ended September 30, 2020.

Discontinued operations

The net loss from discontinued operations during the three months ended September 30, 2020 and 2019 totaled $906 and $168,316, respectively. Net loss from discontinued operations represent the Mexico operations and Gulf+Western that were disposed of in March 2020 and July 2020, respectively. The $167,410 change is due to the limited operations of the Mexico and Gulf+Western assets in 2020.

Results of Operations for the nine months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019

Operating expenses:
General and administrative expenses	$686,589	$770,291
Total operating expenses	686,589	770,291

Loss from continuing operations	(686,589)	(770,291)

Other income (expense)
Interest expense	(305,282)	(287,012)
Other income	26,980	–
Loss on settlement of liabilities	(2,110,047)	(3,151,314)
Change in fair value	–	12,457
Total other income (expense)	(2,388,349)	(3,425,869)

Net loss from continuing operations	(3,074,938)	(4,196,160)

Net loss from discontinued operations, net of tax	(31,599)	(403,892)

Net loss	$(3,106,537)	$(4,600,052)

Operating expenses

During the nine months ended September 30, 2020, our total operating expenses included general and administrative expenses of $686,589 as compared to $770,291 during the nine months ended September 30, 2019. The $83,702 decrease is primarily associated with increases in consulting, stock based compensation offset with decreases investor relations, officer compensation travel expense and audit fees.

Other income(expense)

During the nine months ended September 30, 2020, total other expense was $2,388,349 as compared to $3,425,869 during the nine months ended September 30, 2019. The $1,037,520 decrease is primarily related to $1,041,267 decrease in loss on settlement of liabilities offset with an increase in interest expense and other income related to the NVX option and Small Business Administration Economic Injury Disaster Loan Grant.

Discontinued operations

The net loss from discontinued operations during the three months ended September 30, 2020 and 2019 totaled $31,599 and $403,892, respectively. Net loss from discontinued operations represent the Mexico operations and Gulf+Western that were disposed of in March 2020 and July 2020, respectively. The $372,293 change is due to the limited operations of the Mexico and Gulf+Western assets in 2020.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At September 30, 2020, we had not yet generated sufficient revenues or achieved profitable operations and we have accumulated losses of $15,176,673. We expect to incur further losses in the development of our business, all of which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

During the nine months ended September 30, 2020, the Company entered into an Agreement to Accept Collateral in Full Satisfaction of Obligations with the holders of the Series 2017 Notes due December 31, 2019 in the aggregate principal amount of $1.14 million.

Additionally, the Company received $22,500 of proceeds from the sale of common stock and warrants, $295,000 of proceeds from convertible debt from related and third parties and $33,300 of proceeds from advances from related and third parties.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock but cannot assure that any future financings will occur.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Nine Months Ended September 30,
	2020	2019

Net cash used in operating activities from continuing operations	$(143,163)	$(587,599)
Net cash used in operating activities from discontinued operations	(51,491)	228,134
Net cash used in operating activities	(194,654)	(359,465)

Net cash used in investing activities from continuing operations	(58,776)	–
Net cash used in investing activities from discontinued operations	–	(75,000)
Net cash used in investing activities	(58,776)	(75,000)

Net cash provided by financing activities from continuing operations	197,272	439,579
Net cash provided by financing activities from discontinued operations	–	–
Net cash provided by financing activities	197,272	439,579

Effect of foreign currency exchange	68,636	(8,153)

Net change in cash and cash equivalents	12,478	(3,039)
Cash and cash equivalents beginning of period	167	4,436

Cash and cash equivalents end of period	$12,645	$1,397

At September 30, 2020, we had $12,645 in cash and a $1,090,380 working capital deficit. This compares to cash of $167 and a working capital deficit of $2,494,426 at December 31, 2019.

Net cash used in operating activities from continuing operations during the nine months ended September 30, 2020 was $143,163 and was mainly comprised of our $3,074,938 net loss during the period, adjusted by a non-cash charges of $2,153,183 for loss on settlement of liabilities, $325,255 of stock compensation and accretion of discounts on notes payable of $238,903. In addition, it reflects changes in operating assets and liabilities of $214,434.

Net cash used in operating activities from discontinued operations of $51,491 related to the Mexico and Gulf+Western operations which was disposed of on September 30, 2020.

During the nine months ended September 30, 2020, net cash provided by financing activities from continuing operations was $197,272 comprised of $235,000 proceeds from convertible debt from third parties, $60,000 proceeds from convertible debt from related parties, $23,300 proceeds from advances from related parties, $10,000 proceeds on advances from third parties, offset by $10,000 payments on convertible notes from third parties and $143,528 payments on advances from related parties.

Off Balance Sheet Arrangements

We do not have and have never had any off-balance sheet arrangements.

Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include our accounts and the accounts of our 100% owned subsidiary, Clearwater Gold Mining Corporation and M Gold Royalty. All intercompany transactions and balances have been eliminated. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the three and nine months ended September 30, 2020 and 2019, potential common shares associated with convertible notes payable and outstanding warrants to purchase common stock have been omitted from the net loss per common share computation as they are anti-dilutive due to the net loss for these periods.

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

Dated: November 13, 2020

MAGELLAN GOLD CORPORATION

By: /s/ Michael Lavigne

Michael Lavigne

Chief Executive Officer

(Principal Executive Officer)

By: /s/ John C. Power

John C. Power

Interim Chief Financial Officer

(Principal Accounting Officer)

