Form 10-K
period 2020-12-31
MAGELLAN GOLD Corp
filed 2021-04-15
CIK 1515317

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-54658

              MAGELLAN GOLD CORPORATION
(Name of Registrant in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-3566922 I.R.S. Employer Identification Number

602 Cedar Street, Ste. 205, Wallace, ID 83873
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The aggregate market value of the 2,727,240 shares of voting and non-voting common equity held by non-affiliates of the Company calculated by taking the last sales price of the Company's common stock of $0.75 on June 30, 2020 was $2,045,430.

The number of shares outstanding of the registrant’s common stock, as of April 9, 2021 is 7,626,599.

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

In addition to the foregoing, the ongoing COVID-19 pandemic poses significant risks and uncertainties in numerous areas, including the availability of labor and materials to explore our mineral interests, risks impacting the cost and availability of insurance and the markets for precious metals. We cannot predict with any certainty the nature and extent of the impact that the pandemic will have on our business plan and operations.

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

ii

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

THE COMPANY

The Company was formed and organized on September 28, 2010 under the laws of the State of Nevada. We are an exploration stage company and our principal business is the acquisition and exploration of mineral resources in Idaho initially, and elsewhere in the future. We have not presently determined whether the property to which we have mining rights contain mineral deposits that are economically recoverable.

The Company's head office is located at 602 Cedar Street, Suite 205, Wallace, Idaho 83873.

Center Star Mine Project

Background

Effective July 1, 2020, Magellan entered into a stock purchase agreement to acquire Clearwater Gold Mining Corporation (“Clearwater”) which owns certain unpatented mining claims in Idaho County. Idaho that include the historic Center Star Gold Mine near Elk City, Idaho. The Center Star Mine hosts high grade gold mineralization that was discovered in the early 1900’s. There was periodic historic production and development work done under different ownership through the 1980s. With the high-grade gold mineralization present, Magellan will be evaluating the historic mine data to assess the potential to develop a gold resource at Center Star. The project area is located 45 miles from Grangeville, Idaho and near the town of Elk City, Idaho.

In consideration for 100% of the issued and outstanding shares of Clearwater, Magellan has agreed to pay its sole shareholder 1,000,000 shares of Magellan common stock and $150,000 in cash. Of the 1,000,000 shares, 750,000 shares have been issued and 250,000 shares will be issued two years from the closing concurrent with the pay-off of the secured promissory note. The cash consideration of $25,000 was paid and the balance of $125,000 is evidenced by a secured promissory note due in two years. The Note is secured by the Clearwater shares and assets.

Based upon our research, gold mineralization at Center Star Mine is hosted in multiple parallel quartz veins in a banded gneiss. Like many of the historic mines in the Elk City area the gold is present in steeply dipping quartz veins. The gold at the Center Star Mine occurs in high grade veins that trend north-easterly and dip steeply to the south east. These veins are present in a 75’ to 100’ wide sheer zone hosting quartz veins and breccia. It is believed the gold bearing veins vary from inches to 20 feet in width and contain gold from .35 ounce per ton gold to multi ounce per ton gold based on historic mine data. The property was historically developed by various owners and has had some production history of gold and silver production. The Center Star Mine has not had any exploration or development work conducted in the last 35 years.

The BLM Mining Claims

The following table contains a description of our BLM unpatented mining claims which comprise the Center Star Mine;

Center Star Unpatented Mining Claims
Claim Name	BLM Serial No.
DORE 3	IMC 200 854
DORE 4	IMC 200 855
DORE 5	IMC 200 856
DORE 6	IMC 200 857
DORE 7	IMC 231 494
DORE 8	IMC 231 495
DORE 9	IMC 231 496
DORE 10	IMC 231 499
DORE 13	IMC 200 864
DORE 14	IMC 200 865
DORE 15	IMC 200 866
DORE 16	IMC 200 867
DORE 17	IMC 200 868
DORE 18	IMC 200 869
DORE 19	IMC 231 498
DORE 20	IMC 231 499
DORE 21	IMC 200 872
DORE 22	IMC 200 873
DORE 23	IMC 200 874
DORE 24	IMC 200 875
DORE 25	IMC 200 876
DORE 26	IMC 231 500
DORE 27	IMC 231 501
DORE 28	IMC 231 502
DORE 29	IMC 231 503
DORE 30	IMC 231 504
DORE 31	IMC 231 505
DORE 32	IMC 231 506
DORE 33	IMC 231 507
DORE 34	IMC 231 508
DORE 35	IMC 231 509

4

The following topographical map shows the location of the BLM claims:

South Fork
26
PB 53
P E R C E
Center Star Mountain
PB 59
Mercator Projection
WGS84
USNG Zone 11TPL
CALTOPO
0.5 1.0 1.5 2.0 km
0.1 0.2 0.3 0.4 0.5 0.6 0.7 0.8 0.9 1.0 1.1 1.2 mi
Scale 1:18001 1 inch = 1500 feet
N
MN

Unpatented Mining Claims: The Mining Law of 1872

Except for the Langtry Property, our mineral rights consist of leases covering "unpatented" mining claims created and maintained in accordance with the U.S. General Mining Law of 1872, or the “General Mining Law.” Unpatented mining claims are unique U.S. property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. The validity of an unpatented mining claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law that supplement the General Mining Law. Also, unpatented mining claims and related rights, including rights to use the surface, are subject to possible challenges by third parties or contests by the federal government. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining claims. We have not filed a patent application for any of our unpatented mining claims that are located on federal public lands in the United States and, under possible future legislation to change the General Mining Law, patents may be difficult to obtain.

Location of mining claims under the General Mining Law, is a self-initiation system under which a person physically stakes an unpatented mining claim on public land that is open to location, posts a location notice and monuments the boundaries of the claim in compliance with federal laws and regulations and with state location laws, and files notice of that location in the county records and with the BLM. Mining claims can be located on land as to which the surface was patented into private ownership under the Stockraising Homestead Act of 1916, 43 U.S.C. §299, but the mining claimant cannot injure, damage or destroy the surface owner's permanent improvements and must pay for damage to crops caused by prospecting. Discovery of a valuable mineral deposit, as defined under federal law, is essential to the validity of an unpatented mining claim and is required on each mining claim individually. The location is made as a lode claim for mineral deposits found as veins or rock in place, or as a placer claim for other deposits. While the maximum size and shape of lode claims and placer claims are established by statute, there are no limits on the number of claims one person may locate or own. The General Mining Law also contains provision for acquiring five-acre claims of non-mineral land for millsite purposes. A mining operation typically is comprised of many mining claims.

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

Location, History and Geology of our Property

Center Star Mine

The property is located near Elk City, Idaho on the south side of the Clearwater River about 42 miles southeast of Grangeville, Idaho. The property consists of 31 unpatented lode claims totaling 620 acres. The company owns 100% of the property.

Location and Access

The property, Center Star Mine, is located 42 miles southeast of Grangeville, Idaho in Section 26 and 35 of Township 29 N, Range 7 E.B.M. in the Ten Mile Mining District.

Access to the property is gained by a paved state highway connecting Grangeville and Elk City. A good mountain road approximately 5 miles in length extends from the highway to the mine. The mountain road is of a sufficient quality to transport equipment and materials to the mine. The road is typically snowed in during certain winter months but could be maintained to allow for year-round access.

The Center Star Mine is located in an area that currently has significant interest from other junior exploration companies, as shown in the map below:

History

The Center Star deposit was discovered by Jim Murphy, a pocket hunter, who found rich float in the gulch below the mine. Herman Brown and later Charles Tiedeman acquired interests in the property. These men did the first development work on the property by first trenching on the hillsides and then driving the Murphy crosscut. They encountered a mineralized zone about 30 feet wide which contained veins of varying width and which averaged from 0.8 to 1 ounce of gold per ton. In 1915, Tiedeman installed a 1-stamp mill and milled some ore from the Murphy crosscut but he netted only about a 50% recovery. About 1917, an interested party including one Mr. Weiss drove a crosscut into the ore zone about 100 feet below the Murphy level and did some drifting. Here they found the ore contained more sulfides with an increase of silver and copper. H. L. Day and associates on their own account did additional exploratory work in 1930 and 1931 which included the sinking of an incline winze to a depth of 150 feet. Because there was no road to or mill on the property plus the fact that the price of gold was only $20.00 an ounce, Mr. Day abandoned the project in 1931.

In 1934 Mr. and Mrs. M. F. Ward of Lewiston, Idaho acquired an option on the property and built the present road to the mine. In 1938 they purchased a 1/ 3 interest in the property and financed the construction of the mill and other buildings. During the period 1939 to 1942, Messrs. Ward and William Walker leased the remaining two-thirds interest in the mine from Brown and Tiedeman.

The first production of concentrates from this mill was made late in 1939 and was continued on a limited basis until the Gold Closing Order L-208 forced the stoppage of operations in 1942. During this period there was considerable development work done.

During a roughly 33-month time frame from 1939 to 1942 the mine produced about 5,000 ounces of gold and 6,000 ounces of silver.

In 1946 and 1947, Mr. and Mrs. Ward purchased the remaining 2/ 3 interest in the claims and continued to maintain the property. Except for 1959-1960 when about $5,000.00 worth of concentrates were produced there has been no other production since 1946. Following Mr. Ward's death in November 1958, a rehabilitation and modernization program was planned by Mrs. Ward with the assistance of Harold C. Lynch.

In 1961 the Center Start Gold Mine, Inc was incorporated, and the property was acquired from Mrs. Genevieve (Ward) Lynch.

In 1968 Center Star Gold Mines, Inc. completed a public offering and the Center Star Mine was reactivated. Also, in 1968 a 6,800-foot power line was constructed and put into operation bringing electric power to the site.

From 1968 to 1970 the underground workings were advanced an additional 500 feet. In 1971 the Center Mine was placed on standby awaiting more favorable gold prices.

In 1980 the Center Star Mine was reopened. Between 1980 and 1981 the Center Star completed a $500,000 mine renovation, sampling and drilling program. Over 2,000 samples were taken from various areas of the mine and the drill program resulted in defining an ore block estimated at 30,000 tons with grades between .46 and .63 ounces to the ton.

At some point between 1983 and 1984 the Center Star was once a gain placed on standby due to low gold prices.

In 1985 mill and equipment and several buildings on the property were removed and salvaged.

At some point between 1986 and 1987 the property was acquired by Mariner Explorations, Inc. Mariner Explorations did an extensive sapling and mapping of the area on the property adjacent to existing working.

At some point subsequent to Mariner Explorations surface exploration work the property was acquired by Gregory Schifrin, who sold the property to Magellan Gold in 2020.

Power and Water

Power to the mine site will initially be provided by a diesel generator and a diesel compressor. In 1968 the mine site was connected to a 3-phase electrical power line. The power line is no longer operable but can be replaced in the future.

Water to the site is available from a year-round mountain stream that should be adequate to meet the properties’ needs.

Geology

The Center Star Mine is located in Idaho about midway between Golden and Elk City. It appears to be in the Central Idaho Belt series and is in the Ten-mile Mining District. The mine area is composed of banded Pre-Cambrian Belt gneisses and schists. The general area has been faulted; intrusions of granite dikes and hornblendite sills are prominent.

The following composite level map shows the extent of known historical workings at the mine:

MAIN
LEVEL
MAIN
LEVEL
150 LEVEL
100 LEVEL
INTERMEDIATE
LEVEL
SOUTHWEST
DRIFT

COMPOSITE LEVEL MAP

CENTER STAR MINE PROJECT
ELK CITY MINING DISTRICT

DESERT VENTURES, INC.

The country rock is well-banded quartz biotite gneiss. Near quartz intrusions the country rock is highly silicified and in fractured zones is brecciated. The regional trend of the county rock foliation is approximately north and south.

A series of faults and brecciated zones cuts through the country rock. The general trend of the faulted areas is approximately north 70 degrees east and dips 40 degrees or more to the southeast.

Quartz follows faulted zones, forming elongated veins and is also found as a replacement of gneiss. However, gneissic banding is preserved in the quartz and the wall rock is not easily distinguished from the quartz in the replacement zones. These zones show a gradation from quartz, to gneissic banded quartz to silicified gneiss, to gneiss. Along some faults, gouge and brecciated wall rock is more than two feet thick. Quartz usually shows more brecciation than silicified gneiss. Quartz is also greatly shattered in the fractured zones.

Sulfides are disseminated in the vein quartz and silicified wall rock and fill small fractures and shattered zones. The most abundant of these are pyrite and chalcopyrite. However, galena and sphalerite are commonly exposed in brecciated zones of quartz and wall rock.

The ore is found as irregular and generally elongated bodies following faults which strike approximately N 70 degrees E. A shear zone 100 feet wide, extending from about 240 feet in the Weiss tunnel contains all the ore to be seen in the present mine workings. A series of faults parallel each other within this zone. The country rock, surrounding the shear zone, is composed of schist and gneiss. Intrusions of granite cutting the country rock are exposed in the Weiss tunnel. The schists and gneisses grade into silicified rock at the contact of the shear zone.

Drifting followed quartz veins which vary in thickness from one inch to ten feet, averaging about five feet. The quartz veins pinch and swell throughout their exposed length with alternate brecciation. Gouge of varying thickness follows both walls of the quartz veins. Brecciation of the quartz and silicification of the gneisses and schists presumably took place at the time of later faulting and fracturing. Later quartz introduction apparently occurred periodically; this later quartz contains most of the sulfides and gold. Quartz in some zones grades gradually into silicified all rock; in these zones no contact can be established between silicified wall rock and quartz. However, quartz veinlets were observed extending into the wall rock. These veinlets contain sulfides and some gold.

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

We have not completed a feasibility study with regard to all or a portion of any of our properties to date. Any mineralized material discovered or extracted by us should not be considered proven or probable mineral reserves. As of the date of this Memorandum, none of our mineralized material met the definition of proven or probable mineral reserves. We expect to remain an exploration stage company for the foreseeable future, even though we were extracting and processing mineralized material. We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable mineral reserves that meet the guidelines under SEC Industry Guide

OUR EXPLORATION PROCESS

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

The first phase is intended to determine whether a prospect warrants further exploration and involves:

•	researching the available geologic literature;

•	interviewing geologists, mining engineers and others familiar with the prospect sites;

•	conducting geologic mapping, geophysical testing and geochemical testing;

•	examining any existing workings, such as trenches, prospect pits, shafts or tunnels;

•	digging trenches that allow for an examination of surface vein structures as well as for efficient reclamation, contouring and re-seeding of disturbed areas; and,

•	analyzing samples for minerals that are known to have occurred in the test area.

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

The third phase is intended to precisely define depth, width, length, tonnage and value per ton of any deposit that has been identified and would involve:

•	drilling to develop the mining site;

•	conducting metallurgical testing; and

•	obtaining other pertinent technical information required to define an ore reserve and complete a feasibility study depending upon the nature of the particular deposit, the third phase on any one property could take one to five years or more and cost well in excess of $1 million. None of our properties has reached the third phase.

We intend to explore and develop our properties ourselves, although our plans could change depending on the terms and availability of financing and the terms or merits of any joint venture proposals.

Our Exploration Plans

Past exploration, development and production on the property has identified a number of ore bodies and targets for future exploration. Potential for additional mineralization is very good as known veins and ore bodies appear to be open in all directions. We will use known mineralization areas from previous geological reports to identify exploration targets.

We are developing a geological mapping, with rock sampling and assaying programs that will focus on taking samples from previously sampled high-grade areas to test and verify historical geological reports. Successful completion of the mapping and sampling program will help guide a drilling program to better define historically reported ore blocks and resource estimates.

Subject to securing the necessary, we have budgeted $500,000 for exploration work over the next 6 to 12 months. Comprising of $150,000 for sampling, assaying, mapping and computer modeling and $300,000 for diamond drilling, assaying and mapping.

We anticipate the exploration program will be supervised by Gregory Schifrin, a director of the company.

MARKETING

All of our mining operations, if successful, will produce gold or silver in doré form or a concentrate that contains gold or silver.

We plan to market our refined metal and doré to credit worthy bullion trading houses, market makers and members of the London Bullion Market Association, industrial companies and sound financial institutions. The refined metals will be sold to end users for use in electronic circuitry, jewelry, silverware, and the pharmaceutical and technology industries. Generally, the loss of a single bullion trading counterparty would not adversely affect us due to the liquidity of the markets and the availability of alternative trading counterparties.

We plan to refine and market its precious metals doré and concentrates using a geographically diverse group of third party smelters and refiners. The loss of any one smelting and refining client may have a material adverse effect if alternate smelters and refiners are not available. We believe there is sufficient global capacity available to address the loss of any one smelter.

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

Our financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the reports of our auditors issued in connection with our consolidated financial statements for the fiscal years ended December 31, 2020 and 2019, contain explanatory paragraphs indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern.

Uncontrollable events like the COVID-19 pandemic may negatively impact our operations.

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

From time to time the U.S. government may determine to revise U.S. mining and environmental laws. It remains unclear to what extent new legislation or regulations may affect existing mining claims or operations. The effect of any such revisions on our operations cannot be determined conclusively until such revision is enacted; however, such legislation could materially increase costs on properties located on federal lands, such as ours, and such revision could also impair our ability to develop the Properties and to explore and develop other mineral projects.

Compliance with environmental regulations and litigation based on environmental regulations could require significant expenditures.

Mining exploration and mining are subject to the potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Insurance against environmental risk (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to us (or to other companies in the minerals industry) at a reasonable price.

Environmental regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees.

 To the extent we are subject to environmental liabilities, the settlement of such liabilities or the costs that we may incur to remedy environmental pollution would reduce funds otherwise available to us and could have a material adverse effect on our financial condition and results of operations. If we are unable to fully remedy an environmental problem, it might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. The environmental standards that may ultimately be imposed at a mine site impact the cost of remediation and may exceed the financial accruals that have been made for such remediation. The potential exposure may be significant and could have a material adverse effect on our financial condition and results of operations.

Moreover, governmental authorities and private parties may bring lawsuits based upon damage to property and injury to persons resulting from the environmental, health and safety impacts of our operations, which could lead to the imposition of substantial fines, remediation costs, penalties and other civil and criminal sanctions. Substantial costs and liabilities, including for restoring the environment after the closure of mines, are inherent in our proposed operations

Some mining wastes are currently exempt to a limited extent from the extensive set of federal Environmental Protection Agency (“EPA”) regulations governing hazardous waste under the Resource Conservation and Recovery Act (“RCRA”). If the EPA designates these wastes as hazardous under RCRA, we may be required to expend additional amounts on the handling of such wastes and to make significant expenditures to construct hazardous waste disposal facilities. In addition, if any of these wastes causes contamination in or damage to the environment at a mining facility, such facility may be designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). Under CERCLA, any owner or operator of a Superfund site since the time of its contamination may be held liable and may be forced to undertake extensive remedial cleanup action or to pay for the government’s cleanup efforts. Such owner or operator may also be liable to governmental entities for the cost of damages to natural resources, which may be substantial. Additional regulations or requirements are also imposed under the federal Clean Water Act (“CWA”). The Company considers the current proposed federal legislation relating to climate change and its potential enactment may have future impacts to the Company’s operations in the United States.

In addition, there are numerous legislative and regulatory proposals related to climate change, including legislation pending in the U.S. Congress to require reductions in greenhouse gas emissions. The Company has reviewed and considered current federal legislation relating to climate change and does not believe it to have a material effect on its operations, however, additional regulation or requirements under any of these laws and regulations could have a materially adverse effect upon the Company and its results of operations.

Compliance with CERCLA, the CWA and state environmental laws could entail significant costs, which could have a material adverse effect on our operations.

In the context of environmental permits, including the approval of reclamation plans, we must comply with standards and regulations which entail significant costs and can entail significant delays. Such costs and delays could have a dramatic impact on our operations. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our operations. We intend to fully comply with all applicable environmental regulations.

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

Effective May 2012, our common stock was approved for quotation on the OTC Bulletin Board under the ticker symbol “MAGE.” The Company’s shares are now quoted on the OTCQB of the OTC Markets Group, Inc. The following sets forth the high and low trading prices for the periods shown:

	2019		2020
	High	Low	High	Low
First quarter ended March 31	$3.05	$1.10	$1.49	$0.25
Second quarter ended June 30	$2.18	$1.21	$0.87	$0.20
Third quarter ended September 30	$2.50	$1.70	$1.65	$0.85
Fourth quarter ended December 31	$2.30	$1.04	$1.15	$0.86

The closing price of the Company's common stock as of April 12, 2021 was $1.07, as reported on the OTC.QB. The OTC.QB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions. As of April 9, 2021 there were approximately 82 record owners of the Company's common stock.

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

Effective July 1, 2020, Magellan entered into a stock purchase agreement to acquire Clearwater Gold Mining Corporation (“Clearwater”) which owns certain unpatented mining claims in Idaho County, Idaho that include the historic Center Star Gold Mine near Elk City, Idaho. The Center Star Mine hosts high grade gold mineralization that was discovered in the early 1900’s. There was periodic historic production and development work done under different ownership through the 1980s. With the high-grade gold mineralization present, Magellan will be evaluating the historic mine data to assess the potential to develop a gold resource at Center Star. The project area is located 45 miles from Grangeville, Idaho and near the town of Elk City, Idaho.

In consideration for 100% of the issued and outstanding shares of Clearwater, Magellan has agreed to pay its sole shareholder 1,000,000 shares of Magellan common stock and $150,000 in cash. Of the 1,000,000 shares, 750,000 have been issued and 250,000 shares will be issued two years from the closing concurrent with the pay-off of the secured promissory note. The cash consideration of $25,000 was paid and the balance of $125,000 is evidenced by a secured promissory note due in two years. The Note is secured by the Clearwater shares and assets.

Our primary focus is to advance our Idaho gold project towards resource definition and eventual development, and possibly to acquire additional mineral rights and conduct additional exploration, development and permitting activities. Our permitting applications and exploration and development efforts will require additional capital. We rely upon the sale of our securities as well as advances and loans from executive management and significant shareholders to fund our operations as we have not generated any significant revenue.

Results of Operations for the Years Ended December 31, 2020 and 2019

	Years ended December 31,
	2020	2019

Operating expenses:
General and administrative expenses	$1,175,110	$1,008,917
Total operating expenses	1,175,110	1,008,917

Operating loss	(1,175,110)	(1,008,917)

Other income (expense):
Interest expense	(424,858)	(526,273)
Other income	26,980	–
Loss on extinguishment of debt	–	(3,151,314)
Loss on settlement of liabilities	(2,110,047)	–
Change in derivative liability	–	12,457
Total other income (expense)	(2,507,925)	(3,665,130)

Net loss from continuing operation	(3,683,035)	(4,674,047)

Net loss from discontinued operation	(31,599)	(461,753)

Net loss	$(3,714,634)	$(5,135,800)

Operating expenses

During the year ended December 31, 2020, our total operating expenses included general and administrative expenses of $1,175,110 as compared to $1,008,917 during the year ended December 31, 2019. The $166,193 increase is primarily associated with increases in investor relations, stock based compensation and legal fees offset with decreases in travel expenses

Other income (expenses)

Interest expense for the year ended December 31, 2020 and 2019 totaled $424,858 and $526,273, respectively. The decrease in interest expense is related to the conversion of debt to equity during the year ended December 31, 2020.

Loss on settlement of liabilities for the year ended December 31, 2020 totaled $2,110,047. The loss on settlement was a result of settlement of convertible debt and advances for common shares and warrants during the year ended December 31, 2020.

Loss on extinguishment of debt for the year ended December 31, 2019 totaled $3,151,314. The loss on extinguishment of debt was a result of settlement of debt on September 30, 2019, which is discussed in detail in the footnotes.

Other income for the year ended December 31, 2020 of $26,980 was related to the NVX option and Small Business Administration Economic Injury Disaster Loan Grant.

Discontinued operations

The net loss from discontinued operations during the years ended December 31, 2020 and 2019 totaled $31,599 and $461,753, respectively. Net loss from discontinued operations represent the Mexico operations and Gulf+Western that were disposed of in March 2020 and July 2020, respectively. The $430,154 change is due to the limited operations of the Mexico and Gulf+Western assets in 2020.

Liquidity and Capital Resources:

Our audited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At December 31, 2020, we had not yet generated any significant revenues or achieved profitable operations and we have accumulated losses of $15,832,969. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

During the year ended December 31, 2020, the Company sold $285,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 142,500 common stock warrants with an exercise price of $0.50 per share for a term of 5 years.

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

On July 21, 2020, the Company entered into a Stock Purchase agreement with Tri Power Resources, LLC to sell 1,000 shares representing 100% ownership of Gulf+Western Industries, Inc (“Gulf+Western”) to Tri Power in consideration for the return and cancellation of 50,000 shares of the Company’s Series A Preferred Stock with a stated value of $10 per share. John Gibbs, a majority shareholder in the Company, is the Managing Member and Chief Executive Officer of Tri Power Resources, LLC

During the year ended December 31, 2019, the Company sold $135,000 of Series 2019A 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series 2019A Notes are convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The lenders were issued 100,000 common stock warrants with an exercise price of $2.00 per share. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in August and December 2019. The $135,000 debt discount is amortized over the term of the loan. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes mature twelve (12) months from the date of issue. The maturity date can be extended at the option of the Company for an additional one (1) year.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Years ended December 31,
	2020	2019

Net cash used in operating activities from continuing operations	$(136,803)	$(221,970)
Net cash used in operating activities from discontinued operations	(51,491)	(207,034)
Net cash used in operating activities	(188,294)	(429,004)

Net cash used in investing activities from continuing operations	(113,828)
Net cash used in investing activities from discontinued operations	–	(75,000)
Net cash used in investing activities	(113,828)	(75,000)

Net cash provided by financing activities from continuing operations	233,319	457,246
Net cash provided by financing activities from discontinued operations	–	–
Net cash used in financing activities	233,319	457,246

Effect of foreign currency exchange	68,636	42,489

Net change in cash and cash equivalents	(167)	(4,269)
Cash and cash equivalents beginning of period	167	4,436
Cash and cash equivalents end of period	$–	$167

At December 31, 2020, we had a $1,476,062   working capital deficit. This compares to cash of $167 and a working capital deficit of $2,494,426   at December 31, 2019.

At December 31, 2020, we had $1 in cash and a $1,476,062 working capital deficit. This compares to cash of $167 and a working capital deficit of $2,494,426 at December 31, 2019.

Net cash used in operating activities from continuing operations during the year ended December 31, 2020 was $136,802 and was mainly comprised of our $3,683,035 net loss during the year, adjusted by a non-cash charges of $2,153,183 for loss on settlement of liabilities, $634,921 of stock compensation and accretion of discounts on notes payable of $346,781. In addition, it reflects changes in operating assets and liabilities of $411,348.

Net cash used in operating activities from continuing operations during the year ended December 31, 2019 was $221,970 and was mainly comprised of our $4,674,047 net loss during the year, adjusted by a non-cash charges of $12,457 gain on investment, $3,259,365 for loss on extinguishment of debt, $423,399 of stock compensation and accretion of discounts on notes payable of $210,445. In addition, it reflects changes in operating assets and liabilities of $571,325.

Net cash used in operating activities from discontinued operations of during the years ended December 31, 2020 and 2019 of $51,491 and $207,034, respectively, are related to the disposal of the Mexico and Gulf+Western operations.

Net cash used in investing activities from continuing operations during the year ended December 31, 2020 was $113,828 and was comprised of cash payments of $101,328 in development costs and $12,500 for mineral rights for Clearwater Mining Corporation.

Net cash used in investing activities from discontinued operations during the year ended December 31, 2019 was $75,000 related to the disposal of Mexico operations.

Net cash provided by financing activities from continuing operations during the year ended December 31, 2020 was $233,319 comprised $38,500 proceeds from the sale of common stock and warrants, $235,000 proceeds from convertible debt from third parties, $60,000 proceeds from convertible debt from related parties, $45,830 proceeds from advances from related parties, $20,000 proceeds on advances from third parties, offset by $10,000 payments on convertible notes from third parties and $156,011 payments on advances from related parties.

Net cash provided by financing activities from continuing operations during the year ended December 31, 2019 was $457,246 comprised $30,000 proceeds from the sale of common stock and warrants, $135,000 proceeds from convertible debt from third parties, $482,455 proceeds from advances from related parties, $32,500 proceeds on advances from third parties, offset by $222,709 payments on advances from related parties.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2020. Our CEO concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, Mr. Martinez concluded that the design and operation of our disclosure controls and procedures were not effective as of such date to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current executive officers and directors are:

Name	Age	Position
Michael Lavigne	64	CEO & Director
Mark Rodenbeck	72	Director
Deepak Malhotra	72	Director
Greg Schifrin	61	Director

Mark Rodenbeck, age 72, was appointed Director on June 16, 2020.

Mr. Rodenbeck, age 72, served as an officer and director of Mascota Resources, a Nevada mining Company, from February 2015- October 2019. He graduated (cum laude with Dean's List honors) from Northwood Institute with a B.S. Degree in Business Administration in 1970. Between 1970 and 1976, Mark worked as General Manager, and then District Manager, for Foodplex Inc., a large operator of fast food restaurants. In 1976 he became President and 50% owner of Damark Inc. which owned and operated 6 fast food restaurants in Michigan. In 1981, Mr. Rodenbeck sold his restaurants and moved to Denver, Colorado, and became a stockbroker. In 1984, he was promoted to Branch Manager of Engler & Budd, a Minneapolis-based brokerage firm. In 1995, he co-founded Colorado Ceramic Tile, Inc. as a 50% owner and officer. Mr. Rodenbeck retired from Colorado Ceramic Tile in 2012.

Gregory Schifrin, age 61, was appointed Director on July 1, 2020.

Mr. Schifrin, age 61, has been a Geologist for more than 35 years, specializing in precious, base metals, rare earth and uranium exploration and development. Previously he served as the CEO and a member of the Board of Director at Blackrock Gold Corp.

Michael Lavigne, age 64, was appointed CEO and Director on August 1, 2020.

Mr. Lavigne has been involved in the mining industry since 1975, when he worked underground for Hecla Mining Company. After completing law school, Mr. Lavigne started a registered broker-dealer specializing in mining and resource companies. He was a member and on the board of directors for the Spokane Stock Exchange and was involved in a number of financings for exploration-stage companies. Mr. Lavigne has served in management and board positions for a number of exploration companies with projects in Idaho, Montana, Nevada, Utah, Wyoming and Alaska. Additionally, Mr. Lavigne is owner and Managing Partner of Capital Peak Partners, LLC, which provides consulting services in the area of corporate and business development to a number of mining companies. Mr. Lavigne received his BA in Accounting from the University of Idaho and JD from the Gonzaga University School of Law.

Deepak Malhotra, age 72, was appointed Director on September 1, 2020.

Dr. Malhotra, age 72, is a world-renowned processing expert, with over 48 years of mining industry experience, with expertise in process design, process development, plant auditing and troubleshooting, detailed engineering, and capital and operating cost management. His process work with mining organizations worldwide has led to the commercialization of about 15 plants, with capital ranging from $50 million to $750 million.

After working for AMAX Inc. for 17 years, Dr. Malhotra founded Resource Development Inc. (RDI), a metallurgical testing and consulting company, in 1990. His clients include World Bank/IFC, international financial institutions, mining companies, and governments. The consulting business of RDI was later spun off as an independent company, Pro Solv Consulting LLC, where Dr. Malhotra is currently serving as President.

Dr. Malhotra has a Ph.D. in Mineral Economics (1978) and M.S., Metallurgical Engineering (1973) from the Colorado School of Mines and B.S., Metallurgical Engineering (1970) from the Indian Institute of Technology. He is a Registered Member of Society of Mining Engineers, Member of Canadian Institute of Mining and Metallurgical Engineering, and a Qualified Person (QP) under National Instrument 43-101 in Canada. He has been awarded the Gaudin Award and Arthur C. Daman Lifetime Achievement Award by the Society of Mining and Metallurgy and Exploration Engineers. Dr. Malhotra is also currently Director at Canarc Resource Corp. and Cardero Resource Corp., and Consultant at RDI. He holds four patents and has published over 80 articles and edited several books.

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

Director Independence

Our common stock is listed on the OTC.QB of the OTC Markets Group, Inc. inter-dealer quotation systems, which does not have director independence requirements. Nevertheless, for purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). One of our four directors is an officer of the corporation and is not considered independent.

Board Meetings

During the years ended December 31, 2019 and 2020, our Board members engaged in frequent informal discussions; and all Board actions have been undertaken by unanimous written consent.

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

Compliance with Section 16(a), Beneficial Ownership

Under the Securities Laws of the United States, our directors, executive (and certain other) officers, and any persons holding more than ten percent (10%) of our common stock during any part of our most recent fiscal year are required to report their ownership of common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to report in this Report any failure to file by these dates. During the year ended December 31, 2020, all of these filing requirements were satisfied by our officers, directors, and ten-percent holders except that Mr. Power failed to file one report covering one transaction in a timely fashion. In making these statements, we have relied on the written representation of our directors and officers or copies of the reports that they have filed with the Commission.

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

Our Code of Ethics is on file with the SEC. We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Magellan Gold Corporation, 602 Cedar St., Ste. 205, Wallace, ID 83873.

ITEM 11.	EXECUTIVE COMPENSATION

Director Compensation

Our directors receive no compensation for their services as director.

Executive Compensation

The following table sets forth all compensation paid to our Named Executive Officers for the years ended December 31, 2020 and 2019  :

SUMMARY COMPENSATION TABLE

		Salary	Bonus	Stock Awards	Option Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Michael Lavigne CEO and Director	2020 (partial)	–	–	84,500	–	–	–	–	84,500

John Power CFO and Director	2020 (partial)	–	–	–	–	–	–	–	–
	2019 (partial)	–	–	–	–	–	–	–	–

Employment Agreements

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

As of the date of this Annual Report, there have been no grants made under the Plan.

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

The following table shows the number of shares owned and the percentage of outstanding common stock owned as of April 9, 2021. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Ownership as a Percentage of Outstanding Common Shares (3)

John Gibbs 807 Wood N Creek Ardmore, OK 73041	3,899,359	(4)	51.00%

John C. Power	664,423	(5)	8.71%

Michael Lavigne

Mark Rodenbeck			nil

Greg Schifrin	750,000		9.83%

Deepak Malhotra	250,000	(6)	3.28%

Stephen Calandrella 6547 N. Academy Blvd. Colorado Springs, CO 80918	455,195		5.97%

Ronald and Paula Lavigne PO Box 698 Osburn, ID 83809	573,560		7.52%

W. Pierce Carson PO Box 831 Cedar Crest, NM 87008	390,580		5.12%

All officers and directors as a group (four persons)	1,000,000		13.11%

(1)	Unless otherwise stated, address is 602 Cedar St., Ste. 205, Wallace, ID 83873

(2)	Under SEC Rules, we include in the number of shares owned by each person, the number of shares issuable under outstanding options or warrants if those options or warrants are exercisable within 60 days of the date of this Annual Report. In calculating percentage ownership, we calculate the ownership of each person who owns exercisable options by adding (i) the number of exercisable options for that person only to (ii) the number of total shares outstanding and dividing that result into (iii) the total number of shares and exercisable options owned by that person.

(3)	Shares and percentages beneficially owned are based upon 7,626,599 shares outstanding on April 9, 2021.

(4)

Includes 1,802,739 shares owned individually, warrant exercisable to purchase 95,000 shares of Common Stock at $0.20 per share, Series A Preferred Shares convertible into a total of 1,991,290 shares of Preferred Stock (excluding any future accrued interest that may be convertible), 1,000 shares owned by Redwood Microcap Fund, Inc. controlled by Mr. Gibbs. and 9,330 shares owned by Tri Power Resources, Inc., controlled by Mr. Gibbs.

(5)	Includes 238,019 shares owned individually, Series A Preferred Shares convertible into 401,404 shares of Common Stock, and Series A Preferred Shares held by Lambeau Financial, LLC of which Mr. Power is a Control Person, convertible into 25,000 shares of Common Stock.

(6)	Includes 50,000 shares owned individually and a warrant exercisable to purchase 250,000 shares of Common Stock at $0.20 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Management fees to Mr. Martinez for the years ended December 31, 2020 and 2019, are $0 and $4,500, respectively. These fees are included in general and administrative expenses in our consolidated statements of operations and comprehensive loss. At December 31, 2020 and 2019, $0 and $7,000 of the fees had not been paid and are included in accounts payable on the accompanying consolidated balance sheets.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	December 31, 2020	December 31, 2019
Accrued interest payable – Mr. Gibbs	$2,597	$–
Accrued interest payable – Dr. Carson	752	752
Accrued interest payable – Mr. Schifrin	1,880	–
Accrued interest payable – Mr. Malhotra	241	–
	$5,470	$752

Advances Payable – Related Party

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

	Year Ended December 31, 2020
	Advances	Repayments
Mr. Power	$15,830	$(156,011)
Mr. Schifrin	10,000	–
Mr. Gibbs	20,000	–
Totals	$45,830	$(156,011)

	Year Ended December 31, 2019
	Advances	Repayments
Mr. Power	$130,455	$(222,709)
Mr. Carson	352,000	–
Totals	$482,455	$(222,709)

During the year ended December 31, 2020, Mr. Gibbs advanced $20,000 and Mr. Schifrin advanced $10,000 to the Company. During the year ended, Mr. Power advanced $15,830 cash and paid expenses using his personal credit card on behalf of the Company of $118,384, and the Company made repayments to Mr. Power and/or his credit card of $156,011. On May 31, 2020, the Company issued 475,000 shares of common stock to Mr. Gibbs with a fair value of $332,500 for the settlement of advances in the amount of $95,000, resulting in a loss on settlement of $237,500. In addition, the Company issued 475,000 warrants exercisable for a period of twelve months at an exercise price of $0.20 per share. The Company recognized an additional $288,046 loss related to the issuance of warrants for the settlement of liabilities. Amounts due to related parties was $47,762 and $134,559 as of December 31, 2020 and December 31, 2019, respectively.

Notes Payable – Related Parties

On May 31, 2017 we entered into three short-term notes with Mr. Gibbs, Dr. Carson and Mr. Power in the principal amounts of $100,000, $25,000 and $25,000, respectively. The notes bear interest at 6% and matured on November 15, 2017. The note balances were subsequently rolled into the Series 2017 Notes. A total of $752 of interest is accrued on these notes as of December 31, 2020 and December 31, 2019, respectively.

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

On December 31, 2014, we again amended the credit agreement to increase the borrowing limit to $900,000 and extend the maturity date to December 31, 2015. As part of the 2014 amendment and the subsequent appointment of Dr. Pierce Carson as the President, CEO and Director of G+W effective June 1, 2015, we had pledged all of our 85% equity interest in G+W, which owned the Silver District properties, as security for all amounts outstanding under the credit agreement. In July 2016, we completed a share exchange with Dr. Carson to re-acquire the 15% interest in G+W, and therefore at December 31, 2017 our entire 100% interest in G+W was pledged as security for outstanding amounts under this credit agreement.

On December 31, 2015 we again amended the credit agreement to increase the borrowing limit to $1,000,000 and extended the maturity date to December 31, 2016. Finally, on March 31, 2017 with an effective date of December 31, 2016 we again amended the credit agreement to extend the maturity date to December 31, 2018 and later extended to March 31, 2019. In April 2019 this credit facility was extended until December 31, 2019 in exchange for a fee equal to 2% of the outstanding balance. All other terms of the agreement were unchanged. The 2% fee of $17,050 was recorded as a debt discount and fully amortized with settlement of debt in September 2019.

In 2018, $20,000 was received under this agreement. During the same period Mr. Gibbs converted $100,000 of the outstanding balance on the line of credit into 100,000 shares of common stock at $1.00 per share.

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

The outstanding balance under the line of credit was $0 at December 31, 2019. In addition, no interest was accrued on this obligation and is included in accrued interest - related parties on the accompanying consolidated balance sheets at December 31, 2019.

10% Unsecured Convertible Note

On October 1, 2019, the Company issued a 10% Unsecured Convertible Note in the principal amount of $145,977.65 to evidence accrued and unpaid legal fees owed to the Company’s attorney. The note is due on demand, and is convertible into shares of common stock at a conversion price of $1.00 per share.

Gulf + Western Industries.

Effective July 1, 2020, Magellan Gold Corporation, a Nevada corporation (the “Company”), executed a Stock Purchase Agreement with Tripower Resources, Inc. (“Tripower”) pursuant to which the Company sold 100% of the issued and outstanding stock of its wholly-owned subsidiary Gulf + Western Industries, Inc. (“GW”) in consideration of the surrender for cancellation of an aggregate of 50,000 shares of Series A Preferred Stock owned by John Gibbs, who is a control person of Tripower. GW owns a portfolio of mining claims comprising the Silver District Project in Arizona.

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

The aggregate fees billed for the fiscal years 2020 and 2019 for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2020	2019
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$50,000	$55,000
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees"	–	–
Tax fees - tax compliance, tax advice and tax planning	4,500	5,600
All other fees - services provided by our principal accountants other than those identified above	–	–
Total fees	$54,500	$60,600

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	Ex. No.	Title
(1)	3.1	Certificate of Incorporation filed September 28, 2010
(1)	3.2	Bylaws
(4)	3.3	Amended and Restated Bylaws
(6)	3.4	Second Amended and Restated Bylaws
(1)	4.1	Specimen Common Stock Certificate
(1)	10.1	Cowles’ Option and Mining Lease
(1)	10.2	Mining Lease – Randall Claims
(1)	10.3	Assignment of Randall Mining Lease Agreement
(1)	10.4	Mining Lease – Secret Claims
(1)	10.5	Consulting Agreement
(2)	10.6	Promissory Note Dated August 23, 2011, in favor of John C. Power
(2)	10.7	Promissory Note Dated August 23, 2011, in favor of John D. Gibbs
(3)	10.8	First Amendment to Mining Lease – Secret Claims
(3)	10.9	Second Amendment to Mining Lease – Randall Claims
(5)	10.10	Promissory Note Dated February 28,2012, in favor of John D. Gibbs
(7)	10.11	Third Amendment to Mining Lease – Randall Claims
(8)	10.12	Option Agreement – Columbus Silver
(9)	10.13	Amendment No. 1 to Promissory Note in favor of John C. Power
(10)	10.14	Credit Agreement dated December 31, 2012 in favor of John D. Gibbs
(11)	10.15	Amendment No. 1 to Silver District Option Agreement
(12)	10.16	Allonge and Modification Agreement with John D. Gibbs
(13)	10.17	Promissory Note in favor of John Power
(14)	10.18	Silver District / Columbus Silver Purchase Agreement
(14)	10.19	Promissory Note in favor of Clifford Neuman
(15)	10.20	Second Allonge and Modification Agreement with John D. Gibbs
(16)	10.21	Employment Agreement - W. Pierce Carson
(17)	10.22	Employment Agreement – W. Pierce Carson (Magellan)
(18)	10.23	Agreement and Plan of Merger
(19)	10.24	Mining Option Agreement
(19)	10.25	Lock-Up/Voting Trust Agreement
(19)	10.26	Intuitive Pty, Ltd. Agreement
(19)	10.27	Mining Clip LLC Agreement
(19)	10.28	Promissory Note
(20)	10.29	Memorandum of Understanding
(7)	14.1	Code of Ethics
(21)	10.30	Consulting Agreement
(21)	10.31	Promissory Note in favor of W. Pierce Carson
(21)	10.32	Promissory Note in favor of John Power
(21)	10.33	Promissory Note in favor of John Gibbs
(22)	10.34	Promissory Note in favor of John Power

(22)	10.35	Stock Pledge Agreement
(23)	10.36	Amendment No. 1 to Memorandum of Understanding
(24)	10.37	Stock Purchase Agreement
(25)	10.38	Confirmation Letter
(26)	10.39	Amendment to Stock Purchase Agreement
(27)	10.40	Certificate of Amendment
(28)	10.41	Securities Purchase Agreement
(28)	10.42	Promissory Note
(29)	10.43	Securities Purchase Agreement
(29)	10.44	Promissory Note
(30)	10.45	Interim Milling Agreement
(31)	10.46	Amendment No. 2 to Stock Purchase Agreement
(31)	10.47	Closing Escrow Agreement
(31)	10.48	Form of Secured Note
(31)	10.49	Form of Stock Pledge Agreement
(31)	10.50	Form of Security Agreement
(31)	10.51	Form of Collateral Agent Agreement
(32)	10.52	Termination Agreement
(33)	10.53	Combined financial statements of SDA Mill as of and for the periods ended November 30, 2017 and December 31, 2016
(33)	10.54	Magellan Gold Corporation Unaudited Pro Forma Condensed Combined Financial Information
(34)	10.55	Amendment No. 1 to EMA Financial Note
(35)	10.56	Amendement No. 1 to Auctus Fund Note
(36)	10.57	Agreement to Convert Debt
(37)	10.58	Restricted Stock Award Agreement
(38)	10.59	Convertible Promissory Note
(39)	10.60	Securities Purchase Agreement
(40)	10.61	Agreement for Exploration
(41)	10.62	Amendment to Agreement for Exploration
(42)	10.63	EMA Amendment
(43)	10.64	Auctus Amendment
(44)	10.65	Promissory Note
(45)	10.66	Securities Purchase Agreement
(46)	10.67	Amendment No. 1 Convertible Promissory Note
(47)	10.68	Letter Agreement
(48)	10.69	Form of 10% Convertible Promissory Note – Note Offering
(49)	10.70	Form of 36% Convertible Promissory Note – Bridge Note Offering
(50)	10.71	Restricted Stock Unit Agreement
(51)	10.72	Deferred Compensation and Equity Award Plan
(52)	10.73	Certificate of Designations – Series A Convertible Preferred Stock
(53)	10.74	Option to Purchase Agreement
(54)	10.75	Letter of Intent

(55)	10.76	Agreement to Accept Collateral in Full Satisfaction of Obligations
(56)	10.77	Share Purchase Agreement
(57)	10.78	Promissory Note
(58)	10.79	Stock Pledge Agreement
(59)	10.80	Security Agreement
(60)	10.81	Stock Purchase Agreement
(61)	10.82	Restricted Stock Unit Agreement
(62)	10.83	Restricted Stock Unit Agreement
*	31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance*
	101.SCH	XBRL Taxonomy Extension Schema**
	101.CAL	XBRL Taxonomy Extension Calculation**
	101.DEF	XBRL Taxonomy Extension Definition**
	101.LAB	XBRL Taxonomy Extension Labels**
	101.PRE	XBRL Taxonomy Extension Presentation**

(1)	Incorporated by reference as an Exhibit to Form S-1 as filed with the Commission on May 18, 2011.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 25, 2011.
(3)	Incorporated by reference as an Exhibit to Quarterly Report on Form 10-Q as filed with the Commission on November 14, 2011.
(4)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 7, 2012.
(5)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A-1 as filed with the Commission on March 29, 2012.
(6)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on March 30, 2012.
(7)	Incorporated by reference as an Exhibit to Annual Report on Form 10-K as filed with the Commission on March 30, 2012.
(8)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 30, 2012.
(9)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 4, 2013.
(10)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 4, 2013.
(11)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 23, 2013.
(12)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 2, 2014.
(13)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on April 29, 2014.
(14)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 2, 2014.
(15)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 3, 2015.
(16)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 11, 2015.
(17)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 2, 2016.
(18)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 27, 2016.
(19)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 27, 2016.
(20)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on March 7, 2017.
(21)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 20, 2017.
(22)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 21, 2017.
(23)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 1, 2017.
(24)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on September 12, 2017.
(25)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 11, 2017.
(26)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 18, 2017.
(27)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 30, 2017.

(28)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 6, 2017.
(29)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 7, 2017.
(30)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 8, 2017.
(31)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on December 6, 2017.
(32)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 10, 2018.
(33)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A as filed with the Commission on April 24, 2018.
(34)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 19, 2018.
(35)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 19, 2018.
(36)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 30, 2018.
(37)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 30, 2018.
(38)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A as filed with the Commission on August 1, 2018.
(39)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A as filed with the Commission on August 1, 2018.
(40)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 20, 2018.
(41)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 20, 2018.
(42)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(43)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(44)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(45)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(46)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on September 5, 2018.
(47)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on September 25, 2018.
(48)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 6, 2018.
(49)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 6, 2018.
(50)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 26, 2019.
(51)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 26, 2019.
(52)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 7, 2019.
(53)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 18, 2019.
(54)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 15, 2020.
(55)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on May 7, 2020.
(56), (57), (58), (59)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 20, 2020.
(60), (61)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 30, 2020.
(62)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 12, 2020.

*	Filed herewith.
**	Furnished, not filed.

MAGELLAN GOLD CORPORATION

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

MAGELLAN GOLD CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Magellan Gold Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Magellan Gold Corporation and its subsidiary (collectively, the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

April 15, 2021

MAGELLAN GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash	$–	$167
Prepaid expenses and other current assets	2,168	18,667
Current assets of discontinued operations	–	42,379

Total current assets	2,168	61,213

Mineral rights and properties	1,000,000	–
Development costs	112,968	–
Other assets of discontinued operations	–	1,464,070

Total assets	$1,115,136	$1,525,283

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$195,951	$105,792
Accounts payable - related party	25,139	–
Accrued liabilities	618,480	280,870
Convertible note payable, net - related party	119,435	–
Convertible note payable, net - third party	420,978	373,395
Accrued interest - related parties	5,470	752
Accrued interest	35,015	25,305
Advances payable - related party	47,762	134,559
Advances payable - third party	10,000	32,500
Current liabilities of discontinued operations	–	1,602,466

Total current liabilities	1,478,230	2,555,639

Long term liabilities:
Long term liabilities of discontinued operations	–	130,735

Total liabilities	1,478,230	2,686,374

Commitments and contingencies

Shareholders' deficit:
Preferred shares, 25,000,000 shares
Series A preferred stock - $10.00 stated value; 2,500,000 authorized; 192,269 and 242,269 shares issued and outstanding, respectively	1,922,690	2,422,690
Series B preferred stock - $1,250.00 stated value; 5,000 authorized; none shares issued and outstanding	–	–
Common shares, $0.001 par value; 1,000,000,000 shares authorized; 7,098,394 and 3,651,042 shares issued and outstanding, respectively	7,099	3,651
Additional paid-in capital	13,540,086	8,383,929
Accumulated other comprehensive loss	–	(68,636)
Accumulated deficit	(15,832,969)	(11,902,725)
Shareholders' equity deficit:	(363,094)	(1,161,091)

Total liabilities and shareholders' deficit	$1,115,136	$1,525,283

See accompanying notes to the consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2020	2019

Operating expenses:
General and administrative expenses	$1,175,110	$1,008,917

Total operating expenses	1,175,110	1,008,917

Loss from continuing operations	1,175,110	1,008,917

Other income (expense):
Interest expense	(424,858)	(526,273)
Other income	26,980	–
Loss on extinguishment of debt	–	(3,151,314)
Loss on settlement of liabilities	(2,110,047)	–
Gain on change in fair value	–	12,457

Total other income (expense)	(2,507,925)	(3,665,130)

Net loss from continuing operations	(3,683,035)	(4,674,047)

Net loss from discontinued operations, net of tax	(31,599)	(461,753)

Net loss	(3,714,634)	(5,135,800)

Series A preferred stock dividend	(215,610)	(60,401)

Net loss attributable to common shareholders	(3,930,244)	(5,196,201)

Other comprehensive income:
Foreign currency translation	68,636	40,222
Total other comprehensive income	68,636	40,222

Net comprehensive loss	$(3,861,608)	$(5,155,979)

Basic and diluted net loss per common share:
Continuing operations	$(0.73)	$(1.35)
Discontinued operations	$(0.01)	$(0.13)
Net loss attributable to common shareholders	$(0.74)	$(1.48)

Basic and diluted weighted-average:
common shares outstanding	5,328,740	3,519,308

See accompanying notes to the consolidated financial statements

MAGELLAN GOLD CORPORATION

Consolidated Statements of Shareholders' Deficit

For the years ended December 31, 2020 and 2019

					Additional	Accumulated Other
	Series A Preferred Stock		Common Stock		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Income (Loss)	Deficit	Total

Balance, December 31, 2018	–	$–	3,264,752	$3,265	$4,310,699	$(108,858)	$(6,706,524)	$(2,501,418)

Sales of common stock and warrants	–	–	30,000	30	29,970	–	–	30,000
Stock issued for services	–	–	237,000	237	398,363	–	–	398,600
Stock and warrants issued for liabilities	242,269	2,422,690	46,692	47	3,312,153	–	–	5,734,890
Stock issued for deemed dividend	–	–	45,559	45	(45)	–	–	–
Conversion of debt	–	–	27,039	27	27,012	–	–	27,039
Debt discount from warrants and beneficial conversion feature	–	–	–	–	280,978	–	–	280,978
Stock based compensation	–	–	–	–	24,799	–	–	24,799
Series A preferred stock dividend	–	–	–	–	–	–	(60,401)	(60,401)
Net loss	–	–	–	–	–	–	(5,135,800)	(5,135,800)
Other comprehensive loss	–	–	–	–	–	40,222	–	40,222

Balance, December 31, 2019	242,269	2,422,690	3,651,042	3,651	8,383,929	(68,636)	(11,902,725)	(1,161,091)

Stock and warrants issued for cash	–	–	155,000	155	38,345	–	–	38,500
Stock issued for services	–	–	500,000	500	344,250	–	–	344,750
Stock based compensation	–	–	–	–	290,171	–	–	290,171
Stock and warrants issued for liabilities	–	–	773,770	774	962,774	–	–	963,548
Stock and warrants issued for convertible notes and accrued interest	–	–	1,268,582	1,269	1,639,744	–	–	1,641,013
Stock issued for purchase of Clearwater Gold Mining Corp	–	–	750,000	750	849,250	–	–	850,000
Debt discount from warrants and beneficial conversion feature	–	–	–	–	324,763	–	–	324,763
Series A preferred stock dividend	–	–	–	–	–	–	(215,610)	(215,610)
Disposition of assets, related party	–	–	–	–	206,860	–	–	206,860
Preferred shares returned and cancelled in exchange for Gulf + Western Industries Inc.	(50,000)	(500,000)	–	–	500,000	–	–	–
Net loss	–	–	–	–	–	–	(3,714,634)	(3,714,634)
Other comprehensive income	–	–	–	–	–	68,636	–	68,636

Balance, December 31, 2020	192,269	$1,922,690	7,098,394	$7,099	$13,540,086	$–	$(15,832,969)	$(363,094)

See accompanying notes to the consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2020	2019
Operating activities:
Net loss from continuing operations	$(3,683,035)	$(4,674,047)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Accretion of discounts on notes payable	346,781	210,445
Stock based compensation	634,921	423,399
Loss on extinguishment of debt	–	3,259,365
Loss on settlement of liabilities	2,153,183	–
Gain on change in fair value	–	(12,457)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	16,499	(18,667)
Accounts payable and accrued liabilities	318,796	427,218
Accounts payable - related party	30,000	30,000
Accrued interest	46,052	132,774

Net cash used in operating activities from continuing operations	(136,803)	(221,970)
Net cash used in operating activities from discontinued operations	(51,491)	(207,034)
Net cash used in operating activities	(188,294)	(429,004)

Investing activities:
Cash paid for development costs	(101,328)	–
Cash paid for mineral rights	(12,500)	–

Net cash used in investing activities from continuing operations	(113,828)	–
Net cash used in investing activities from discontinued operations	–	(75,000)
Net cash used in investing activities	(113,828)	(75,000)

Financing activities:
Payments on convertible debt from third parties	(10,000)	–
Proceeds from convertible debt from third parties	235,000	135,000
Proceeds from convertible debt from related parties	60,000	–
Proceeds from advances from related parties	45,830	482,455
Payments on advances from related parties	(156,011)	(222,709)
Proceeds from advances from third parties	20,000	32,500
Proceeds from sale of common stock and warrants	38,500	30,000

Net cash provided by financing activities from continuing operations	233,319	457,246
Net cash provided by financing activities from discontinued operations	–	–
Net cash provided by financing activities	233,319	457,246

Effect of foreign currency exchange	68,636	42,489

Net change in cash	(167)	(4,269)
Cash at beginning of period	167	4,436

Cash at end of period	$–	$167

Supplemental disclosure of cash flow information
Cash paid for interest	$3,250	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Series A preferred stock dividend	$215,610	$60,401
Expenses paid by related party credit cards	$118,384	$195,499
Common stock and warrants issued for the settlement of liabilities	$137,500	$54,652
Additions of assets under operating lease obligations	$–	$6,968
Preferred stock issued for settlement of liabilities	$–	$2,420,873
Transfer of investment to related party for settlement of liabilities	$–	$83,066
Deemed dividend on true-up share issuance	$–	$45
Disposition of assets, related party	$206,860	$–
Conversion of debt and accrued interest	$296,624	$27,039
Debt discount from warrants and beneficial conversion feature	$324,763	$280,978
Common stock issued for accounts payable	$17,254	$–
Convertible note issued to settle accounts payable	$–	$145,978
Preferred stock returned and cancelled	$500,000	$–
Noncash consideration for purchase of Clearwater Gold Mining Corp	$987,500	$–
Noncash consideration for development costs	$11,640	$–

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

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At December 31, 2020, we had not yet generated any significant revenues or achieved profitable operations and we have accumulated losses of $15,832,969. We expect to incur further losses in the development of our business, all of which raises substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including the discontinued operations presentation resulting from the disposition of the Company’s Mexico operations in March 2020 and Gulf + Western Industries, Inc. in September 2020. See Note 4.

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

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any abandonment or impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2020. There were no Impairment charges recognized for during the years ended December 31, 2020 and 2019, respectively.

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

Comprehensive Income/Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income/loss and its components in the financial statements. As of December 31, 2020 and 2019, the Company recognized $68,636 and $40,422 in comprehensive income related to foreign currency translation adjustments for the Mexico operations disposed in March 2020, respectively.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements and the effect of net operating losses based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2020 and 2019, the Company had no uncertain tax positions.

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the year ended December 31, 2020, 1,858,635 of warrants, 192,269 shares issuable from Series A Preferred Stock and 990,978 shares issuable from convertible notes were considered for their dilutive effects. For the year ended December 31, 2019, 335,000 of warrants, 242,269 shares issuable from Series A Preferred Stock and 430,978 shares issuable from convertible notes were considered for their dilutive effects.

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

Contract Liabilities

The Company may at times receive payment at the time the customer places an order or requests services. Amounts received for undelivered product are considered a contract liability and are recorded as deferred revenue. As of December 31, 2020 and 2019, the Company had no deferred revenue related to unsatisfied performance obligations included with accrued liabilities.

Stock-based Compensation

The Company determines the fair value of stock option awards granted to employees and nonemployees in accordance with FASB ASC Topic 718 – 10. Compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

Note 3 – Mineral Rights and Properties

Center Star Gold Mine

On July 1, 2020, the Company entered into a Stock Purchase Agreement to acquire Clearwater Gold Mining Corporation (“Clearwater”) which owns certain unpatented mining claims in Idaho County, Idaho that include the historic Center Star Gold Mine (“Center Star”) near Elk City, Idaho. As a result of the Clearwater acquisition, Gregory Schifrin, the sole shareholder of Clearwater, was appointed to serve as a member of the Company’s Board on July 1, 2020. In consideration for 100% of the issued and outstanding shares of Clearwater, the Company has agreed to pay Clearwater’s sole shareholder 1,000,000 shares of Magellan common stock, $125,000 convertible note and $25,000 in cash. The 1,000,000 shares are to be issued to the shareholder on and under the terms as follows: 250,000 shares at the time of closing, 250,000 shares at the time the Center Mine receives its permit to reopen the main portal of the mine, 250,000 shares at the point the main portal has been reopened and 250,000 shares two-years from closing concurrent the pay-off of the $125,000 convertible note. As of December 31, 2020, the total purchase price for the Clearwater was determined to be $1,000,000 which consisted of $12,500 cash paid, $12,500 accrued in accounts payable – related party, a $125,000 convertible promissory note, and 1,000,000 shares of common stock with a fair value of $850,000. The Company concluded the transaction qualified as an asset acquisition and all such acquisition costs have been capitalized.

During the year ended December 31, 2020, the Company has paid $77,916 and accrued $35,052 in capitalized development cost to develop gold resources at Center Star.

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

In July 2020 G + W was disposed of as further discussed in Note 4.

Note 4 – Disposition of Business

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

Summary

As a result of the agreements above, the assets and liabilities of the Gulf+Western, MAC and MV2 operations have been reflected as assets and liabilities of discontinued operations in the Company’s consolidated balance sheets as of December 31, 2020 and December 31, 2019 as follows:

	December 31, 2020	December 31, 2019

Cash	$–	$5,165
Prepaid expenses and other current assets	–	37,214
Current assets of discontinued operations	–	42,379

Mineral rights, net of impairment	–	101,672
Property, plant and equipment, net	–	973,930
Prepaid expenses and other assets	–	388,468
Other assets of discontinued operations	–	1,464,070
Total assets of discontinued operations	$–	1,506,449

Accounts payable	$–	$338,231
Accrued liabilities	–	145,766
Accrued interest - related parties	–	29,160
Accrued interest	–	23,377
Notes payable, related party	–	953,876
Notes payable, third party	–	115,500
Current liabilities of discontinued operations	–	1,605,910

Other long-term liabilities	–	9,857
Asset retirement obligation	–	120,878
Long term liabilities of discontinued operations	–	130,735
Total liabilities of discontinued operations	$–	$1,736,645

The agreements qualify as a discontinued operation in accordance with U.S. GAAP. As a result, operating results and cash flows related to the Gulf+Western, MAC and MV2 operations have been reflected as discontinued operations in the Company’s consolidated statements of operations and comprehensive loss and consolidated statements of cash flows.

	December 31, 2020	December 30, 2019

Revenue	$–	$32,500
Cost of sales	–	(286,085)
Exploration costs	–	(10,000)
General and administrative expenses	(31,599)	(196,227)
Operating loss	(31,599)	(459,812)
Other expense	–	(1,941)
Net loss from discontinued operations	$(31,599)	$(461,753)

Note 5 – Fair Value of Financial Instruments

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

Note 6 – Notes Payable – Related Parties

On May 31, 2017 we entered into three short-term notes with Mr. Gibbs, Dr. Carson and Mr. Power in the principal amounts of $100,000, $25,000 and $25,000, respectively. The notes bear interest at 6% and matured on November 15, 2017. The note balances were subsequently rolled into the Series 2017 Notes. A total of $752 of interest is accrued on these notes as of December 31, 2020 and December 31, 2019, respectively.

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

Unsecured advances – related party

During the year ended December 31, 2020, Mr. Gibbs advanced $20,000 and Mr. Schifrin advanced $10,000 to the Company. During the year ended, Mr. Power advanced $15,830 cash and paid expenses using his personal credit card on behalf of the Company of $118,384, and the Company made repayments to Mr. Power and/or his credit card of $156,011. On May 31, 2020, the Company issued 475,000 shares of common stock to Mr. Gibbs with a fair value of $332,500 for the settlement of advances in the amount of $95,000, resulting in a loss on settlement of $237,500. In addition, the Company issued 475,000 warrants exercisable for a period of twelve months at an exercise price of $0.20 per share. The Company recognized an additional $288,046 loss related to the issuance of warrants for the settlement of liabilities. Amounts due to related parties was $47,762 and $134,559 as of December 31, 2020 and December 31, 2019, respectively.

Note 7 – Line of Credit – Related Party

Effective December 31, 2012, we entered into an unsecured line of credit arrangement with John D. Gibbs, a significant investor, to facilitate timely cash flows for the Company’s operations. The line of credit originally provided for a maximum balance of $250,000, accrued interest at 6% annually, and matured on December 31, 2014.

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

On December 31, 2015 we again amended the credit agreement to increase the borrowing limit to $1,000,000 and extended the maturity date to December 31, 2016. Finally, on March 31, 2017 with an effective date of December 31, 2016 we again amended the credit agreement to extend the maturity date to December 31, 2018 and later extended to March 31, 2019. In April 2019 this credit facility was extended until December 31, 2019 in exchange for a fee equal to 2% of the outstanding balance. All other terms of the agreement were unchanged. The 2% fee of $17,050 was recorded as a debt discount and fully amortized with settlement of debt in September 2019.

In 2018, $20,000 was received under this agreement. During the same period Mr. Gibbs converted $100,000 of the outstanding balance on the line of credit into 100,000 shares of common stock at $1.00 per share.

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

The outstanding balance under the line of credit was $0 at December 31, 2019. In addition, no interest was been accrued on this obligation and is included in accrued interest - related parties on the accompanying consolidated balance sheets at December 31, 2019.

Note 8 – Notes payable

During the year ended December 31, 2020, $20,000 in unsecured advances were received from third parties with the intention to convert to shares in the Company. On May 31, 2020, the Company converted $42,500 of advances from third parties into 212,500 shares of common stock. The common shares had a fair value of $153,750, resulting in a loss on settlement of $111,250. In addition, the Company issued 212,500 warrants exercisable for a period of twelve months at an exercise price of $0.20 per share. The Company recognized an additional $128,863 loss related to the issuance of warrants for the settlement of liabilities.

As discussed in Note 6 – Notes Payable – Related Parties, on November 30, 2017 we entered into a series of secured promissory notes (“Series 2017 Notes”) with both related and unrelated parties in the aggregate amount of $1,155,000, including financing fees of $105,000 recorded as a discount to the notes.

The portion of the Series 2017 Notes from non-related parties totaled $110,000, including financing fees of $10,000 recorded as discount to the notes. The note maturity date was extended to December 31, 2019 in exchange for an increase in the principal balance of $5,500. As of December 31, 2019, the balance on the notes from non-related parties, net of unamortized discount of $0, was $115,500 with accrued interest of $23,377. On March 31, 2020, the Series 2017 Notes were settled. See Note 6.

As of December 31, 2020 and 2019, the total advances due were $10,000 and $32,500, respectively.

10% Unsecured Convertible Note

On October 1, 2019, the Company issued a 10% Unsecured Convertible Note in the principal amount of $145,977.65 to evidence accrued and unpaid legal fees owed to the Company’s attorney. The note is due on demand, and is convertible into shares of common stock at a conversion price of $1.00 per share.

Note 9 – Convertible Note Payable

Series 2018A and 2018B 10% Unsecured Convertible Notes

In 2018, the Company sold $205,000 of Series 2018A and $150,000 of Series B 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series A and Series B Notes are convertible into shares of Common Stock at a conversion price of $1.00 and $1.25, respectively, during the life of the Note. The Company evaluated the conversion option and concluded it was not required to be bifurcated as a derivative. The Company also concluded that no beneficial conversion feature was present at issuance. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes matured twelve (12) months from the date of issue but were extended at the option of the Company for an additional one (1) year. Within thirty (30) days following the closing of an offering, the Company has agreed to prepare and file a Registration Statement on Form S-1 registering the resale of the shares of Common Stock issuable upon conversion of the Notes. Of the Series A issuance, $150,000 was sold to a related party, Mr. Gibbs. In December 2019, $25,000 of Series 2018A 10% Unsecured Convertible Notes and $2,039 of accrued interest were converted into 27,039 shares of common stock at a conversion price of $1.00 per share.  As of December 31, 2019, the balance due under the Series 2018A and 2018B notes is $180,000 in principal and $18,867 in accrued interest. On May 31, 2020, the Company converted $150,000 of principal and $22,412 of accrued interest into 862,055 shares of common stock. The common shares had a fair value of $603,439, resulting in a loss on conversion of debt of $431,028. The Company issued 862,055 warrants exercisable for a period of twelve months at an exercise price of $0.20 per share and recognized an additional $522,761 loss related to the issuance of warrants for the conversion of debt. In September 2020, the Company converted the remaining $30,000 of principal and $4,897 of accrued interest into 34,947 shares of common stock with a fair value of $34,897. The Company issued 30,000 warrants exercisable for a period of thirty days at an exercise price of $0.20 per share and recognized an additional $34,900 loss related to the issuance of warrants for the conversion of debt. As of December 31, 2020, the principal and interest balance due under the Series 2018A and 2018B notes were settled.

Series 2019A 10% Unsecured Convertible Notes

In 2019 the Company sold $135,000 of Series 2019A 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series 2019A Notes are convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The lenders were issued 100,000 common stock warrants with an exercise price of $2.00 per share. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in August and December 2019. The $135,000 debt discount is amortized over the term of the loan. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes mature twelve (12) months from the date of issue. The maturity date can be extended at the option of the Company for an additional one (1) year. There are two Series 2019A 10% Unsecured Convertible Notes that were due and payable in August 2020 and are currently past due. If a default notice is received the interest rate will be 12%. On May 31, 2020, the Company converted $60,000 of principal and $4,316 of accrued interest into 321,580 shares of common stock. The common shares had a fair value of $225,106, resulting in a loss on conversion of debt of $160,790. In addition, the Company issued 321,580 warrants exercisable for a period of twelve months at an exercise price of $0.20 per share. The Company recognized an additional $195,010 loss related to the issuance of warrants for the conversion of debt. Amortization expense of $87,583 and $47,417 was recognized during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2019, the balance due under these notes net of unamortized discount of $87,583, is $47,417, with accrued interest of $2,799. As of December 31, 2020, the balance due under these notes net of unamortized discount of $0, is $75,000, with accrued interest of $8,481.

On October 1, 2019, the Company sold a 10% Unsecured Convertible Note for $145,978 due on demand to settle accounts payable. The purchase price of the 10% Unsecured Convertible Note is equal to the principal amount of the Note. The 10% Unsecured Convertible Note is convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital in October 2019. The debt discount will be amortized over the term of the loan. The 10% Unsecured Convertible Note will accrue interest at the rate of 10% per annum payable quarterly, accruing from the date of issuance. Amortization expense of $0 and $145,978 was recognized during the years ended December 31, 2020 and 2019. As of December 31, 2020 and 2019, the balance due under the note is $145,978, with accrued interest of $18,237 and $3,639, respectively.

Series 2020A 8% Unsecured Convertible Notes

During the year ended December 31, 2020, the Company sold $285,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020 and became past due. If a default notice is received the interest rate will be 12%.The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 142,500 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. Two related parties purchased $60,000 of the 2020A notes. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital as of December 31, 2020. The $237,263 debt discount will be amortized over the term of the loan. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. In July 2020, $25,000 of Series 2020A 8% Unsecured Convertible Notes were converted into 50,000 shares of common stock at a conversion price of $0.50 per share. Amortization expense of $202,756 was recognized during the year ended December 31, 2020. As of December 31, 2020, the balance due to a related party under these notes net of unamortized discount of $0, is $60,000, with accrued interest of $2,838. As of December 31, 2020, the balance due to a third party under these notes net of unamortized discount of $0, is $200,000, with accrued interest of $8,297.

3% Secured Convertible Note

On July 1, 2020, the Company issued a $125,000 Secured Convertible Note to a related party for the as part of the purchase of Clearwater Mining Corporation. The secured convertible note matures on July 1, 2022 and will accrue interest at the rate of 3% per annum, payable yearly in arrears beginning July 1, 2021. The Note is convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in July 2019. The $87,500 debt discount will be amortized over the term of the loan. Amortization expense of $21,935 was recognized during the year ended December 31, 2020. As of December 31, 2020, the balance due to a related party under this note net of unamortized discount of $65,592, is $59,435, with accrued interest of $1,880.

Note 10 – Stockholders’ Deficit

Common Stock

On May 31, 2020, the Company agreed to issue 86,270 common shares to settle of accounts payable related to services provided in 2019 and 2020 of $17,254. The common shares had a fair value of $60,389 resulting in a loss on settlement of accounts payable of $43,135.

On May 31, 2020, the Company agreed to issue 687,500 common shares and warrants to settle advances from third parties of $42,500 and settle advances from related parties of $95,000. Additionally, the Company issued 1,183,635 common shares and warrants to settle convertible notes payable of $236,727 including accrued interest. The common shares had a fair value of $486,250 resulting in a loss on settlement of liabilities of $348,750.

During the year ended December 31, 2020, the Company received net proceeds of $38,500 from the exercise of 155,000 warrants.

On July 15, 2020, the Company issued 500,000 shares for services rendered pursuant to two investor relations agreements: 200,000 shares under a Services Agreement and 300,000 shares under a Consulting Agreement. The shares were valued at $1.29, the closing price of the Company’s stock on July 15, 2020. The Services Agreement is $7,500 per month and has a term of twelve months The Consulting Agreement is $7,500 per month and has an initial term of six months. If the Consulting Agreement is not terminated at least thirty days prior to the end of the initial term, the term will continue for an additional six months. During the year ended December 31, 2020 the Company recognized $322,750 of expense related to these shares.

On December 9, 2019, the Company entered into a three month consulting agreement and paid $25,000. In addition, the Company issued 100,000 warrants with an exercise price of $1.00 per share that expire on December 9, 2020. During the years ended December 31, 2020 and, the Company recognized $76,650 and $24,799 of expense related to the warrants issued from this agreement, respectively.

In January 2019, 40,000 shares were issued for services rendered pursuant to an investor relations agreement. The shares were valued at $1.10, the closing price of the Company’s stock on December 31, 2018. The services will be provided over a two year service period. During the year ended December 31, 2020 and 2019 the Company recognized $22,000 of expense related to these shares.

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

A summary of the settlement of liabilities is below:

	December 31, 2020	December 31, 2019

Liabilities Settled
Accounts payable and accrued expenses	$–	$22,223
Line of credit - related party	–	869,550
Notes payable - related parties	–	483,375
Convertible note payable - related party	236,728	150,000
Accrued interest	53,926	603,064
Advances payable	42,500	–
Advances payable, related parties	95,000	345,150
Accrued liabilities	5,971	70,577
Total liabilities settled	434,125	2,543,939

Consideration Paid
Preferred shares - fair value	–	5,572,187
Common shares and warrant- fair value	2,544,172	40,000
Investment in Rio Silver Equities	–	83,066
Loss on settlement of liabilities	$(2,110,047)	$(3,151,314)

Preferred Stock

In September 2019, the Company established a Series A Convertible Preferred Stock (“Series A Preferred”) and authorized an aggregate of 2,500,000 shares with a par value of $0.001 per share and a stated value of $10.00 per share. The holders of outstanding Series A Preferred shall be entitled to receive dividends at the annual rate of 10% based on the stated value per share. Dividends on the share of Series A Preferred share be cumulative. During the year ended, the Company issued a total 242,269 shares of preferred stock to settle liabilities with related parties. At the time of issuance, the fair value of the Preferred Shares was determined to be $5,572,187 based on the fair value of the common shares to which the Preferred Shares are convertible into. The Series A Preferred Shares issued carry a $2.45 million liquidation preference, subject to adjustments, convertible into common stock at $1.00 per share and bear a 10% annual dividend payable in kind at the option of the Company. During the years ended December 31, 2020 and 2019, the Company accrued $215,610 and $60,401 and for the Series A preferred stock dividend, respectively.

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

Stock Options and the 2017 Equity Incentive Plan:

Under the 2017 Equity Incentive Plan, the Company is authorized to grant rights to acquire up to a maximum of 200,000 shares of common stock. The 2017 Plan provides for the grant of (1) both incentive and nonstatutory stock options, (2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights. As of December 31, 2020, the Company had 128,000 shares available for future grant.

During the year ended December 31, 2020, John Gibbs, a related party, transferred 380,000 warrants to purchase common stock back to the Company. Deepak Malhotra, a member of the board, received 300,000 of the transferred warrants as compensation for services to be performed over a one year term. The warrants were valued $386,764 and will recognized over the one year service period. A consultant for the Company, received $50,000 of the transferred warrants as compensation. The remaining 30,000 warrants were transferred to three 2018A 10% Unsecured Convertible noteholder as inducements to convert their notes. See Note 7 – Convertible Note Payable. During the year ended December 31, 2020, the Company recognized $128,922 of expense related to the issuance of these warrants.

Stock option activity within the 2017 Equity Incentive Plan and warrant activity outside the plan, for the nine months ended December 31, 2020 is as follows:

	Stock Options		Stock Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	72,000	$2.00	480,000	$2.50
Granted	–	–	455,000	$1.78
Cancelled	–	–	–	–
Expired	–	–	(600,000)	$2.00
Exercised	–	–	–	–
Outstanding at December 31, 2019	72,000	$2.00	335,000	$1.70
Granted	–	–	2,393,635	$0.21
Cancelled	–	–	(715,000)	$0.90
Expired	–	–	–	–
Exercised	–	–	(155,000)	$0.25
Outstanding at December 31, 2020	72,000	$2.00	1,858,635	$0.67
Exercisable at December 31, 2020	72,000	$2.00	1,858,635	$0.67

The Company valued the warrants using the Black-Scholes model with the following key assumptions ranging from: Stock price, $0.85- $1.57, Exercise price, $0.20-$0.50, Term 5 years, Volatility 195.66% - 225.13%, and Discount rate 0.12% - 0.36%.

As of December 31, 2020, the outstanding stock options have a weighted average remaining term of 6.82 years and $0 intrinsic value, and the outstanding stock warrants have a weighted average remaining term of 0.22 years and an intrinsic value of $1,451,658.

Note 11 – Commitments and Contingencies

Mining Claims

As part of our acquisition of the Center Star gold mine project, we acquire 15 Bureau of Land Management (“BLM”) unpatented mining claims and subsequently staked another 16 unpatented mining claims. In order to maintain the BLM lode \ claims, annual payments are required before the end of August of each year. As of December 31, 2020, all of these claims are in good standing.

On August 6, 2020, the Company entered into a one-year investor relations consulting agreement. As consideration for its services under the Agreement, the Company agreed to pay to the consultant 261,538 restricted shares of the Company’s common stock. The shares were valued at $1.56, the closing price of the Company’s stock on August 6, 2020. As of December 31, 2020, the Company has not issued the shares and has accrued $136,000 related to this agreement.

Note 12 – Executive Employment Agreement

Effective June 1, 2019, the Company and David E. Drips, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Drips, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 10,000 units for each month of service. The units will vest upon successful completion of a $1.25 million financing on or before November 30, 2019. Upon settlement if the common stock is less than $1.50 addition shares will be issued such that each month of service will have a value of $15,000. The agreement was extended through May 31, 2020 and eliminated the $1.25 million in financing as a condition of vesting and clarified that a total of 120,000 shares of stock will be issued to settle all services received. As of December 31, 2020, $78,000 has been accrued under this arrangement. On June 2, 2020, the Company received the written resignation of David E. Drips as President, CEO and Director of the Company, effective May 31, 2020.

Effective August 1, 2020, the Company and Michael Lavigne, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of common stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of December 31, 2020, 75,000 restricted stock units may be settled in shares of common stock. During the year ended December 31, 2020, the Company recognized $84,600 of expense related to the agreement.

Note 13 – Related Party Transactions

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	December 31, 2020	December 31, 2019
Accrued interest payable – Mr. Gibbs	$2,597	$–
Accrued interest payable – Dr. Carson	752	752
Accrued interest payable – Mr. Schifrin	1,880	–
Accrued interest payable – Mr. Malhotra	241	–
	$5,470	$752

The accrued interest related to the Series 2017 Notes was settled on March 31, 2020. See Note 6.

Note 14 – Income Taxes

Our net operating loss carry forward as of December 31, 2020 was $3,874,000, which may be used to offset future income taxes. Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for 2020 and 2019 is as follows:

	Years Ended December 31,
	2020	2019
Expected federal income tax benefit at statutory rate	46,457	$160,292
State taxes	7,743	26,715
Change in valuation allowance	(54,200)	(187,007)
Income tax benefit	$–	$–

Our deferred tax assets as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Deferred tax asset	949,042	$894,842
Valuation allowance	(949,042)	(894,842)
Deferred tax assets, net of allowance	$–	$–

Note 15 – Subsequent Events

In February 2021, the Company entered into a debt agreement to borrow $200,000. The secured note has an original issuance discount of $16,000, which will be amortized over the life of the note. The loan bears interest at a rate of 10% and has a six-month maturity. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price shall be the less of 90% of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period ending on date of conversion of this note. The Company issued the debtholder 266,667 common shares as a commitment fee.

Subsequent to December 31, 2020, the Company issued 261,538 common shares related to a one-year investor relations consulting agreement. See Note 11.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN GOLD CORPORATION

Date: April 15, 2021	By: /s/ Michael B. Lavigne President, Principal Executive Officer, Principal Accounting Officer & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael B. Lavigne	Principal Executive and Accounting Officer & Director	April 15,2021
Michael B. Lavigne

/s/ Mark Rodenbeck	Director	April 15, 2021
Mark Rodenbeck

/s/ Greg Schifrin	Director	April 15, 2021
Greg Schifrin

/s/ Deepak Malhotra	Director	April 15, 2021
Deepak Malhotra

55