Form 10-Q
period 2021-03-31
MAGELLAN GOLD Corp
filed 2021-05-17
CIK 1515317

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

On May 6, 2021, there were 7,676,599 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

MAGELLAN GOLD CORPORATION

Form 10-Q March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$85,088	$–
Prepaid expenses and other current assets	6,251	2,168

Total current assets	91,339	2,168

Mineral rights and properties	1,000,000	1,000,000
Development costs	112,968	112,968

Total assets	$1,204,307	$1,115,136

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$151,858	$195,951
Accounts payable - related party	12,500	25,139
Accrued liabilities	530,547	618,480
Convertible note payable, net - related party	130,223	119,435
Convertible note payable, net - third party	539,160	420,978
Accrued interest - related parties	6,826	5,470
Accrued interest	45,852	35,015
Advances payable - related party	40,252	47,762
Advances payable - third party	48,223	10,000
Derivative liability	86,616	–

Total current liabilities	1,592,057	1,478,230

Total liabilities	1,592,057	1,478,230

Commitments and contingencies

Shareholders' deficit:
Preferred shares, 25,000,000 shares Series A preferred stock - $10.00 stated value; 2,500,000 authorized; 192,269 shares issued and outstanding	1,922,690	1,922,690
Series B preferred stock - $1,250.00 stated value; 5,000 authorized; none shares issued and outstanding	–	–
Common shares, $0.001 par value; 1,000,000,000 shares authorized; 7,676,599 and 7,098,394 shares issued and outstanding, respectively	7,678	7,099
Additional paid-in capital	14,336,857	13,540,086
Accumulated deficit	(16,654,975)	(15,832,969)
Shareholders' deficit:	(387,750)	(363,094)

Total liabilities and shareholders' deficit	$1,204,307	$1,115,136

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Operating expenses:
General and administrative expenses	$719,437	$169,985

Total operating expenses	719,437	169,985

Loss from continuing operations	719,437	169,985

Other income (expense):
Interest expense	(63,601)	(74,732)
Gain on change in derivative liability	9,099	–

Total other income (expense)	(54,502)	(74,732)

Net loss from continuing operations	(773,939)	(244,717)

Net loss from discontinued operations, net of tax	–	(29,693)

Net loss	(773,939)	(274,410)

Series A preferred stock dividend	(48,067)	(59,738)

Net loss attributable to common shareholders	(822,006)	(334,148)

Other comprehensive income:
Foreign currency translation	–	68,636
Total other comprehensive income	–	68,636

Net comprehensive loss	$(822,006)	$(265,512)

Basic and diluted net loss per common share:
Continuing operations	$(0.11)	$(0.07)
Discontinued operations	$–	$(0.01)
Net loss attributable to common shareholders	$(0.11)	$(0.08)

Basic and diluted weighted-average:
Common shares outstanding	7,402,083	3,651,042

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

Consolidated Statements of Shareholders' Deficit

For the three months ended March 31, 2021 and 2020

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Shares	Par Value	Capital	(Loss)	Deficit	Total

Balance, December 31, 2019	242,269	$2,422,690	3,651,042	$3,651	$8,383,929	$(68,636)	$(11,902,725)	$(1,161,091)

Common stock issued for services	–	–	–	–	5,500	–	–	5,500
Stock based compensation	–	–	–	–	76,650	–	–	76,650
Series A preferred stock dividend	–	–	–	–	–	–	(59,738)	(59,738)
Disposition of assets, related party	–	–	–	–	206,860	–	–	206,860
Net loss	–	–	–	–	–	–	(274,410)	(274,410)
Other comprehensive loss	–	–	–	–	–	68,636	–	68,636
Balance, March 31, 2020	242,269	$2,422,690	3,651,042	$3,651	$8,672,939	$–	$(12,236,873)	$(1,137,593)

Balance, December 31, 2020	192,269	$1,922,690	7,098,394	$7,099	$13,540,086	$–	$(15,832,969)	$(363,094)

Exercise of warrants	–	–	50,000	50	9,950	–	–	10,000
Common stock issued for settlement liabilities	–	–	261,538	262	135,738	–	–	136,000
Stock based compensation	–	–	266,667	267	651,083	–	–	651,350
Series A preferred stock dividend	–	–	–	–	–	–	(48,067)	(48,067)
Net loss	–	–	–	–	–	–	(773,939)	(773,939)

Balance, March 31, 2021	192,269	$1,922,690	7,676,599	$7,678	$14,336,857	$–	$(16,654,975)	$(387,750)

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2021	2020

Operating activities:
Net loss from continuing operations	$(773,939)	$(244,717)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Accretion of discounts on notes payable	49,685	34,371
Stock based compensation	651,350	82,150
Gain on change in derivative liability	(9,099)	–
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,083)	13,250
Accounts payable and accrued liabilities	(26,204)	95,856
Accrued interest	12,193	11,493

Net cash used in operating activities from continuing operations	(100,097)	(7,597)
Net cash used in operating activities from discontinued operations	–	(49,585)
Net cash used in operating activities	(100,097)	(57,182)

Financing activities:
Proceeds from convertible debt from third parties	175,000	–
Proceeds from advances from related parties	–	20,000
Payments on advances from third parties	–	(41,084)
Payments on advances from related parties	(420)	–
Proceeds from advances from third parties	605	10,000
Proceeds from exercise of warrants	10,000	–

Net cash provided by (used in) financing activities from continuing operations	185,185	(11,084)
Net cash provided by financing activities from discontinued operations	–	–
Net cash provided by financing activities	185,185	(11,084)

Effect of foreign currency exchange	–	68,636

Net change in cash	85,088	370
Cash at beginning of period	–	167

Cash at end of period	$85,088	$537

Supplemental disclosure of cash flow information
Cash paid for interest	$1,022	$3,250
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Series A preferred stock dividend	$48,067	$59,738
Expenses paid on behalf of the Company	$30,528	$38,928
Common stock issued for settlement liabilities	$136,000	$–
Disposition of assets, related party	$–	$206,860
Debt discount created by derivative liability	$95,715	$–

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2020.

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

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the three months ended March 31, 2021, 72,000 of stock options, 1,808,635 of warrants, 192,269 shares issuable from Series A Preferred Stock and 1,236,527 shares issuable from convertible notes were considered for their dilutive effects. For the three months ended March 31, 2020, 72,000 of stock options, 335,000 of warrants, 242,269 shares issuable from Series A Preferred Stock and 430,978   shares issuable from convertible notes were considered for their dilutive effects.

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments and measurement of their fair value for accounting purposes. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt under ASC 470, the Company will continue its evaluation process of these instruments as derivative financial instruments under ASC 815. The Company applies the guidance in ASC 815-40-35-12 to determine the order in which each convertible instrument would be evaluated for derivative classification. The Company’s sequencing policy is to evaluate for reclassification contracts with the earliest maturity date first.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At March 31, 2021 we had a working capital deficit of $1,500,718, we had not yet generated any significant revenues or achieved profitable operations and we have accumulated losses of $16,654,975. We expect to incur further losses in the development of our business, all of which raises substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock but cannot assure than any future financings will occur.

Note 3 – Mineral Rights and Properties

Center Star Gold Mine

On July 1, 2020, the Company entered into a Stock Purchase Agreement to acquire Clearwater Gold Mining Corporation (“Clearwater”) which owns certain unpatented mining claims in Idaho County, Idaho that include the historic Center Star Gold Mine (“Center Star”) near Elk City, Idaho. As a result of the Clearwater acquisition, Gregory Schifrin, the sole shareholder of Clearwater, was appointed to serve as a member of the Company’s Board on July 1, 2020. In consideration for 100% of the issued and outstanding shares of Clearwater, the Company has agreed to pay Clearwater’s sole shareholder 1,000,000 shares of Magellan common stock, $125,000 convertible note and $25,000 in cash. The 1,000,000 shares are to be issued to the shareholder on and under the terms as follows: 250,000 shares at the time of closing, 250,000 shares at the time the Center Mine receives its permit to reopen the main portal of the mine, 250,000 shares at the point the main portal has been reopened and 250,000 shares two-years from closing concurrent the pay-off of the $125,000 convertible note. As of March 31, 2021, the total purchase price for the Clearwater was determined to be $1,000,000 which consisted of $12,500 cash paid, $12,500 accrued in accounts payable – related party, a $125,000 convertible promissory note, and 1,000,000 shares of common stock with a fair value of $850,000. The Company concluded the transaction qualified as an asset acquisition and all such acquisition costs have been capitalized.

As of March 31, 2021 and December 31, 2020, the Company had $112,968 in capitalized development cost to develop gold resources at Center Star.

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

Prior to closing, all of the assets and operations related to the SDA Mill were transferred to a newly incorporated entity, Minerales Vane 2 S.A. de C.V. (“Minerales Vane 2”). Effective November 30, 2017, the Company’s newly incorporated wholly owned subsidiary, Magellan Acquisition Corporation (“MAC”), acquired 100% of the issued and outstanding shares of Minerales Vane 2 (“MV2”).

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

	March 31, 2021	March 31, 2020

Revenue	$–	$–
Cost of sales	–	–
Exploration costs	–	–
General and administrative expenses	–	(29,693)
Operating loss	–	(29,963)
Other expense	–	–
Net loss from discontinued operations	$–	$(29,963)

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

Fair Value Measurements

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Fair value at March 31, 2021
Liabilities:
Derivative liability	$–	$–	$86,616	$86,616

	Level 1	Level 2	Level 3	Fair value at December 31, 2020
Liabilities:
Derivative liability	$–	$–	$–	$–

There were no transfers between Level 1, 2 or 3 during the period.

The table below presents the change in the fair value of the derivative liability during the three months ended March 31, 2021:

Fair value as of December 31, 2020	$–
Fair value on the date of issuance recorded as a debt discount	95,715
Gain on change in fair value of derivatives	(9,099)
Fair value as of March 31, 2021	$86,616

Note 6 – Advances

Unsecured advances – related party

During the three months ended March 31, 2021, a Director paid of expenses on behalf the Company of $30,252. As of March 31, 2021, the advances from related party balance were $40,252.

Unsecured advances –third party

During the three months ended March 31, 2021, the Company received $605 in cash advances, had expenses paid on behalf of $276 and made repayments on advances of $420. As of March 31, 2021, the advances from third party balance were $48,223.

Note 7 – Convertible Note Payable and Derivative Liability

Series 2019A 10% Unsecured Convertible Notes

In 2019, the Company sold $135,000 of Series 2019A 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series 2019A Notes are convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The lenders were issued 100,000 common stock warrants with an exercise price of $2.00 per share. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in August and December 2019. The $135,000 debt discount is amortized over the term of the loan. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes mature twelve (12) months from the date of issue. The maturity date can be extended at the option of the Company for an additional one (1) year. There are two Series 2019A 10% Unsecured Convertible Notes that were due and payable in August 2020 and are currently past due and in default. The default interest rate on the notes is 12%. As of March 31, 2021, the balance due under these notes net of unamortized discount of $0, is $75,000, with accrued interest of $10,700.

On October 1, 2019, the Company sold a 10% Unsecured Convertible Note for $145,978 due on demand to settle accounts payable. The purchase price of the 10% Unsecured Convertible Note is equal to the principal amount of the Note. The 10% Unsecured Convertible Note is convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital in October 2019. The debt discount will be amortized over the term of the loan. The 10% Unsecured Convertible Note will accrue interest at the rate of 10% per annum payable quarterly, accruing from the date of issuance. As of March 31, 2021, the balance due under these notes net of unamortized discount of $0, is $145,978, with accrued interest of $21,837.

Series 2020A 8% Unsecured Convertible Notes

In 2020, the Company sold $285,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 142,500 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. Two related parties purchased $60,000 of the 2020A notes. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital as of December 31, 2020. The $237,263 debt discount will be amortized over the term of the loan. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. In July 2020, $25,000 of Series 2020A 8% Unsecured Convertible Notes were converted into 50,000 shares of common stock at a conversion price of $0.50 per share. As of March 31, 2021, the balance due to a related party under these notes net of unamortized discount of $0, is $60,000, with accrued interest of $4,021. As of March 31, 2021, the balance due to a third party under these notes net of unamortized discount of $0, is $200,000, with accrued interest of $12,242.

3% Secured Convertible Note

On July 1, 2020, the Company issued a $125,000 Secured Convertible Note to a related party for the as part of the purchase of Clearwater Mining Corporation. The secured convertible note matures on July 1, 2022 and will accrue interest at the rate of 3% per annum, payable yearly in arrears beginning July 1, 2021. The Note is convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in July 2019. The $87,500 debt discount will be amortized over the term of the loan. Amortization expense of $10,788 was recognized during the three months ended March 31, 2020. As of March 31, 2021, the balance due to a related party under this note net of unamortized discount of $54,777, is $70,223, with accrued interest of $2,805.

AJB Convertible Note

On February 10, 2021, the Company entered into a debt agreement to borrow $200,000. The secured note has an original issuance discount of $16,000 along with $9,000 in legal and finder fees recorded as a discount, which will be amortized over the life of the note. The loan bears interest at a rate of 10% and has a six-month maturity. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price shall be the less of 90% of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period ending on date of conversion of this note. The Company issued the debtholder 266,667 common shares as a commitment fee. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $95,715 was recorded as a discount on the convertible notes payable. As of March 31, 2021, the balance on the loan, net of unamortized discount of $81,818, is $118,182, with accrued interest of $321.

As of March 31, 2021, the total derivative liability on the above note was adjusted to a fair value of $86,616. During the three months ended March 31, 2021, $38,897 of the discount was amortized leaving an unamortized balance of $81,818. The fair value of the conversion option was estimated using the Black-Scholes option pricing model and the following assumptions during the period: fair value of stock $0.92 1.03, volatility of 91.27% - 103.48% based on a comparable company peer group, expected term of 0.50 years, risk-free rate of 0.05% - 0.06% and a dividend yield of 0%.

Note 8 – Stockholders’ Deficit

Common Stock

On February 10, 2021, the Company issued the 266,667 common shares as a commitment fee. The shares were valued at $0.92, the closing price of the Company’s stock on February 10, 2021. During the three months ended March 31, 2021, the Company recognized $245,334 of stock based compensation related to this issuance.

On August 6, 2020, the Company entered into a one-year investor relations consulting agreement. As consideration for its services under the Agreement, the Company agreed to pay to the consultant 261,538 restricted shares of the Company’s common stock. The shares were valued at $1.56, the closing price of the Company’s stock on August 6, 2020. As of December 31, 2020, the Company had not issued the shares and accrued $136,000 related to this agreement.

During the three months ended March 31, 2021, the Company issued the 261,538 shares related to this agreement, settled the prior year accrual of $136,000 for 2020 services and recognized $102,000 of stock based compensation for services provided in the first quarter of 2021.

During the three months ended March 31, 2021, the Company received net proceeds of $10,000 from the exercise of 50,000 warrants. On July 15, 2020, the Company issued 500,000 shares for services rendered pursuant to two investor relations agreements: 200,000 shares under a Services Agreement and 300,000 shares under a Consulting Agreement. The shares were valued at $1.29, the closing price of the Company’s stock on July 15, 2020. The Services Agreement is $7,500 per month and has a term of twelve months The Consulting Agreement is $7,500 per month and has an initial term of six months. If the Consulting Agreement is not terminated at least thirty days prior to the end of the initial term, the term will continue for an additional six months. During the three months ended March 31, 2020 the Company recognized $161,125 of expense related to these shares.

Preferred Stock

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

During the three months ended March 31, 2021, the Company accrued $48,067 for the Series A preferred stock dividend.

Stock Options and the 2017 Equity Incentive Plan:

Under the 2017 Equity Incentive Plan, the Company is authorized to grant rights to acquire up to a maximum of 200,000 shares of common stock. The 2017 Plan provides for the grant of (1) both incentive and nonstatutory stock options, (2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights. As of March 31, 2021, the Company had 128,000 shares available for future grant.

On September 15, 2020, John Gibbs, a related party, transferred 330,000 warrants to purchase common stock back to the Company. Deepak Malhotra, a member of the board, received 300,000 of the transferred warrants as compensation for services to be performed over a one year term. The warrants were valued $386,764 and will recognized over the one year service period. During the three months ended March 31, 2021, the Company recognized $96,691 of expense related to the issuance of these warrants. The remaining 30,000 warrants were transferred to three 2018A 10% Unsecured Convertible noteholder as inducements to convert their notes. See Note 7 – Convertible Note Payable.

Stock option activity within the 2017 Equity Incentive Plan and warrant activity outside the plan, for the nine months ended March 31, 2021 is as follows:

	Stock Options		Stock Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	72,000	$2.00	1,858,635	$0.67
Granted	–	–	–	–
Cancelled	–	–	–	–
Expired	–	–	–	–
Exercised	–	–	(50,000)	0.20
Outstanding at March 31, 2021	72,000	$2.00	1,808,635	$0.43
Exercisable at March 31, 2021	72,000	$2.00	1,808,635	$0.43

As of March 31, 2021, the outstanding stock options have a weighted average remaining term of 6.58 years and has no intrinsic value, and the outstanding stock warrants have a weighted average remaining term of 0.43 years and an intrinsic value of $1,465,917.

Note 9 – Commitments and Contingencies

Mining Claims

As part of our acquisition of the Center Star gold mine project, we acquire 15 Bureau of Land Management (“BLM”) unpatented mining claims and subsequently staked another 16 unpatented mining claims. In order to maintain the BLM lode \ claims, annual payments are required before the end of August of each year. As of March 31, 2021, all of these claims are in good standing.

Note 10 – Executive Employment Agreement

Effective August 1, 2020, the Company and Michael Lavigne, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of common stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of March 31, 2021, 120,000 restricted stock units may be settled in shares of common stock. During the three months ended March 31, 2021, the Company recognized $46,200 of stock based compensation related to the agreement.

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

As of March 31, 2021, Mr. Power and Dr. Carson are no longer considered related parties, and therefore all amounts due to them have been reclassified out of related party accounts.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	March 31, 2021	December 31, 2020
Accrued interest payable – Mr. Gibbs	$3,583	$2,597
Accrued interest payable – Dr. Carson	–	752
Accrued interest payable – Mr. Schifrin	2,805	1,880
Accrued interest payable – Mr. Malhotra	438	241
	$6,826	$5,470

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Magellan,” “we,” “our,” and “us” to refer to Magellan Gold Corporation.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020  , and our interim unaudited financial statements and notes thereto included with this report in Part I, Item 1.

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

Magellan entered into a stock purchase agreement to acquire Clearwater Gold Mining Corporation (“Clearwater”) which owns certain unpatented mining claims in Idaho County. Idaho that includes the historic Center Star Gold Mine near Elk City, Idaho. The Center Star Mine hosts high grade gold mineralization that was discovered in the early 1900’s. There was periodic historic production and development work done under different ownership through the 1980s. With the high-grade gold mineralization present, Magellan will be evaluating the historic mine data to assess the potential to develop a gold resource at Center Star. The project area is located 45 miles from Grangeville, Idaho and near the town of Elk City, Idaho.

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

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including the discontinued operations presentation resulting from the disposition of the Company’s Gulf+Western, MAC and MV2 operations in 2020.

Results of Operations for the three months ended March 31, 2021 and 2020

	Three months ended March 31,
	2021	2020

Operating expenses:
General and administrative expenses	$719,437	$169,985
Total operating expenses	719,437	169,985

Operating loss	(719,437)	(169,985)

Other income (expense):
Interest expense	(63,601)	(74,732)
Gain on change in derivative liability	9,099	–
Total other income (expense)	(54,502)	(74,732)

Net loss from continuing operations	(773,939)	(244,717)

Net loss from discontinued operation	–	(29,693)

Net loss	$(773,939)	$(274,410)

Operating expenses

During the three months ended March 31, 2021, our total operating expenses included general and administrative expenses of $719,437 as compared to $169,985 during the three months ended March 31, 2020. The $549,452 increase is primarily associated with increases in investor relations, officer compensation, stock based compensation and offset with decreases in consulting expenses.

Other income (expense)

During the three months ended March 31, 2021, total other expense was $54,502 as compared to $74,732 during the three months ended March 31, 2020. The $20,230 change is related to the decrease in interest which was offset with gain on change in derivative liability.

Discontinued operations

The net loss from discontinued operations during the three months ended March 31, 2020 totaled $29,693. Net loss from discontinued operations represents the Mexico operations that were disposed of in March 2020.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At March 31, 2020, we had not yet generated sufficient revenues or achieved profitable operations and we have accumulated losses of $16,654,975. We expect to incur further losses in the development of our business, all of which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

During the three months ended March 31, 2021, the Company entered into a debt agreement to borrow $200,000 and received $175,000 in cash proceeds.

Additionally, the Company received $10,000 of proceeds from the exercise of warrants.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock but cannot assure that any future financings will occur.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Three months ended March 31,
	2021	2020

Net cash used in operating activities from continuing operations	$(100,097)	$(7,597)
Net cash used in operating activities from discontinued operations	–	(49,585)
Net cash used in operating activities	(100,097)	(57,182)

Net cash provided by financing activities from continuing operations	185,185	(11,084)
Net cash provided by financing activities from discontinued operations	–	–
Net cash provided by (used in) financing activities	185,185	(11,084)

Effect of foreign currency exchange	–	68,636

Net change in cash and cash equivalents	85,088	370
Cash beginning of period	–	167
Cash end of period	$85,088	$537

At March 31, 2021, we had $85,088 in cash and a $1,500,718 working capital deficit. This compares to cash of $0 and a working capital deficit of $1,476,062 at December 31, 2020.

Net cash used in operating activities from continuing operations during the three months ended March 31, 2021 was $100,097 and was mainly comprised of our $773,939 net loss during the period, adjusted by a non-cash charges of $651,350   of stock compensation, gain on change in derivative liability of $9,099 and accretion of discounts on notes payable of $49,685. In addition, it reflects changes in operating assets and liabilities of $18,094  .

During the three months ended March 31, 2021, net cash provided by financing activities from continuing operations was $185,185 comprised of $175,000 proceeds from convertible debt from third parties, $10,000 proceeds from exercise of warrants, $605 proceeds on advances from third parties, offset by $420 payments on advances from third parties.

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

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the three months ended March 31, 2021 and 2020, potential common shares associated with convertible notes payable and outstanding warrants to purchase common stock have been omitted from the net loss per common share computation as they are anti-dilutive due to the net loss for these periods.

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

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to management, including Michael Lavigne, our Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to lack of segregation of duties, a limited corporate governance structure, and lack of a formal review process that includes multiple levels of review as discussed in Item 9A of our Form 10-K for the fiscal year ended December 31, 2020.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. to Part I. of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All sales of unregistered securities were reported on Form 8-K during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number		Exhibit Description

31	*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	*	Certification of the President, Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed or furnished herewith.

** To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2021

MAGELLAN GOLD CORPORATION By: /s/ Michael Lavigne Michael Lavigne Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

