Form 10-Q/A
period 2021-06-30
MAGELLAN GOLD Corp
filed 2021-08-16
CIK 1515317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

EXPLANATORY NOTE

Magellan Gold Corporation is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Securities and Exchange Commission on August 13, 2021 (the “Original Report”), solely to correct the signature page to the Original Report, which inadvertently omitted the date of signature.

Except for the adding of the date of signature, no other changes have been made to the Original Report. This Amendment does not reflect any subsequent events occurring after the original filing date of the Original Report or modify or update in any way disclosures made in the Original Report.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 16, 2021

MAGELLAN GOLD CORPORATION By: /s/ Michael Lavigne Michael Lavigne Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

3