Form 10-Q
period 2021-09-30
MAGELLAN GOLD Corp
filed 2021-11-15
CIK 1515317

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

On November 15, 2021, there were 11,340,412 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

MAGELLAN GOLD CORPORATION

Form 10-Q September 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS

Current assets
Cash	$72,006	$–
Prepaid expenses and other current assets	46,687	2,168

Total current assets	118,693	2,168

Mineral rights and properties	1,000,000	1,000,000
Development costs	193,505	112,968

Total assets	$1,312,198	$1,115,136

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$205,234	$195,951
Accounts payable - related party	–	25,139
Accrued liabilities	206,468	618,480
Convertible note payable, net - related party	152,158	119,435
Convertible note payable, net - third party	620,978	420,978
Accrued interest - related parties	11,113	5,470
Accrued interest	65,718	35,015
Advances payable - related party	20,252	47,762
Advances payable - third party	18,223	10,000
Derivative liability	118,084	–
Total current liabilities	1,418,228	1,478,230

Total liabilities	1,418,228	1,478,230

Commitments and contingencies	–	–

Shareholders' equity (deficit):
Preferred shares, 25,000,000 shares Series A preferred stock - $10.00 stated value;2,500,000 authorized; 0 and 192,269 shares issued and outstanding, respectively	–	1,922,690
Series B preferred stock - $1,250.00 stated value;5,000 authorized; no shares issued and outstanding	–	–
Common shares, $0.001 par value; 1,000,000,000 shares authorized;11,340,412 and 7,098,394 shares issued and outstanding, respectively	11,341	7,099
Additional paid-in capital	17,663,736	13,540,086
Accumulated deficit	(17,781,107)	(15,832,969)
Shareholders' equity (deficit):	(106,030)	(363,094)

Total liabilities and shareholders' equity (deficit)	$1,312,198	$1,115,136

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Operating expenses:
General and administrative expenses	$392,852	$393,468	$1,643,839	$686,589
Total operating expenses	392,852	393,468	1,643,839	686,589

Loss from continuing operations	392,852	393,468	1,643,839	686,589

Other income (expense):
Interest expense	(53,324)	(156,309)	(201,818)	(305,282)
Other income	–	–	–	26,980
Loss on settlement of liabilities	–	(34,800)	–	(2,110,047)
Loss on change in derivative liability	(14,977)	–	(22,369)	–

Total other income (expense)	(68,301)	(191,109)	(224,187)	(2,388,349)

Net loss from continuing operations	(461,153)	(584,577)	(1,868,026)	(3,074,938)

Net loss from discontinued operations, net of tax	–	(906)	–	(31,599)

Net loss	(461,153)	(585,483)	(1,868,026)	(3,106,537)

Series A preferred stock dividend	–	(47,935)	(80,112)	(167,411)

Net loss attributable to common shareholders	(461,153)	(633,418)	(1,948,138)	(3,273,948)

Other comprehensive income:
Foreign currency translation	–	–	–	68,636
Total other comprehensive income	–	–	–	68,636

Net comprehensive loss	$(461,153)	$(633,418)	$(1,948,138)	$(3,205,312)

Basic and diluted net loss per common share:
Continuing operations	$(0.04)	$(0.10)	$(0.22)	$(0.68)
Discontinued operations	$–	$–	$–	$(0.01)
Net loss attributable to common shareholders	$(0.04)	$(0.10)	$(0.22)	$(0.69)

Basic and diluted weighted-average:
Common shares outstanding	11,340,412	6,299,381	8,851,230	4,751,512

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

Consolidated Statements of Shareholders' Deficit

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

					Additional	Accumulated Other
	Series A Preferred Stock		Common Stock		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Income (Loss)	Deficit	Total

Balance, December 31, 2020	192,269	$1,922,690	7,098,394	$7,099	$13,540,086	$–	$(15,832,969)	$(363,094)

Exercise of warrants	–	–	50,000	50	9,950	–	–	10,000
Common stock issued for settlement liabilities	–	–	261,538	262	135,738	–	–	136,000
Stock based compensation	–	–	266,667	267	651,083	–	–	651,350
Series A preferred stock dividend	–	–	–	–	–	–	(48,067)	(48,067)
Net loss	–	–	–	–	–	–	(773,939)	(773,939)
Balance, March 31, 2021	192,269	1,922,690	7,676,599	7,678	14,336,857	–	(16,654,975)	(387,750)

Exercise of warrants	–	–	1,385,000	1,385	275,615	–	–	277,000
Stock based compensation	–	–	–	–	448,552	–	–	448,552
Series A preferred stock dividend	–	–	–	–		–	(32,045)	(32,045)
Conversion of Series A preferred stock and accrued dividend	(192,269)	(1,922,690)	2,278,813	2,278	2,276,536	–	–	356,124
Net loss	–	–	–	–	–	–	(632,934)	(632,934)
Balance, June 30, 2021	–	–	11,340,412	11,341	17,337,560	–	(17,319,954)	28,947

Stock based compensation	–	–	–	–	326,176	–	–	326,176
Net loss	–	–	–	–	–	–	(461,153)	(461,153)
Balance, September 30, 2021	–	$–	11,340,412	$11,341	$17,663,736	$–	$(17,781,107)	$(106,030)

Balance, December 31, 2019	242,269	$2,422,690	3,651,042	$3,651	$8,383,929	$(68,636)	$(11,902,725)	$(1,161,091)

Common stock issued for services	–	–	–	–	5,500	–	–	5,500
Stock based compensation	–	–	–	–	76,650	–	–	76,650
Series A preferred stock dividend	–	–	–	–	–	–	(59,738)	(59,738)
Disposition of assets, related party	–	–	–	–	206,860	–	–	206,860
Net loss	–	–	–	–	–	–	(274,410)	(274,410)
Other comprehensive loss	–	–	–	–	–	68,636	–	68,636
Balance, March 31, 2020	242,269	2,422,690	3,651,042	3,651	8,672,939	–	(12,236,873)	(1,137,593)

Debt discount from warrants and beneficial conversion feature	–	–	–	–	102,263	–	–	102,263
Stock issued for services	–	–	–	–	5,500	–	–	5,500
Stock and warrants issued for liabilities	–	–	773,770	774	962,774	–	–	963,548
Stock and warrants issued for convertible notes and accrued interest	–	–	1,183,635	1,184	1,545,132	–	–	1,546,316
Series A preferred stock dividend	–	–	–	–	–	–	(59,738)	(59,738)
Net loss	–	–	–	–	–	–	(2,246,644)	(2,246,644)
Balance, June 30, 2020	242,269	2,422,690	5,608,447	5,609	11,288,608	–	(14,543,255)	(826,348)

Debt discount from warrants and beneficial conversion feature	–	–	–	–	222,500	–	–	222,500
Stock based compensation	–	–	–	–	70,480	–	–	70,480
Stock issued for purchase of Clearwater Gold Mining Corp	–	–	750,000	750	849,250	–	–	850,000
Stock issued for warrants and cash	–	–	75,000	75	22,425	–	–	22,500
Stock and warrants issued for services	–	–	500,000	500	166,625	–	–	167,125
Stock and warrants issued for convertible notes and accrued interest	–	–	84,897	85	94,612	–	–	94,697
Preferred shares returned and cancelled in exchange for Gulf+Western Industries, Inc.	(50,000)	(500,000)	–	–	500,000	–	–	–
Series A preferred stock dividend	–	–	–	–	–	–	(47,935)	(47,935)
Net loss	–	–	–	–	–	–	(585,483)	(585,483)
Balance, September 30, 2020	192,269	$1,922,690	7,018,344	$7,019	$13,214,500	$–	$(15,176,673)	$(32,464)

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2021	2020
Operating activities:
Net loss from continuing operations	$(1,868,026)	$(3,074,938)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Accretion of discounts on notes payable	153,438	238,903
Stock based compensation	1,426,078	325,255
Loss on settlement of liabilities	–	2,153,183
Loss on change in derivative liability	22,369	–
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(44,519)	13,250
Accounts payable and accrued liabilities	14,672	166,830
Accrued interest	36,346	34,354

Net cash used in operating activities from continuing operations	(259,642)	(143,163)
Net cash used in operating activities from discontinued operations	–	(51,491)
Net cash used in operating activities	(259,642)	(194,654)

Investing activities:
Cash paid for development costs	(80,537)	(46,276)
Cash paid for mineral rights	–	(12,500)

Net cash used in investing activities from continuing operations	(80,537)	(58,776)
Net cash used in investing activities from discontinued operations	–	–
Net cash used in investing activities	(80,537)	(58,776)

Financing activities:
Payments on convertible debt from third parties	–	(10,000)
Proceeds from convertible debt from third parties	175,000	235,000
Proceeds from convertible debt from related parties	–	60,000
Proceeds from advances from related parties	–	23,300
Payments on advances from related parties	(20,000)	(143,528)
Payments on advances from third parties	(30,420)	–
Proceeds from advances from third parties	605	10,000
Proceeds from sale of common stock and warrants	287,000	22,500

Net cash provided by financing activities from continuing operations	412,185	197,272
Net cash provided by financing activities from discontinued operations	–	–
Net cash provided by financing activities	412,185	197,272

Effect of foreign currency exchange	–	68,636

Net change in cash	72,006	12,478
Cash at beginning of period	–	167

Cash at end of period	$72,006	$12,645

Supplemental disclosure of cash flow information
Cash paid for interest	$11,578	$3,250
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Series A preferred stock dividend	$80,112	$167,411
Expenses paid on behalf of the Company	$30,528	$106,271
Common stock and warrants issued for settlement liabilities	$136,000	$137,500
Disposition of assets, related party	$–	$206,860
Conversion of debt and accrued interest	$–	$296,624
Debt discount created by derivative liability	$95,715	$–
Debt discount from warrants and beneficial conversion feature	$–	$324,763
Common stock issued for accounts payable	$–	$17,254
Conversion of Series A preferred stock and accrued dividend	$2,278,814	$–
Preferred stock returned and cancelled	$–	$500,000
Noncash consideration for purchase of Clearwater Gold Mining Corp	$–	$987,500
Noncash consideration for development costs	$–	$11,640

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2020.

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

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the nine months ended September 30, 2021, 72,000 of stock options, 423,635 of warrants, and 1,260,338 shares issuable from convertible notes were considered for their dilutive effects. For the nine months ended September 30, 2020, 72,000 of stock options, 2,038,635 of warrants, 242,269 shares issuable from Series A Preferred Stock and 990,978 shares issuable from convertible notes were considered for their dilutive effects.

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

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At September 30, 2021, we had a working capital deficit of $1,299,535, we had not yet generated any significant revenues or achieved profitable operations and we have accumulated losses of $17,781,107. We expect to incur further losses in the development of our business, all of which raises substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock but cannot assure than any future financings will occur.

Note 3 – Mineral Rights and Properties

Center Star Gold Mine

On July 1, 2020, the Company entered into a Stock Purchase Agreement to acquire Clearwater Gold Mining Corporation (“Clearwater”) which owns certain unpatented mining claims in Idaho County, Idaho that include the historic Center Star Gold Mine (“Center Star”) near Elk City, Idaho. As a result of the Clearwater acquisition, Gregory Schifrin, the sole shareholder of Clearwater, was appointed to serve as a member of the Company’s Board on July 1, 2020. In consideration for 100% of the issued and outstanding shares of Clearwater, the Company has agreed to pay Clearwater’s sole shareholder 1,000,000 shares of Magellan common stock, $125,000 convertible note and $25,000 in cash. The 1,000,000 shares are to be issued to the shareholder on and under the terms as follows: 250,000 shares at the time of closing, 250,000 shares at the time the Center Mine receives its permit to reopen the main portal of the mine, 250,000 shares at the point the main portal has been reopened and 250,000 shares two-years from closing concurrent the pay-off of the $125,000 convertible note. As of September 30, 2021, the total purchase price for the Clearwater was determined to be $1,000,000 which consisted of $12,500 cash paid, $12,500 accrued in accounts payable – related party, a $125,000 convertible promissory note, and 1,000,000 shares of common stock with a fair value of $850,000. The Company concluded the transaction qualified as an asset acquisition and all such acquisition costs have been capitalized.

As of September 30, 2021 and December 31, 2020, the Company had $193,505 and $112,968 in capitalized development cost to develop gold resources at Center Star, respectively.

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

	September 30, 2021	September 30, 2020

Revenue	$–	$–
Cost of sales	–	–
Exploration costs	–	–
General and administrative expenses	–	(31,599)
Operating loss	–	(31,599)
Other expense	–	–
Net loss from discontinued operations	$–	$(31,599)

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2021 and December 31, 2020:

Schedule of fair value measurements on a recurring basis
	Level 1	Level 2	Level 3	Fair value at September 30, 2021
Liabilities:
Derivative liability	$–	$–	$118,084	$118,084

	Level 1	Level 2	Level 3	Fair value at December 31, 2020
Liabilities:
Derivative liability	$–	$–	$–	$–

There were no transfers between Level 1, 2 or 3 during the period.

The table below presents the change in the fair value of the derivative liability during the nine months ended September 30, 2021:

Schedule of fair value of the derivative liability
Fair value as of December 31, 2020	$–
Fair value on the date of issuance recorded as a debt discount	95,715
Loss on change in fair value of derivatives	22,369
Fair value as of September 30, 2021	$118,084

Note 6 – Advances

Unsecured advances – related party

During the nine months ended September 30, 2021, a Director paid expenses on behalf of the Company of $30,252 and the Company made payments on advances of $20,000. As of September 30, 2021, the advances from related party balance were $20,252.

Unsecured advances –third party

During the nine months ended September 30, 2021, the Company received $605 in cash advances, had expenses paid on its behalf of $276 and made repayments on advances of $30,420. As of September 30, 2021, the advances from third party balance were $18,223.

Note 7 – Convertible Note Payable and Derivative Liability

Series 2019A 10% Unsecured Convertible Notes

In 2019, the Company sold $135,000 of Series 2019A 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series 2019A Notes are convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The lenders were issued 100,000 common stock warrants with an exercise price of $2.00 per share. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in August and December 2019. The $135,000 debt discount is amortized over the term of the loan. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes mature twelve (12) months from the date of issue. The maturity date can be extended at the option of the Company for an additional one (1) year. There are two Series 2019A 10% Unsecured Convertible Notes that were due and payable in August 2020 and are currently past due and in default. The default interest rate on the notes is 12%. As of September 30, 2021, the balance due under these notes net of unamortized discount of $0, is $75,000, with accrued interest of $15,213.

On October 1, 2019, the Company sold a 10% Unsecured Convertible Note for $145,978 due on demand to settle accounts payable. The purchase price of the 10% Unsecured Convertible Note is equal to the principal amount of the Note. The 10% Unsecured Convertible Note is convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital in October 2019. The debt discount will be amortized over the term of the loan. The 10% Unsecured Convertible Note will accrue interest at the rate of 10% per annum payable quarterly, accruing from the date of issuance. As of September 30, 2021, the balance due under these notes net of unamortized discount of $0, is $145,978, with accrued interest of $29,156.

Series 2020A 8% Unsecured Convertible Notes

In 2020, the Company sold $285,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 142,500 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. Two related parties purchased $60,000 of the 2020A notes. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital as of December 31, 2020. The $237,263 debt discount will be amortized over the term of the loan. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. In July 2020, $25,000 of Series 2020A 8% Unsecured Convertible Notes were converted into 50,000 shares of common stock at a conversion price of $0.50 per share. As of September 30, 2021, the balance due to a related party under these notes net of unamortized discount of $0, is $60,000, with accrued interest of $6,428. As of September 30, 2021, the balance due to a third party under these notes net of unamortized discount of $0, is $200,000, with accrued interest of $20,264.

3% Secured Convertible Note

On July 1, 2020, the Company issued a $125,000 Secured Convertible Note to a related party for the as part of the purchase of Clearwater Mining Corporation. The convertible note is secured by common stock of the Company, matures on July 1, 2022 and will accrue interest at the rate of 3% per annum, payable yearly in arrears beginning July 1, 2021. The Note is convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in July 2019. The $87,500 debt discount will be amortized over the term of the loan. Amortization expense of $32,723 was recognized during the nine months ended September 30, 2020. As of September 30, 2021, the balance due to a related party under this note net of unamortized discount of $32,842, is $92,158, with accrued interest of $4,685.

AJB Convertible Note

On February 10, 2021, the Company entered into a debt agreement to borrow $200,000. The secured note has an original issuance discount of $16,000 along with $9,000 in legal and finder fees recorded as a discount, which will be amortized over the life of the note. The loan is secured by common stock of the Company, bears interest at a rate of 10% and has a six-month maturity. In August 2021, the note was extended six months and the interest rate was increased to 15%. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price shall be the less of 90% of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period ending on date of conversion of this note. The Company issued the debtholder 266,667 common shares as a commitment fee. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $95,715 was recorded as a discount on the convertible notes payable. As of September 30, 2021, the balance on the loan, net of unamortized discount of $0 is $200,000, with accrued interest of $333.

As of September 30, 2021, the total derivative liability on the above note was adjusted to a fair value of $118,084. During the nine months ended September 30, 2021, $120,714 of the discount was amortized leaving an unamortized balance of $0. The fair value of the conversion option was estimated using the Black-Scholes option pricing model and the following assumptions during the period: fair value of stock $0.90 - 1.03, volatility of 91.27% - 115.83% based on a comparable company peer group, expected term of 0.50 years, risk-free rate of 0.05% - 0.06% and a dividend yield of 0%.

Note 8 – Stockholders’ Deficit

Common Stock

On February 10, 2021, the Company issued the 266,667 common shares as a commitment fee. The shares were valued at $0.92, the closing price of the Company’s stock on February 10, 2021. During the nine months ended September 30, 2021, the Company recognized $245,334 of stock-based compensation related to this issuance.

On August 6, 2020, the Company entered into a one-year investor relations consulting agreement. As consideration for its services under the Agreement, the Company agreed to pay to the consultant 261,538 restricted shares of the Company’s common stock. The shares were valued at $1.56, the closing price of the Company’s stock on August 6, 2020. As of December 31, 2020, the Company had not issued the shares and accrued $136,000 related to this agreement. During the nine months ended September 30, 2021, the Company issued the 261,538 shares related to this agreement, settled the prior year accrual of $136,000 for 2020 services and recognized $272,000 of stock-based compensation for services provided during the nine months ended September 30, 2021.

During the nine months ended September 30, 2021, the Company received net proceeds of $287,000 from the exercise of 1,435,000 warrants. On July 15, 2020, the Company issued 500,000 shares for services rendered pursuant to two investor relations agreements: 200,0000 shares under a Services Agreement and 300,000 shares under a Consulting Agreement. The shares were valued at $1.29, the closing price of the Company’s stock on July 15, 2020. The Services Agreement is $7,500 per month and has a term of twelve months The Consulting Agreement is $7,500 per month and has an initial term of six months. If the Consulting Agreement is not terminated at least thirty days prior to the end of the initial term, the term will continue for an additional six months. During the nine months ended September 30, 2021 the Company recognized $322,250 of expense related to these shares.

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

During the nine months ended September 30, 2021, the Company accrued $80,112 for the Series A preferred stock dividend.

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

Stock Warrants, Stock Options and the 2017 Equity Incentive Plan:

Under the 2017 Equity Incentive Plan, the Company is authorized to grant rights to acquire up to a maximum of 200,000 shares of common stock. The 2017 Plan provides for the grant of (1) both incentive and nonstatutory stock options, (2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights. As of September 30, 2021, the Company had 128,000 shares available for future grant.

On September 15, 2020, John Gibbs, a related party, transferred 330,000 warrants to purchase common stock back to the Company. The warrants were accounted for as if they were returned and re-granted. Deepak Malhotra, a member of the board, received 300,000 of the transferred warrants as compensation for services to be performed over a one year term. The warrants were valued $386,764 and will recognized over the one year service period. During the nine months ended September 30, 2021, the Company recognized $257,842 of expense related to the issuance of these warrants. Mr. Malhotra exercised 50,000 warrants in the third quarter of 2020. On May 31, 2021, Mr. Malhotra’s remaining 250,000 warrants were extended until May 31, 2022. The incremental value of the warrant modification of $194,687 will be recorded over the remaining service period ending September 30, 2021. During the nine months ended September 30, 2021, the Company recognized $194,687 of expense related to the warrant modification.

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

Stock option activity within the 2017 Equity Incentive Plan and warrant activity outside the plan, for the nine months ended September 30, 2021 is as follows:

Schedule of stock option and warrant activity
	Stock Options		Stock Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	72,000	$2.00	1,858,635	$0.67
Granted	–	–	–	–
Cancelled	–	–	–	–
Expired	–	–	–	–
Exercised	–	–	(1,435,000)	0.20
Outstanding at September 30, 2021	72,000	$2.00	423,635	$0.28
Exercisable at September 30, 2021	72,000	$2.00	423,635	$0.28

As of September 30, 2021, the outstanding stock options have a weighted average remaining term of 6.07 years and has no intrinsic value, and the outstanding stock warrants have a weighted average remaining term of 1.37 years and an intrinsic value of $312,131.

Note 9 – Commitments and Contingencies

Mining Claims

As part of our acquisition of the Center Star gold mine project, we acquire 15 Bureau of Land Management (“BLM”) unpatented mining claims and subsequently staked another 16 unpatented mining claims. In order to maintain the BLM lode \ claims, annual payments are required before the end of August of each year. As of September 30, 2021, all of these claims are in good standing.

Note 10 – Executive Employment Agreement

Effective August 1, 2020, the Company and Michael Lavigne, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of common stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of September 30, 2021, 210,000 restricted stock units may be settled in shares of common stock. During the nine months ended September 30, 2021, the Company recognized $133,965 of stock-based compensation related to the agreement.

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

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

Schedule of related party transactions (accrued interest)
	September 30, 2021	December 31, 2020
Accrued interest payable – Mr. Gibbs	$5,589	$2,597
Accrued interest payable – Dr. Carson	–	752
Accrued interest payable – Mr. Schifrin	4,685	1,880
Accrued interest payable – Mr. Malhotra	839	241
	$11,113	$5,470

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

Results of Operations for the three months ended September 30, 2021 and 2020

	Three months ended September 30,
	2021	2020

Operating expenses:
General and administrative expenses	$392,852	$393,468
Total operating expenses	392,852	393,468

Operating loss	(392,852)	(393,468)

Other income (expense):
Interest expense	(53,324)	(156,309)
Loss on settlement of liabilities	–	(34,800)
Loss on change in derivative liability	(14,977)	–
Total other expense	(68,301)	(191,109)

Net loss from continuing operations	(461,153)	(584,577)

Net loss from discontinued operation	–	(906)

Net loss	$(461,153)	$(585,483)

Operating expenses

During the three months ended September 30, 2021, our total operating expenses included general and administrative expenses of $392,852 as compared to $393,468 during the three months ended September 30, 2020. The $616 decrease is primarily associated with decrease in professional fees which were offset by an increase in stock-based compensation.

Other income (expense)

During the three months ended September 30, 2021, total other expense was $68,301 as compared to $191,109 during the three months ended September 30, 2020. The $122,808 decrease was mainly related to the loss on settlement of liabilities and loss on conversion of debt.

Discontinued operations

The net loss from discontinued operations during the three months ended September 30, 2020 totaled $906. Net loss from discontinued operations represents the Mexico operations and Gulf+Western that were disposed of in 2020.

Results of Operations for the nine months ended September 30, 2021 and 2020

	Nine months ended September 30,
	2021	2020

Operating expenses:
General and administrative expenses	$1,643,839	$686,589
Total operating expenses	1,643,839	686,589

Operating loss	(1,643,839)	(686,589)

Other income (expense):
Interest expense	(201,818)	(305,282)
Other income	–	26,980
Loss on settlement of liabilities	–	(2,110,047)
Loss on change in derivative liability	(22,369)	–
Total other expense	(224,187)	(2,388,349)

Net loss from continuing operations	(1,868,026)	(3,074,938)

Net loss from discontinued operation	–	(31,599)

Net loss	$(1,868,026)	$(3,106,537)

Operating expenses

During the nine months ended September 30, 2021, our total operating expenses included general and administrative expenses of $1,643,839 as compared to $686,589 during the nine months ended September 30, 2020. The $957,250 increase is primarily associated with increases in rent, professional fees, and stock-based compensation.

Other income (expense)

During the nine months ended September 30, 2021, total other expense was $224,187 as compared to $2,388,349 during the nine months ended September 30, 2020. The $2,164,162 change was mainly related to the loss on settlement of liabilities and loss on conversion of debt.

Discontinued operations

There was no net loss from discontinued operations during the nine months ended September 30, 2021.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At September 30, 2021, we had not yet generated sufficient revenues or achieved profitable operations and we have accumulated losses of $17,781,107. We expect to incur further losses in the development of our business, all of which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

During the nine months ended September 30, 2021, the Company entered into a debt agreement to borrow $200,000 and received $175,000 in cash proceeds.

Additionally, the Company received $287,000 of proceeds from the exercise of warrants.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock but cannot assure that any future financings will occur.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Nine months ended September 30,
	2021	2020

Net cash used in operating activities from continuing operations	$(259,642)	$143,163)
Net cash used in operating activities from discontinued operations	–	(51,491)
Net cash used in operating activities	(259,642)	(196,654)

Net cash used in investing activities from continuing operations	(80,537)	(58,776)
Net cash used in investing activities from discontinued operations	–	–
Net cash used in investing activities	(80,537)	(58,776)

Net cash provided by financing activities from continuing operations	412,185	197,272
Net cash provided by financing activities from discontinued operations	–	–
Net cash provided by financing activities	412,185	197,272

Effect of foreign currency exchange	–	68,636

Net change in cash and cash equivalents	72,006	12,478
Cash beginning of period	–	167
Cash end of period	$72,006	$12,645

At September 30, 2021, we had $72,006 in cash and a $1,299,535 working capital deficit. This compares to cash of $0 and a working capital deficit of $1,476,062 at December 31, 2020.

Net cash used in operating activities from continuing operations during the nine months ended September 30, 2021 was $259,642 and was mainly comprised of our $1,868,026 net loss during the period, adjusted by a non-cash charges of $1,426,078 of stock compensation, loss on change in derivative liability of $22,369 and accretion of discounts on notes payable of $153,438. In addition, it reflects changes in operating assets and liabilities of $6,499.

During the nine months ended September 30, 2021, net cash provided by financing activities from continuing operations was $412,185 comprised of $175,000 proceeds from convertible debt from third parties, $287,000 proceeds from exercise of warrants, $605 proceeds on advances from third parties, offset by $30,420 payments on advances from third parties and $20,000 payments on advances from related parties.

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

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the nine months ended September 30, 2021 and 2020, potential common shares associated with convertible notes payable and outstanding warrants to purchase common stock have been omitted from the net loss per common share computation as they are anti-dilutive due to the net loss for these periods.

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

Dated: November 15, 2021

MAGELLAN GOLD CORPORATION By: /s/ Michael Lavigne Michael Lavigne Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

