Form 10-K
period 2021-12-31
MAGELLAN GOLD Corp
filed 2022-06-01
CIK 1515317

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the 6,552,914 shares of voting and non-voting common equity held by non-affiliates of the Company calculated by taking the last sales price of the Company's common stock of $0.95 on June 30, 2021 was $6,225,268.

The number of shares outstanding of the registrant’s common stock, as of June 1, 2022 is 11,753,737.

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

Based upon our research, gold mineralization at Center Star Mine is hosted in multiple parallel quartz veins in a banded gneiss. Like many of the historic mines in the Elk City area the gold is present in steeply dipping quartz veins. The gold at the Center Star Mine occurs in high grade veins that trend north-easterly and dip steeply to the southeast. These veins are present in a 75’ to 100’ wide sheer zone hosting quartz veins and breccia. It is believed the gold bearing veins vary from inches to 20 feet in width and contain gold from .35 ounce per ton gold to multi ounce per ton gold based on historic mine data. The property was historically developed by various owners and has had some production history of gold and silver production. The Center Star Mine has not had any exploration or development work conducted in the last 35 years.

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

In 1980 the Center Star Mine was reopened. Between 1980 and 1981 the Center Star completed a $500,000 mine renovation, sampling and drilling program. Over 2,000 samples were taken from various areas of the mine and the drill program resulted in defining an ore block estimated at 30,000 tons with grades between .46 and ..63 ounces to the ton.

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

Our financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the reports of our auditors issued in connection with our consolidated financial statements for the fiscal years ended December 31, 2021 and 2020, contain explanatory paragraphs indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern.

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

Trading in our securities is on the OTC.QB which is an electronic trading platform established for securities that do not meet NASDAQ listing requirements. As a result, investors will find it substantially more difficult to dispose of our securities. Investors may also find it difficult to obtain accurate information and quotations as to the price of, our common stock.

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

Effective May 2012, our common stock was approved for quotation on the OTC Bulletin Board under the ticker symbol “MAGE.” The Company’s shares are now quoted on the OTCQB of the OTC Markets Group, Inc. The following sets forth the high and low trading prices for the periods shown:

	2020		2021
	High	Low	High	Low
First quarter ended March 31	$1.49	$0.25	$1.15	$0.8550
Second quarter ended June 30	$0.87	$0.20	$1.10	$0.7700
Third quarter ended September 30	$1.65	$0.85	$1.33	$0.7850
Fourth quarter ended December 31	$1.15	$0.86	$1.01	$0.4187

The closing price of the Company's common stock as of April 7, 2022 was $0.2899, as reported on the OTC.QB. The OTC.QB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions. As of April 7, 2022 there were approximately 89 record owners of the Company's common stock.

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

(a)       On May 31, 2020, the Company agreed to issue 86,270 common shares to settle of accounts payable related to services provided in 2019 and 2020 of $17,254. The transaction was exempt under Section 4(a)(2).

(b)       On May 31, 2020, the Company agreed to issue 687,500 common shares and warrants to settle advances from third parties of $42,500 and settle advances from related parties of $95,000. Additionally, the Company issued 1,183,635 common shares and warrants to settle convertible notes payable of $236,727 including accrued interest. The common shares had a fair value of $486,250 resulting in a loss on settlement of liabilities of $348,750. The transactions were exempt under Section 4(a)(2)

(c)       During the year ended December 31, 2020, the Company received net proceeds of $38,500 from the exercise of 155,000 warrants.

(d)       On July 15, 2020, the Company issued 500,000 shares for services rendered pursuant to two investor relations agreements: 200,000 shares under a Services Agreement and 300,000 shares under a Consulting Agreement. The shares were valued at $1.29, the closing price of the Company’s stock on July 15, 2020. The Services Agreement is $7,500 per month and has a term of twelve months The Consulting Agreement is $7,500 per month and has an initial term of six months. If the Consulting Agreement is not terminated at least thirty days prior to the end of the initial term, the term will continue for an additional six months.

2021

(e)       On February 10, 2021, the Company issued the 266,667 common shares as a commitment fee. The shares were valued at $0.92, the closing price of the Company’s stock on February 10, 2021. During the year ended December 31, 2021, the Company recognized $245,334 of stock-based compensation related to this issuance.

(f)       On August 6, 2020, the Company entered into a one-year investor relations consulting agreement. As consideration for its services under the Agreement, the Company agreed to pay to the consultant 261,538 restricted shares of the Company’s common stock. The shares were valued at $1.56, the closing price of the Company’s stock on August 6, 2020. As of December 31, 2020, the Company had not issued the shares and accrued $136,000 related to this agreement. During the year ended December 31, 2021, the Company issued the 261,538 shares related to this agreement, settled the prior year accrual of $136,000 for 2020 services and recognized $272,000 of stock-based compensation for services provided during the year ended December 31, 2021.

(g)       During the year ended December 31, 2021, the Company received net proceeds of $10,000 from the exercise of 50,000 warrants. On July 15, 2020, the Company issued 500,000 shares for services rendered pursuant to two investor relations agreements: 200,000 shares under a Services Agreement and 300,000 shares under a Consulting Agreement. The shares were valued at $1.29, the closing price of the Company’s stock on July 15, 2020.

(h)        In June 2021, the Company issued an aggregate of 2,278,813 shares of common stock in consideration of (i) the conversion of an aggregate of 192,269 shares of Series A Preferred Stock and (ii) an aggregate of $356,123 in accrued interest on the Series A Preferred Stock. The shares were issued to two investors, each of whom qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(a)2 and Rule 506(b) of Regulation D under the Securities Act.

Unless otherwise noted, all of the foregoing transactions were undertaken in reliance upon the exemption contained in Section 4(a)(2) of the Securities Act of 1933.

INCENTIVE COMPENSATION

Equity Incentive Plan

Effective September 1, 2017, the Equity Incentive Plan was approved by written consent of stockholders holding 75% of the Company’s outstanding common stock and was adopted by the Board of Directors. The Company is authorized to grant rights to acquire up to a maximum of 200,000 shares of common stock under the Plan, giving retroactive effect to the Reverse Split. The Plan is authorized to grant incentive stock options that qualify under Section 422 of the Internal Revenue Code of 1986, as amended.

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

Arrangements with CEO

Effective June 1, 2019, the Company and David E. Drips, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Drips, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 10,000 units for each month of service. The units will vest upon successful completion of a $1.25 million financing on or before November 30, 2019. Upon settlement if the common stock is less than $1.50 addition shares will be issued such that each month of service will have a value of $15,000. The completion of a $1.25 million financing did not happen as of November 30, 2019 and as such the Company is working to negotiate fair settlement and payment for Mr. Drips providing services. As of December 31, 2021 and 2020, $78,000 has been accrued under this arrangement.

Effective August 1, 2020, the Company and Michael Lavigne, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of common stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of December 31, 2021 and 2020, 255,000 and 75,000 restricted stock units may be settled in shares of common stock, respectively. During the years ended December 31, 2021 and 2020, the Company recognized $162,465 and $84,600 of stock-based compensation related to the agreement, respectively.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Magellan,” “we,” “our,” and “us” to refer to Magellan Gold Corporation.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited financial statements, which are included in our Annual Report on Form 10-K for the fiscal years ended December 31, 2021 and 2020.

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

We have only had limited operations to date, and we rely upon the sale of our securities and borrowings from significant investors to fund our operations, as we have not generated any revenue.

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

Results of Operations for the Years Ended December 31, 2021 and 2020

	Years Ended December 31,
	2021	2020
Operating expenses:
General and administrative expenses	$1,770,847	$1,175,110
Total operating expenses	1,770,847	1,175,110

Operating loss	(1,770,847)	(1,175,110)

Other income (expense):
Interest expense	(230,647)	(424,858)
Other income	–	26,980
Loss on settlement of liabilities	–	(2,110,047)
Loss on change in derivative liability	(55,238)	–
Total other income (expense)	(285,885)	(2,507,925)

Net loss from continuing operations	(2,056,732)	(3,683,035)

Net loss from discontinued operation	–	(31,599)

Net loss	$(2,056,732)	$(3,714,634)

Operating expenses

During the year ended December 31, 2021, our total operating expenses included general and administrative expenses of $1,770,847 as compared to $1,175,110 during the year ended December 31, 2020. The $595,737 increase is primarily associated with increases in rent, audit fees and stock-based compensation which were offset by decreases in consulting fees and investor relation fees.

Other income (expenses)

Interest expense for the year ended December 31, 2021 and 2020 totaled $230,647 and $424,858, respectively. The decrease in interest expense is related to the conversion of debt to equity during the year ended December 31, 2020.

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

Discontinued operations

The net loss from discontinued operations during the year ended December 31, 2020 totaled $31,599. Net loss from discontinued operations represents the Mexico operations and Gulf+Western that were disposed of in March 2020 and July 2020, respectively.

Liquidity and Capital Resources:

Our audited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At December 31, 2021, we had not yet generated any significant revenues or achieved profitable operations and we have accumulated losses of $17,969,813. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

During the year ended December 31, 2021, the Company entered into a debt agreement to borrow up to $200,000 and received $175,000 in cash proceeds. Additionally, the Company received $287,000 of proceeds from the exercise of warrants.

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

 Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Years ended December 31,
	2021	2020

Net cash used in operating activities from continuing operations	$(312,882)	$(136,803)
Net cash used in operating activities from discontinued operations	–	(51,491)
Net cash used in operating activities	(312,882)	(188,294)

Net cash used in investing activities from continuing operations	(80,537)	(113,828)
Net cash used in investing activities from discontinued operations	–	–
Net cash used in investing activities	(80,537)	(113,828)

Net cash provided by financing activities from continuing operations	412,185	233,319
Net cash provided by financing activities from discontinued operations	–	–
Net cash used in financing activities	412,185	233,319

Effect of foreign currency exchange	–	68,636

Net change in cash and cash equivalents	18,766	(167)
Cash and cash equivalents beginning of period	–	167
Cash and cash equivalents end of period	$18,766	$–

At December 31, 2021, we had $18,766 in cash and a $1,459,741 working capital deficit. This compares to no cash and a working capital deficit of $1,476,062 at December 31, 2020.

Net cash used in operating activities from continuing operations during the year ended December 31, 2021 was $312,882 and was mainly comprised of our $2,056,732 net loss during the year, adjusted by $1,454,580 of stock compensation and accretion of discounts on notes payable of $164,465. In addition, it reflects changes in operating assets and liabilities of $69,567.

Net cash used in operating activities from continuing operations during the year ended December 31, 2020 was $136,803 and was mainly comprised of our $3,683,035 net loss during the year, adjusted by a non-cash charges of $2,153,183 for loss on settlement of liabilities, $634,921 of stock compensation and accretion of discounts on notes payable of $346,781. In addition, it reflects changes in operating assets and liabilities of $411,347.

Net cash used in operating activities from discontinued operations during the years ended December 31, 2021 and 2020 of $0 and $51,491, respectively, are related to the disposal of the Mexico and Gulf+Western operations.

Net cash used in investing activities from continuing operations during the year ended December 31, 2021 was $80,537 which was comprised of cash payments for development costs.

Net cash used in investing activities from continuing operations during the year ended December 31, 2020 was $113,828 and was comprised of cash payments of $101,328 in development costs and $12,500 for mineral rights for Clearwater Mining Corporation.

Net cash provided by financing activities from continuing operations during the year ended December 31, 2021 was $412,185 comprised $287,500 proceeds from the sale of common stock and warrants, $175,000 proceeds from convertible debt from third parties, $605 proceeds from advances from related parties, offset by $30,420 payments on convertible notes from third parties and $20,000 payments on advances from related parties.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2021. Our CEO concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported material weaknesses related to the following:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current executive officers and directors are:

Name	Age	Position
Michael Lavigne	65	CEO & Director
Mark Rodenbeck	73	Director
Deepak Malhotra	73	Director
Greg Schifrin	62	Director

Mark Rodenbeck, age 73, was appointed Director on June 16, 2020.

Mr. Rodenbeck, age 73, served as an officer and director of Mascota Resources, a Nevada mining Company, from February 2015- October 2019. He graduated (cum laude with Dean's List honors) from Northwood Institute with a B.S. Degree in Business Administration in 1970. Between 1970 and 1976, Mark worked as General Manager, and then District Manager, for Foodplex Inc., a large operator of fast food restaurants. In 1976 he became President and 50% owner of Damark Inc. which owned and operated 6 fast food restaurants in Michigan. In 1981, Mr. Rodenbeck sold his restaurants and moved to Denver, Colorado, and became a stockbroker. In 1984, he was promoted to Branch Manager of Engler & Budd, a Minneapolis-based brokerage firm. In 1995, he co-founded Colorado Ceramic Tile, Inc. as a 50% owner and officer. Mr. Rodenbeck retired from Colorado Ceramic Tile in 2012.

Gregory Schifrin, age 62, was appointed Director on July 1, 2020.

Mr. Schifrin, age 62, has been a Geologist for more than 35 years, specializing in precious, base metals, rare earth and uranium exploration and development. Previously he served as the CEO and a member of the Board of Director at Blackrock Gold Corp.

Michael Lavigne, age 65, was appointed CEO and Director on August 1, 2020.

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

Deepak Malhotra, age 73, was appointed Director on September 1, 2020.

Dr. Malhotra, age 73, is a world-renowned processing expert, with over 48 years of mining industry experience, with expertise in process design, process development, plant auditing and troubleshooting, detailed engineering, and capital and operating cost management. His process work with mining organizations worldwide has led to the commercialization of about 15 plants, with capital ranging from $50 million to $750 million.

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

Board Meetings

During the years ended December 31, 2020 and 2021, our Board members engaged in frequent informal discussions; and all Board actions have been undertaken by unanimous written consent.

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

Compliance with Section 16(a), Beneficial Ownership

Under the Securities Laws of the United States, our directors, executive (and certain other) officers, and any persons holding more than ten percent (10%) of our common stock during any part of our most recent fiscal year are required to report their ownership of common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to report in this Report any failure to file by these dates. During the year ended December 31, 2021, all of these filing requirements were satisfied by our officers, directors, and ten-percent holders. In making these statements, we have relied on the written representation of our directors and officers or copies of the reports that they have filed with the Commission.

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

Executive Compensation

The following table sets forth all compensation paid to our Named Executive Officers for the years ended December 31, 2021 and 2020:

SUMMARY COMPENSATION TABLE

		Salary	Bonus	Stock Awards	Option Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Michael Lavigne CEO and Director (1) (2)	2021	–	–	162,465	–	–	–	–	162,465
	2020 (partial)	–	–	84,600	–	–	–	–	84,600

John Power CFO and Director (3)	2020 (partial)	–	–	–	–	–	–	–	–

(1)	Michael B. Lavigne was appointed CEO and as a Director on August 1, 2020.

(2)	Effective August 1, 2020, the Company and Michael B. Lavigne, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of Common Stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of December 31, 2021, 255,000 restricted stock units may be settled in shares of Common Stock. During the year ended December 31, 2021, the Company recognized $162,465 of expense related to the agreement. As of December 31, 2020, 75,000 restricted stock units may be settled in shares of Common Stock. During the year ended December 31, 2020, the Company recognized $84,600 of expense related to the agreement.

(3)	Mr. John Power resigned as President on August 1, 2020. He continued to continue to serve as Chief Financial Officer and a member of the Board of Directors until his resignation from such positions on November 24, 2020.

Restricted Stock Unit Agreement

Effective August 1, 2020, the Company and Michael B. Lavigne, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of common stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of December 31, 2021, 255,000 restricted stock units may be settled in shares of common stock. During the year ended December 31, 2021, the Company recognized $162,465 of expense related to the agreement.

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

Effective September 1, 2017, the 2017 Equity Incentive Plan was approved by written consent of stockholders holding 75% of the Company’s outstanding common stock and was adopted by the Board of Directors. The Company is authorized to grant rights to acquire up to a maximum of 200,000 shares of common stock under the Plan. The Plan is authorized to grant incentive stock options that qualify under Section 422 of the Internal Revenue Code of 1986, as amended.

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

As of the date of this Annual Report, there have been grants made under the Plan exercisable to purchase 72,000 shares of common stock.

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Ownership as a Percentage of Outstanding Common Shares (3)

John Gibbs 807 Wood N Creek Ardmore, OK 73041	3,612,489	(4)	31.30%

Michael Lavigne (6)	300,000	(6)	2.60%

Mark Rodenbeck			nil

Greg Schifrin	750,000		6.51%

Deepak Malhotra	305,000	(5)	2.65%

All officers and directors as a group (four persons)	1,355,000		11.76%

(1)	Unless otherwise stated, address is 602 Cedar St., Ste. 205, Wallace, ID 83873

(2)	Under SEC Rules, we include in the number of shares owned by each person, the number of shares issuable under outstanding options or warrants if those options or warrants are exercisable within 60 days of the date of this Annual Report. In calculating percentage ownership, we calculate the ownership of each person who owns exercisable options by adding (i) the number of exercisable options for that person only to (ii) the number of total shares outstanding and dividing that result into (iii) the total number of shares and exercisable options owned by that person.

(3)	Shares and percentages beneficially owned are based upon 11,520,403 shares outstanding on April 7, 2022.

(4)	Includes 3,582,159 shares owned individually, warrant exercisable to purchase 20,000 shares of Common Stock at $0.20 per share, 1,000 shares owned by Redwood Microcap Fund, Inc. controlled by Mr. Gibbs. and 9,330 shares owned by Tri Power Resources, Inc., controlled by Mr. Gibbs.

(5)	Includes 50,000 shares owned individually and a warrant exercisable to purchase 5,000 shares of Common Stock at $0.50 per share and a warrant exercisable to purchase 250,000 shares of Common Stock at $0.20 per share.

(6)	Does not include an aggregate of 255,000 Restricted Stock Units that may be settled for shares of common stock under certain circumstances.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Management Fees

At December 31, 2021 and 2020, $7,000 of the management fees owed to prior management had not been paid and are included in accounts payable on the accompanying consolidated balance sheets.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	December 31, 2021	December 31, 2020
Accrued interest payable – Mr. Gibbs	$6,597	$2,597
Accrued interest payable – Dr. Carson	–	752
Accrued interest payable – Mr. Schifrin	5,629	1,880
Accrued interest payable – Mr. Malhotra	1,041	241
	$13,268	$5,470

Advances Payable – Related Party

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

	Year Ended December 31, 2021
	Advances	Repayments
Mr. Schifrin	$–	$(20,000)
Totals	$–	$(20,000)

	Year Ended December 31, 2020
	Advances	Repayments
Mr. Power	$15,830	(156,011)
Mr. Schifrin	10,000	–
Mr. Gibbs	20,000	–
Totals	$45,830	(156,011)

During the year ended December 31, 2021, a Director paid expenses on behalf of the Company of $30,528 and the Company made payments on advances of $20,000. During the year ended December 31, 2020, Mr. Gibbs advanced $20,000 and Mr. Schifrin advanced $10,000 to the Company. During the year ended December 31, 2020, Mr. Power advanced $15,830 cash and paid expenses using his personal credit card on behalf of the Company of $118,384, and the Company made repayments to Mr. Power and/or his credit card of $156,011. On May 31, 2020, the Company issued 475,000 shares of common stock to Mr. Gibbs with a fair value of $332,500 for the settlement of advances in the amount of $95,000, resulting in a loss on settlement of $237,500. In addition, the Company issued 475,000 warrants exercisable for a period of twelve months at an exercise price of $0.20 per share. The Company recognized an additional $288,046 loss related to the issuance of warrants for the settlement of liabilities. As of March 31, 2021, Mr. Power and Dr. Carson are no longer considered related parties, and therefore all amounts due to them have been reclassified out of related party accounts. As of December 31, 2021 and 2020, the advances from related party balance were $20,252 and $47,762, respectively.

Notes Payable – Related Parties

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

Convertible Note Payable

Series 2019A 10% Unsecured Convertible Notes

In 2019, the Company sold $135,000 of Series 2019A 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series 2019A Notes are convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The lenders were issued 100,000 common stock warrants with an exercise price of $2.00 per share. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in August and December 2019. The $135,000 debt discount is amortized over the term of the loan. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes mature twelve (12) months from the date of issue. The maturity date can be extended at the option of the Company for an additional one (1) year. There are two Series 2019A 10% Unsecured Convertible Notes that were due and payable in August 2020 and are currently past due and in default. The default interest rate on the notes is 12%. As of December 31, 2021 and 2020, the balance due under these notes is $75,000, with accrued interest of $17,481 and $8,481, respectively.

 On October 1, 2019, the Company sold a 10% Unsecured Convertible Note for $145,978 due on demand to settle accounts payable. The purchase price of the 10% Unsecured Convertible Note is equal to the principal amount of the Note. The 10% Unsecured Convertible Note is convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital in October 2019. The debt discount will be amortized over the term of the loan. The 10% Unsecured Convertible Note will accrue interest at the rate of 10% per annum payable quarterly, accruing from the date of issuance. As of December 31, 2021 and 2020, the balance due under the note is $145,978, with accrued interest of $32,835 and $18,237, respectively.

Series 2020A 8% Unsecured Convertible Notes

In 2020, the Company sold $285,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 142,500 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. Two related parties purchased $60,000 of the 2020A notes. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital as of December 31, 2020. The $237,263 debt discount will be amortized over the term of the loan. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. In July 2020, $25,000 of Series 2020A 8% Unsecured Convertible Notes were converted into 50,000 shares of common stock at a conversion price of $0.50 per share. As of December 31, 2021 and 2020, the balance due to a related party under these notes is $60,000, with accrued interest of $7,638 and $2,838, respectively. As of December 31, 2021and 2020, the balance due to a third party under these notes is $200,000, with accrued interest of $24,297 and $8,297, respectively.

3% Secured Convertible Note

On July 1, 2020, the Company issued a $125,000 Secured Convertible Note to a related party for the as part of the purchase of Clearwater Mining Corporation. The convertible note is secured by common stock of the Company, matures on July 1, 2022 and will accrue interest at the rate of 3% per annum, payable yearly in arrears beginning July 1, 2021. The Note is convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in July 2019. The $87,500 debt discount will be amortized over the term of the loan. Amortization expense of $43,750 and $21,935 was recognized during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the balance due to a related party under this note net of unamortized discount of $21,815, is $103,185, with accrued interest of $5,630. As of December 31, 2020, the balance due to a related party under this note net of unamortized discount of $65,592, is $59,435, with accrued interest of $1,880.

AJB Convertible Note

On February 10, 2021, the Company entered into a debt agreement to borrow $200,000. The secured note has an original issuance discount of $16,000 along with $9,000 in legal and finder fees recorded as a discount, which will be amortized over the life of the note. The loan is secured by common stock of the Company, bears interest at a rate of 10% and has a six-month maturity. In August 2021, the note was extended six months and the interest rate was increase to 15%. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price shall be the less of 90% of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period ending on date of conversion of this note. The Company issued the debtholder 266,667 common shares as a commitment fee. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $95,715 was recorded as a discount on the convertible notes payable. As of December 31, 2021, the balance on the loan, net of unamortized discount of $0 is $200,000, with accrued interest of $0.

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

Deferred Compensation

Effective June 1, 2019, the Company and David E. Drips, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Drips, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 10,000 units for each month of service. The units will vest upon successful completion of a $1.25 million financing on or before November 30, 2019. Upon settlement if the common stock is less than $1.50 addition shares will be issued such that each month of service will have a value of $15,000. The agreement was extended through May 31, 2020 and eliminated the $1.25 million in financing as a condition of vesting and clarified that a total of 120,000 shares of stock will be issued to settle all services received. As of December 31, 2021 and 2020, $78,000 has been accrued under this arrangement. On June 2, 2020, the Company received the written resignation of David E. Drips as President, CEO and Director of the Company, effective May 31, 2020.

Effective August 1, 2020, the Company and Michael Lavigne, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of common stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of December 31, 2021 and 2020, 255,000 and 75,000 restricted stock units may be settled in shares of common stock, respectively. During the years ended December 31, 2021 and 2020, the Company recognized $162,465 and $84,600 of stock-based compensation related to the agreement, respectively.

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

The aggregate fees billed for the fiscal years 2021 and 2020 for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2021	2020
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$–	$50,000
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees"	–	–
Tax fees - tax compliance, tax advice and tax planning	–	4,500
All other fees - services provided by our principal accountants other than those identified above	–	–
Total fees	$–	$54,500

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	Ex. No.	Title
(1)	3.1	Certificate of Incorporation filed September 28, 2010
(1)	3.2	Bylaws
(4)	3.3	Amended and Restated Bylaws
(6)	3.4	Second Amended and Restated Bylaws
(1)	4.1	Specimen Common Stock Certificate
(1)	10.1	Cowles’ Option and Mining Lease
(1)	10.2	Mining Lease – Randall Claims
(1)	10.3	Assignment of Randall Mining Lease Agreement
(1)	10.4	Mining Lease – Secret Claims
(1)	10.5	Consulting Agreement
(2)	10.6	Promissory Note Dated August 23, 2011, in favor of John C. Power
(2)	10.7	Promissory Note Dated August 23, 2011, in favor of John D. Gibbs
(3)	10.8	First Amendment to Mining Lease – Secret Claims
(3)	10.9	Second Amendment to Mining Lease – Randall Claims
(5)	10.10	Promissory Note Dated February 28,2012, in favor of John D. Gibbs
(7)	10.11	Third Amendment to Mining Lease – Randall Claims
(8)	10.12	Option Agreement – Columbus Silver
(9)	10.13	Amendment No. 1 to Promissory Note in favor of John C. Power
(10)	10.14	Credit Agreement dated December 31, 2012 in favor of John D. Gibbs
(11)	10.15	Amendment No. 1 to Silver District Option Agreement
(12)	10.16	Allonge and Modification Agreement with John D. Gibbs
(13)	10.17	Promissory Note in favor of John Power
(14)	10.18	Silver District / Columbus Silver Purchase Agreement
(14)	10.19	Promissory Note in favor of Clifford Neuman
(15)	10.20	Second Allonge and Modification Agreement with John D. Gibbs
(16)	10.21	Employment Agreement - W. Pierce Carson
(17)	10.22	Employment Agreement – W. Pierce Carson (Magellan)
(18)	10.23	Agreement and Plan of Merger
(19)	10.24	Mining Option Agreement
(19)	10.25	Lock-Up/Voting Trust Agreement
(19)	10.26	Intuitive Pty, Ltd. Agreement
(19)	10.27	Mining Clip LLC Agreement
(19)	10.28	Promissory Note
(20)	10.29	Memorandum of Understanding
(7)	14.1	Code of Ethics
(21)	10.30	Consulting Agreement
(21)	10.31	Promissory Note in favor of W. Pierce Carson
(21)	10.32	Promissory Note in favor of John Power
(21)	10.33	Promissory Note in favor of John Gibbs
(22)	10.34	Promissory Note in favor of John Power
(22)	10.35	Stock Pledge Agreement
(23)	10.36	Amendment No. 1 to Memorandum of Understanding
(24)	10.37	Stock Purchase Agreement
(25)	10.38	Confirmation Letter
(26)	10.39	Amendment to Stock Purchase Agreement
(27)	10.40	Certificate of Amendment
(28)	10.41	Securities Purchase Agreement
(28)	10.42	Promissory Note
(29)	10.43	Securities Purchase Agreement
(29)	10.44	Promissory Note

(30)	10.45	Interim Milling Agreement
(31)	10.46	Amendment No. 2 to Stock Purchase Agreement
(31)	10.47	Closing Escrow Agreement
(31)	10.48	Form of Secured Note
(31)	10.49	Form of Stock Pledge Agreement
(31)	10.50	Form of Security Agreement
(31)	10.51	Form of Collateral Agent Agreement
(32)	10.52	Termination Agreement
(33)	10.53	Combined financial statements of SDA Mill as of and for the periods ended November 30, 2017 and December 31, 2016
(33)	10.54	Magellan Gold Corporation Unaudited Pro Forma Condensed Combined Financial Information
(34)	10.55	Amendment No. 1 to EMA Financial Note
(35)	10.56	Amendment No. 1 to Auctus Fund Note
(36)	10.57	Agreement to Convert Debt
(37)	10.58	Restricted Stock Award Agreement
(38)	10.59	Convertible Promissory Note
(39)	10.60	Securities Purchase Agreement
(40)	10.61	Agreement for Exploration
(41)	10.62	Amendment to Agreement for Exploration
(42)	10.63	EMA Amendment
(43)	10.64	Auctus Amendment
(44)	10.65	Promissory Note
(45)	10.66	Securities Purchase Agreement
(46)	10.67	Amendment No. 1 Convertible Promissory Note
(47)	10.68	Letter Agreement
(48)	10.69	Form of 10% Convertible Promissory Note – Note Offering
(49)	10.70	Form of 36% Convertible Promissory Note – Bridge Note Offering
(50)	10.71	Restricted Stock Unit Agreement
(51)	10.72	Deferred Compensation and Equity Award Plan
(52)	10.73	Certificate of Designations – Series A Convertible Preferred Stock
(53)	10.74	Option to Purchase Agreement
(54)	10.75	Letter of Intent
(55)	10.76	Agreement to Accept Collateral in Full Satisfaction of Obligations
(56)	10.77	Share Purchase Agreement
(57)	10.78	Promissory Note
(58)	10.79	Stock Pledge Agreement
(59)	10.80	Security Agreement
(60)	10.81	Stock Purchase Agreement
(61)	10.82	Restricted Stock Unit Agreement
(62)	10.83	Restricted Stock Unit Agreement
(63)	10.84	Promissory Note
(64)	10.85	Securities Purchase Agreement
*	31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
	101.SCH	Inline XBRL Taxonomy Extension Schema Document**
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)**

(1)	Incorporated by reference as an Exhibit to Form S-1 as filed with the Commission on May 18, 2011.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 25, 2011.
(3)	Incorporated by reference as an Exhibit to Quarterly Report on Form 10-Q as filed with the Commission on November 14, 2011.
(4)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 7, 2012.
(5)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A-1 as filed with the Commission on March 29, 2012.
(6)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on March 30, 2012.
(7)	Incorporated by reference as an Exhibit to Annual Report on Form 10-K as filed with the Commission on March 30, 2012.
(8)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 30, 2012.
(9)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 4, 2013.
(10)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 4, 2013.
(11)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 23, 2013.
(12)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 2, 2014.
(13)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on April 29, 2014.
(14)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 2, 2014.
(15)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 3, 2015.
(16)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 11, 2015.
(17)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 2, 2016.
(18)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 27, 2016.
(19)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 27, 2016.
(20)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on March 7, 2017.
(21)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 20, 2017.
(22)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 21, 2017.
(23)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 1, 2017.
(24)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on September 12, 2017.
(25)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 11, 2017.
(26)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 18, 2017.
(27)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 30, 2017.
(28)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 6, 2017.
(29)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 7, 2017.
(30)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 8, 2017.
(31)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on December 6, 2017.
(32)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 10, 2018.
(33)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A as filed with the Commission on April 24, 2018.
(34)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 19, 2018.
(35)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 19, 2018.
(36)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 30, 2018.
(37)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 30, 2018.
(38)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A as filed with the Commission on August 1, 2018.
(39)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A as filed with the Commission on August 1, 2018.
(40)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 20, 2018.
(41)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 20, 2018.
(42)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(43)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(44)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(45)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(46)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on September 5, 2018.
(47)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on September 25, 2018.
(48)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 6, 2018.
(49)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 6, 2018.
(50)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 26, 2019.
(51)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 26, 2019.

(52)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 7, 2019.
(53)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 18, 2019.
(54)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 15, 2020.
(55)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on May 7, 2020.
(56), (57), (58), (59)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 20, 2020.
(60), (61)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 30, 2020.
(62)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 12, 2020.
(63), (64)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on April 23, 2021.

*	Filed herewith.
**	Furnished, not filed.

MAGELLAN GOLD CORPORATION

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

MAGELLAN GOLD CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Magellan Gold Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Magellan Gold Corporation and its subsidiary (collectively, the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

June 1, 2022

MAGELLAN GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$18,766	$–
Prepaid expenses and other current assets	10,091	2,168

Total current assets	28,857	2,168

Mineral rights and properties	1,000,000	1,000,000
Development costs	193,505	112,968

Total assets	$1,222,362	$1,115,136

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$207,406	$195,951
Accounts payable - related party	12,500	25,139
Accrued liabilities	206,468	618,480
Convertible note payable, net - related party	163,185	119,435
Convertible note payable, net - third party	620,978	420,978
Accrued interest - related parties	13,268	5,470
Accrued interest	75,365	35,015
Advances payable - related party	20,252	47,762
Advances payable - third party	18,223	10,000
Derivative liability	150,953	–

Total current liabilities	1,488,598	1,478,230

Total liabilities	1,488,598	1,478,230

Commitments and contingencies	–	–

Shareholders' deficit:
Preferred shares, 25,000,000 shares Series A preferred stock - $10.00 stated value; 2,500,000 authorized; 0 and 192,269 shares issued and outstanding, respectively	–	1,922,690
Common shares, $0.001 par value; 1,000,000,000 shares authorized; 11,340,403 and 7,098,394 shares issued and outstanding, respectively	11,341	7,099
Additional paid-in capital	17,692,236	13,540,086
Accumulated deficit	(17,969,813)	(15,832,969)
Shareholders' deficit	(266,236)	(363,094)

Total liabilities and shareholders' deficit	$1,222,362	$1,115,136

See accompanying notes to the consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2021	2020

Operating expenses:
General and administrative expenses	$1,770,847	$1,175,110

Total operating expenses	1,770,847	1,175,110

Loss from continuing operations	1,770,847	1,175,110

Other income (expense):
Interest expense	(230,647)	(424,858)
Other income	–	26,980
Loss on settlement of liabilities	–	(2,110,047)
Loss on change in derivative liability	(55,238)	–

Total other income (expense)	(285,885)	(2,507,925)

Net loss from continuing operations	(2,056,732)	(3,683,035)

Net loss from discontinued operations, net of tax	–	(31,599)

Net loss	(2,056,732)	(3,714,634)

Series A preferred stock dividend	(80,112)	(215,610)

Net loss attributable to common shareholders	(2,136,844)	(3,930,244)

Other comprehensive income:
Foreign currency translation	–	68,636
Total other comprehensive income	–	68,636

Net comprehensive loss	$(2,136,844)	$(3,861,608)

Basic and diluted net loss per common share:
Continuing operations	$(0.23)	$(0.73)
Discontinued operations	$–	$(0.01)
Net loss attributable to common shareholders	$(0.23)	$(0.74)

Basic and diluted weighted-average:
Common shares outstanding	9,478,636	5,328,740

See accompanying notes to the consolidated financial statements

MAGELLAN GOLD CORPORATION

Consolidated Statements of Shareholders' Deficit

For the years ended December 31, 2021 and 2020

					Additional	Accumulated Other
	Preferred Stock		Common Stock		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Gain (Loss)	Deficit	Total

Balance, December 31, 2019	242,269	$2,422,690	3,651,042	$3,651	$8,383,929	$(68,636)	$(11,902,725)	$(1,161,091)

Stock and warrants issued for cash	–	–	155,000	155	38,345	–	–	38,500
Stock based compensation	–	–	–	–	290,171	–	–	290,171
Stock issued for services	–	–	500,000	500	344,250	–	–	344,750
Stock and warrants issued for liabilities	–	–	773,770	774	962,774	–	–	963,548
Stock and warrants issued for convertible notes and accrued interest	–	–	1,268,582	1,269	1,639,744	–	–	1,641,013
Debt discount from warrants and beneficial conversion feature	–	–	–	–	324,763	–	–	324,763
Preferred shares returned and cancelled in exchange for Gulf + Western Industries Inc	(50,000)	(500,000)	–	–	500,000	–	–	–
Stock issued for purchase of Clearwater Gold Mining Corp	–	–	750,000	750	849,250	–	–	850,000
Disposition of assets, related party	–	–	–	–	206,860	–	–	206,860
Series A preferred stock dividend	–	–	–	–	–	–	(215,610)	(215,610)
Net loss	–	–	–	–	–	–	(3,714,634)	(3,714,634)
Other comprehensive loss	–	–	–	–	–	68,636	–	68,636
Balance, December 31, 2020	192,269	1,922,690	7,098,394	7,099	13,540,086	–	(15,832,969)	(363,094)

Exercise of warrants	–	–	1,435,000	1,435	285,565	–	–	287,000
Stock based compensation	–	–	266,667	267	1,454,313	–	–	1,454,580
Stock issued to settle liabilities	–	–	261,538	262	135,738	–	–	136,000
Series A preferred stock dividend	–	–	–	–	–	–	(80,112)	(80,112)
Conversion of series A preferred stock and accrued dividend	(192,269)	(1,922,690)	2,278,804	2,278	2,276,534	–	–	356,122
Net loss	–	–	–	–	–	–	(2,056,732)	(2,056,732)
Balance, December 31, 2021	–	$–	11,340,403	$11,341	$17,692,236	$–	$(17,969,813)	$(266,236)

See accompanying notes to the consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
Operating activities:
Net loss from continuing operations	$(2,056,732)	$(3,683,035)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Accretion of discounts on notes payable	164,465	346,781
Stock based compensation	1,454,580	634,921
Loss on settlement of liabilities	–	2,153,183
Loss on change in derivative liability	55,238	–
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(7,923)	16,499
Accounts payable and accrued liabilities	41,981	318,796
Accounts payable - related party	(12,639)	30,000
Accrued interest	48,148	46,052

Net cash used in operating activities from continuing operations	(312,882)	(136,803)
Net cash used in operating activities from discontinued operations	–	(51,491)
Net cash used in operating activities	(312,882)	(188,294)

Investing activities:
Cash paid for development costs	(80,537)	(101,328)
Cash paid for mineral rights	–	(12,500)

Net cash used in investing activities from continuing operations	(80,537)	(113,828)
Net cash used in investing activities from discontinued operations	–	–
Net cash used in investing activities	(80,537)	(113,828)

Financing activities:
Payments on convertible debt from third parties	–	(10,000)
Proceeds from convertible debt from third parties	175,000	235,000
Proceeds from convertible debt from related parties	–	60,000
Proceeds from advances from related parties	–	45,830
Payments on advances from related parties	(20,000)	(156,011)
Payments on advances from third parties	(30,420)	–
Proceeds from advances from third parties	605	20,000
Proceeds from sale of common stock and warrants	287,000	38,500

Net cash provided by financing activities from continuing operations	412,185	233,319
Net cash provided by financing activities from discontinued operations	–	–
Net cash provided by financing activities	412,185	233,319

Effect of foreign currency exchange	–	68,636

Net change in cash	18,766	(167)
Cash at beginning of period	–	167

Cash at end of period	$18,766	$–

Supplemental disclosure of cash flow information
Cash paid for interest	$17,333	$3,250
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Series A preferred stock dividend	$80,112	$215,610
Expenses paid on behalf of the Company	$30,528	$118,384
Common stock and warrants issued for settlement liabilities	$136,000	$137,500
Disposition of assets, related party	$–	$206,860
Conversion of debt and accrued interest	$95,715	$296,624
Debt discount from warrants and beneficial conversion feature	$–	$324,763
Common stock issued for accounts payable	$–	$17,254
Conversion of Series A preferred stock and accrued dividend	$2,278,814	$–
Preferred stock returned and cancelled	$–	$500,000
Noncash consideration for purchase of Clearwater Gold Mining Corp	$–	$987,500
Noncash consideration for development costs	$–	$11,640

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any abandonment or impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2021. There were no impairment charges recognized for during the years ended December 31, 2021 and 2020, respectively.

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

•	Office and Warehouse – 10 years

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements and the effect of net operating losses based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2021 and 2020, the Company had no uncertain tax positions.

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the year ended December 31, 2021, 72,000 of stock options, 423,635 of warrants, and 1,560,778 shares issuable from convertible notes were considered for their dilutive effects. For the year ended December 31, 2020, 72,000 of stock options, 1,858,635 of warrants, 192,269 shares issuable from Series A Preferred Stock and 990,978 shares issuable from convertible notes were considered for their dilutive effects.

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

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At December 31, 2021, we had a working capital deficit of $1,459,741, we had not yet generated any significant revenues or achieved profitable operations and we have accumulated losses of $17,969,813. We expect to incur further losses in the development of our business, all of which raises substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

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

As of December 31, 2021 and December 31, 2020, the Company had $193,505 and $112,968 in capitalized development cost to develop gold resources at Center Star, respectively.

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

Due to the related party nature of the above transactions, the gain of $206,860 associated with the disposals was recorded to additional paid in capital.

Summary

The agreements qualify as a discontinued operation in accordance with U.S. GAAP. As a result, operating results and cash flows related to the Gulf+Western, MAC and MV2 operations have been reflected as discontinued operations in the Company’s consolidated statements of operations and comprehensive loss and consolidated statements of cash flows.

	December 31, 2021	December 31, 2020

Revenue	$–	$–
Cost of sales	–	–
Exploration costs	–	–
General and administrative expenses	–	(31,599)
Operating loss	–	(31,599)
Other expense	–	–
Net loss from discontinued operations	$–	$(31,599)

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2021 and 2020:

	Level 1	Level 2	Level 3	Fair value at December 31, 2021
Liabilities:
Derivative liability	$–	$–	$150,953	$150,953

	Level 1	Level 2	Level 3	Fair value at December 31, 2020
Liabilities:
Derivative liability	$–	$–	$–	$–

There were no transfers between Level 1, 2 or 3 during the period.

The table below presents the change in the fair value of the derivative liability during the year ended December 31, 2021:

Fair value as of December 31, 2020	$–
Fair value on the date of issuance recorded as a debt discount	95,715
Loss on change in fair value of derivatives	55,238
Fair value as of December 31, 2021	$150,953

Note 6 – Advances

Unsecured advances – related party

During the year ended December 31, 2021, a Director paid expenses on behalf of the Company of $30,528 and the Company made payments on advances of $20,000. During the year ended December 31, 2020, Mr. Gibbs advanced $20,000 and Mr. Schifrin advanced $10,000 to the Company. During the year ended December 31, 2020, Mr. Power advanced $15,830 cash and paid expenses using his personal credit card on behalf of the Company of $118,384, and the Company made repayments to Mr. Power and/or his credit card of $156,011. On May 31, 2020, the Company issued 475,000 shares of common stock to Mr. Gibbs with a fair value of $332,500 for the settlement of advances in the amount of $95,000, resulting in a loss on settlement of $237,500. In addition, the Company issued 475,000 warrants exercisable for a period of twelve months at an exercise price of $0.20 per share. The Company recognized an additional $288,046 loss related to the issuance of warrants for the settlement of liabilities. As of March 31, 2021, Mr. Power and Dr. Carson are no longer considered related parties, and therefore all amounts due to them have been reclassified out of related party accounts. As of December 31, 2021 and 2020, the advances from related party balance were $20,252 and $47,762, respectively.

Unsecured advances –third party

During the year ended December 31, 2021, the Company received $605 in cash advances, had expenses paid on its behalf of $276 and made repayments on advances of $30,420. During the year ended December 31, 2020, $20,000 in unsecured advances were received from third parties with the intention to convert to shares in the Company. On May 31, 2020, the Company converted $42,500 of advances from third parties into 212,500 shares of common stock. The common shares had a fair value of $153,750, resulting in a loss on settlement of $111,250. In addition, the Company issued 212,500 warrants exercisable for a period of twelve months at an exercise price of $0.20 per share. The Company recognized an additional $128,863 loss related to the issuance of warrants for the settlement of liabilities.

As of December 31, 2021 and 2020, the advances from third party balance were $18,223 and $10,000, respectively.

Note 7 – Convertible Note Payable and Derivative Liability

Series 2019A 10% Unsecured Convertible Notes

In 2019, the Company sold $135,000 of Series 2019A 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series 2019A Notes are convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The lenders were issued 100,000 common stock warrants with an exercise price of $2.00 per share. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in August and December 2019. The $135,000 debt discount is amortized over the term of the loan. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes mature twelve (12) months from the date of issue. The maturity date can be extended at the option of the Company for an additional one (1) year. There are two Series 2019A 10% Unsecured Convertible Notes that were due and payable in August 2020 and are currently past due and in default. The default interest rate on the notes is 12%. As of December 31, 2021 and 2020, the balance due under these notes is $75,000, with accrued interest of $17,481 and $8,481, respectively.

 On October 1, 2019, the Company sold a 10% Unsecured Convertible Note for $145,978 due on demand to settle accounts payable. The purchase price of the 10% Unsecured Convertible Note is equal to the principal amount of the Note. The 10% Unsecured Convertible Note is convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital in October 2019. The debt discount will be amortized over the term of the loan. The 10% Unsecured Convertible Note will accrue interest at the rate of 10% per annum payable quarterly, accruing from the date of issuance. As of December 31, 2021 and 2020, the balance due under the note is $145,978, with accrued interest of $32,835 and $18,237, respectively.

Series 2020A 8% Unsecured Convertible Notes

In 2020, the Company sold $285,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 142,500 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. Two related parties purchased $60,000 of the 2020A notes. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital as of December 31, 2020. The $237,263 debt discount will be amortized over the term of the loan. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. In July 2020, $25,000 of Series 2020A 8% Unsecured Convertible Notes were converted into 50,000 shares of common stock at a conversion price of $0.50 per share. As of December 31, 2021 and 2020, the balance due to a related party under these notes is $60,000, with accrued interest of $7,638 and $2,838, respectively. As of December 31, 2021and 2020, the balance due to a third party under these notes is $200,000, with accrued interest of $24,297 and $8,297, respectively.

3% Secured Convertible Note

On July 1, 2020, the Company issued a $125,000 Secured Convertible Note to a related party for the as part of the purchase of Clearwater Mining Corporation. The convertible note is secured by common stock of the Company, matures on July 1, 2022 and will accrue interest at the rate of 3% per annum, payable yearly in arrears beginning July 1, 2021. The Note is convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in July 2019. The $87,500 debt discount will be amortized over the term of the loan. Amortization expense of $43,750 and $21,935 was recognized during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the balance due to a related party under this note net of unamortized discount of $21,815, is $103,185, with accrued interest of $5,630. As of December 31, 2020, the balance due to a related party under this note net of unamortized discount of $65,592, is $59,435, with accrued interest of $1,880.

AJB Convertible Note

On February 10, 2021, the Company entered into a debt agreement to borrow $200,000. The secured note has an original issuance discount of $16,000 along with $9,000 in legal and finder fees recorded as a discount, which will be amortized over the life of the note. The loan is secured by common stock of the Company, bears interest at a rate of 10% and has a six-month maturity. In August 2021, the note was extended six months and the interest rate was increase to 15%. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price shall be the less of 90% of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period ending on date of conversion of this note. The Company issued the debtholder 266,667 common shares as a commitment fee. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $95,715 was recorded as a discount on the convertible notes payable. As of December 31, 2021, the balance on the loan, net of unamortized discount of $0 is $200,000, with accrued interest of $0.

As of December 31, 2021, the total derivative liability on the above note was adjusted to a fair value of $150,953. During the year ended December 31, 2021, $120,715 of the discount was amortized leaving an unamortized balance of $0. The fair value of the conversion option was estimated using the Black-Scholes option pricing model and the following assumptions during the period: fair value of stock $0.53 - 1.03, volatility of 91.27% - 135.17% based on a comparable company peer group, expected term of 0.50 years, risk-free rate of 0.05% - 0.19% and a dividend yield of 0%.

Note 8 – Stockholders’ Deficit

Common Stock

2021

On February 10, 2021, the Company issued the 266,667 common shares as a commitment fee. The shares were valued at $0.92, the closing price of the Company’s stock on February 10, 2021. During the year ended December 31, 2021, the Company recognized $245,334 of stock-based compensation related to this issuance.

On August 6, 2020, the Company entered into a one-year investor relations consulting agreement. As consideration for its services under the Agreement, the Company agreed to pay to the consultant 261,538 restricted shares of the Company’s common stock. The shares were valued at $1.56, the closing price of the Company’s stock on August 6, 2020. As of December 31, 2020, the Company had not issued the shares and accrued $136,000 related to this agreement. During the year ended December 31, 2021, the Company issued the 261,538 shares related to this agreement, settled the prior year accrual of $136,000 for 2020 services and recognized $272,000 of stock-based compensation for services provided during the year ended December 31, 2021.

During the year ended December 31, 2021, the Company received net proceeds of $10,000 from the exercise of 50,000 warrants. On July 15, 2020, the Company issued 500,000 shares for services rendered pursuant to two investor relations agreements: 200,000 shares under a Services Agreement and 300,000 shares under a Consulting Agreement. The shares were valued at $1.29, the closing price of the Company’s stock on July 15, 2020. The Services Agreement is $7,500 per month and has a term of twelve months The Consulting Agreement is $7,500 per month and has an initial term of six months. If the Consulting Agreement is not terminated at least thirty days prior to the end of the initial term, the term will continue for an additional six months. During the year ended December 31, 2021 the Company recognized $322,250 of expense related to these shares.

F-15

2020

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

During the years ended December 31, 2021 and 2020, the Company accrued $80,112 and $276,011 for the Series A preferred stock dividend.

Effective May 31, 2021, the Company received notices of Conversion from five of its Series A Convertible Preferred stockholders that they had elected to convert a total of 192,269 shares of Series A Convertible Preferred Stock into an aggregate of 1,922,690 shares of Common Stock and $356,123 in accrued but unpaid dividends on the Series A Shares into an aggregate of 356,123 shares of Common Stock Each share of Series A Convertible Preferred Stock was convertible into ten shares of Common Stock. The Conversion Price of the Dividend Shares was $1.00 per share. On June 30, 2021, the Company issued 2,278,804 shares of common stock for the conversion of preferred stock and accrued dividends.

Stock Warrants, Stock Options and the 2017 Equity Incentive Plan:

Under the 2017 Equity Incentive Plan, the Company is authorized to grant rights to acquire up to a maximum of 200,000 shares of common stock. The 2017 Plan provides for the grant of (1) both incentive and nonstatutory stock options, (2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights. As of December 31, 2021, the Company had 128,000 shares available for future grant.

On September 15, 2020, John Gibbs, a related party, transferred 330,000 warrants to purchase common stock back to the Company. The warrants were accounted for as if they were returned and re-granted. Deepak Malhotra, a member of the board, received 300,000 of the transferred warrants as compensation for services to be performed over a one year term. The warrants were valued $386,764 and will recognized over the one year service period. During the year ended December 31, 2021, the Company recognized $257,842 of expense related to the issuance of these warrants. Mr. Malhotra exercised 50,000 warrants in the third quarter of 2020. On May 31, 2021, Mr. Malhotra’s remaining 250,000 warrants were extended until May 31, 2022. The incremental value of the warrant modification of $194,687 will be recorded over the remaining service period ending September 30, 2021. During the year ended December 31, 2021, the Company recognized $194,687 of expense related to the warrant modification.

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

Stock option activity within the 2017 Equity Incentive Plan and warrant activity outside the plan, for the years ended December 31, 2021 and 2020 is as follows:

	Stock Options		Stock Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	72,000	$2.00	335,000	$1.70
Granted	–	–	2,393,635	0.21
Cancelled	–	–	(715,000)	0.90
Expired	–	–	–	–
Exercised	–	–	(155,000)	0.25
Outstanding at December 31, 2020	72,000	2.00	1,858,635	0.67
Granted	–	–	–	–
Cancelled	–	–	–	–
Expired	–	–	–	–
Exercised	–	–	(1,435,000)	0.20
Outstanding at December 31, 2021	72,000	$2.00	423,635	$0.28
Exercisable at December 31, 2021	72,000	$2.00	423,635	$0.28

During the year ended December 31, 2020, the Company valued the warrants using the Black-Scholes model with the following key assumptions ranging from: Stock price, $0.85- $1.57, Exercise price, $0.20-$0.50, Term 5 years, Volatility 195.66% - 225.13%, and Discount rate 0.12% - 0.36%.

As of December 31, 2021, the outstanding stock options have a weighted average remaining term of 5.82 years and has no intrinsic value, and the outstanding stock warrants have a weighted average remaining term of 1.25 years and an intrinsic value of $104,550. As of December 31, 2020, the outstanding stock options have a weighted average remaining term of 6.82 years and no intrinsic value, and the outstanding stock warrants have a weighted average remaining term of 0.22 years and an intrinsic value of $1,451,658.

 Note 9 – Commitments and Contingencies

Mining Claims

As part of our acquisition of the Center Star gold mine project, we acquire 15 Bureau of Land Management (“BLM”) unpatented mining claims and subsequently staked another 16 unpatented mining claims. In order to maintain the BLM lode \ claims, annual payments are required before the end of August of each year. As of December 31, 2021, all of these claims are in good standing.

Note 10 – Executive Employment Agreement

Effective August 1, 2020, the Company and Michael Lavigne, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of common stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of December 31, 2021 and 2020, 255,000 and 75,000 restricted stock units may be settled in shares of common stock, respectively. During the years ended December 31, 2021 and 2020, the Company recognized $162,465 and $84,600 of stock-based compensation related to the agreement, respectively.

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

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	December 31, 2021	December 31, 2020
Accrued interest payable – Mr. Gibbs	$6,597	$2,597
Accrued interest payable – Dr. Carson	–	752
Accrued interest payable – Mr. Schifrin	5,629	1,880
Accrued interest payable – Mr. Malhotra	1,041	241
	$13,268	$5,470

Note 12 – Income Taxes

Our net operating loss carry forward as of December 31, 2021 was $4,256,000, which may be used to offset future income taxes. Our net operating loss carry forward as of December 31, 2020 was $3,874,000, which may be used to offset future income taxes. Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for 2021 and 2020 is as follows:

	Years Ended December 31,
	2021	2020
Expected federal income tax benefit at statutory rate	80,314	$46,457
State taxes	13,386	7,743
Change in valuation allowance	(93,700)	(54,200)
Income tax benefit	$–	$–

Our deferred tax assets as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Deferred tax asset	1,042,742	$949,042
Valuation allowance	(1,042,742)	(949,042)
Deferred tax assets, net of allowance	$–	$–

Note 13 – Subsequent Events

On February 9, 2022, the Company agreed to extend the maturity of the AJB note to May 10, 2022. In consideration for the extension, the Company issued 180,000 shares of common stock at a price of $0.30 per share.

On March 4, 2022, the Company entered into two unsecured promissory notes totaling $40,000. The promissory notes bear interest at 12% per annum and are payable on demand.

On May 11, 2022, the Company agreed to extend the maturity of the AJB note to August 10, 2022. In consideration for the extension, the Company issued 233,334 shares of common stock at a price of $0.30 per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN GOLD CORPORATION

Date: June 1, 2022	By: /s/ Michael B. Lavigne President, Principal Executive Officer, Principal Accounting Officer & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael B. Lavigne	Principal Executive and Accounting Officer & Director	June 1, 2022
Michael B. Lavigne

/s/ Mark Rodenbeck	Director	June 1, 2022
Mark Rodenbeck

/s/ Greg Schifrin	Director	June 1, 2022
Greg Schifrin

/s/ Deepak Malhotra	Director	June 1, 2022
Deepak Malhotra

44