Form 10-Q
period 2022-03-31
MAGELLAN GOLD Corp
filed 2022-06-23
CIK 1515317

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

On June 23, 2022, there were 11,753,737 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

MAGELLAN GOLD CORPORATION

Form 10-Q March 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021

ASSETS
Current assets
Cash	$2,152	$18,766
Prepaid expenses and other current assets	11,095	10,091

Total current assets	13,247	28,857

Mineral rights and properties	1,000,000	1,000,000
Development costs	194,274	193,505

Total assets	$1,207,521	$1,222,362

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$213,609	$207,406
Accounts payable - related party	12,500	12,500
Accrued liabilities	206,468	206,468
Convertible note payable, net - related party	173,973	163,185
Convertible note payable, net	602,978	620,978
Accrued interest - related parties	15,376	13,268
Accrued interest	86,158	75,365
Advances payable - related party	21,190	20,252
Advances payable	18,223	18,223
Notes payable	40,000	–
Derivative liability	121,413	150,953

Total current liabilities	1,511,888	1,488,598

Total liabilities	1,511,888	1,488,598

Commitments and contingencies	–	–

Shareholders' deficit:
Preferred shares, 25,000,000 shares Series A preferred stock - $10.00 stated value; 2,500,000 authorized; 0 shares issued and outstanding	–	–
Common shares, $0.001 par value; 1,000,000,000 shares authorized; 11,520,403 and 11,340,403 shares issued and outstanding, respectively	11,521	11,341
Additional paid-in capital	17,758,671	17,692,236
Accumulated deficit	(18,074,559)	(17,969,813)
Shareholders' deficit:	(304,367)	(266,236)

Total liabilities and shareholders' deficit	$1,207,521	$1,222,362

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Operating expenses:
General and administrative expenses	$68,597	$719,437

Total operating expenses	68,597	719,437

Operating loss	68,597	719,437

Other income (expense):
Interest expense	(65,689)	(63,601)
Gain on change in derivative liability	29,540	9,099

Total other income (expense)	(36,149)	(54,502)

Net loss	(104,746)	(773,939)

Series A preferred stock dividend	–	(48,067)

Net loss attributable to common shareholders	$(104,746)	$(822,006)

Basic net loss per common share	$(0.01)	$(0.11)
Diluted net loss per common share	$(0.01)	$(0.11)

Basic weighted-average shares outstanding	11,441,527	7,402,083
Diluted weighted-average shares outstanding	11,441,527	7,402,083

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

Consolidated Statements of Shareholders' Deficit

For the three months ended March 31, 2022 and 2021

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid - in	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2021	–	$–	11,340,403	$11,341	$17,692,236	$(17,969,813)	$(266,236)

Shares issued as deferred finance costs	–	–	180,000	180	53,820	–	54,000
Stock based compensation	–	–	–	–	12,615	–	12,615
Net loss	–	–	–	–	–	(104,746)	(104,746)
Balance, March 31, 2022	–	$–	11,520,403	$11,521	$17,758,671	$(18,074,559)	$(304,367)

Balance, December 31, 2020	192,269	$1,922,690	7,098,394	$7,099	$13,540,086	$(15,832,969)	$(363,094)

Exercise of warrants	–	–	50,000	50	9,950	–	10,000
Common stock issued for settlement liabilities	–	–	261,538	262	135,738	–	136,000
Stock based compensation	–	–	266,667	267	651,083	–	651,350
Series A preferred stock dividend	–	–	–	–	–	(48,067)	(48,067)
Net loss	–	–	–	–	–	(773,939)	(773,939)
Balance, March 31, 2021	192,269	$1,922,690	7,676,599	$7,678	$14,336,857	$(16,654,975)	$(387,750)

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended March 31,
	2022	2021

Operating activities:
Net loss	$(104,746)	$(773,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on notes payable	46,788	49,685
Stock based compensation	12,615	651,350
Gain on change in derivative liability	(29,540)	(9,099)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,004)	(4,083)
Accounts payable and accrued liabilities	7,141	(26,204)
Accrued interest	12,901	12,193

Net cash used in operating activities	(55,845)	(100,097)

Investing activities:
Cash paid for development costs	(769)	–

Net cash used in investing activities	(769)	–

Financing activities:
Proceeds from convertible debt from third parties	–	175,000
Payments on advances from related parties	–	(420)
Proceeds from notes payable from third parties	40,000	–
Proceeds from advances from third parties	–	605
Proceeds from exercise of warrants	–	10,000

Net cash provided by financing activities	40,000	185,185

Net change in cash	(16,614)	85,088
Cash at beginning of period	18,766	–

Cash at end of period	$2,152	$85,088

Supplemental disclosure of cash flow information
Cash paid for interest	$17,333	$1,022
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Series A preferred stock dividend	$–	$48,067
Expenses paid on behalf of the Company	$938	$30,528
Common stock and warrants issued for settlement liabilities	$–	$136,000
Debt discount created by derivative liability	$–	$95,715
Common stock issued for deferred financing costs	$54,000	$–

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2021.

Our consolidated financial statements include our accounts and the accounts of our 100% owned subsidiaries, Clearwater and M Gold. All intercompany transactions and balances have been eliminated. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

 Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the three months ended March 31, 2022, 72,000 of stock options, 423,635 of warrants, and 1,916,904 shares issuable from convertible notes were considered for their dilutive effects. For the three months ended March 31, 2021, 72,000 of stock options, 1,808,635 of warrants, 192,269 shares issuable from Series A Preferred Stock and 1,236,527 shares issuable from convertible notes were considered for their dilutive effects

Derivative Financial Instruments

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

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At March 31, 2022, we had a working capital deficit of $1,498,641, we had not yet generated any significant revenues or achieved profitable operations and we have accumulated losses of $18,074,559. We expect to incur further losses in the development of our business, all of which raises substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due, of which there can be no assurance.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock but cannot assure than any future financings will occur.

Note 3 – Mineral Rights and Properties

Center Star Gold Mine

On July 1, 2020, the Company entered into a Stock Purchase Agreement to acquire Clearwater Gold Mining Corporation (“Clearwater”) which owns certain unpatented mining claims in Idaho County, Idaho that include the historic Center Star Gold Mine (“Center Star”) near Elk City, Idaho. As a result of the Clearwater acquisition, Gregory Schifrin, the sole shareholder of Clearwater, was appointed to serve as a member of the Company’s Board on July 1, 2020. In consideration for 100% of the issued and outstanding shares of Clearwater, the Company has agreed to pay Clearwater’s sole shareholder 1,000,000 shares of Magellan common stock, $125,000 convertible note and $25,000 in cash. The 1,000,000 shares are to be issued to the shareholder on and under the terms as follows: 250,000 shares at the time of closing, 250,000 shares at the time the Center Mine receives its permit to reopen the main portal of the mine, 250,000 shares at the point the main portal has been reopened and 250,000 shares two-years from closing concurrent the pay-off of the $125,000 convertible note. As of March 31, 2022 and December 31, 2021, the mineral rights and properties balance totaled $1,000,000.

As of March 31, 2022 and December 31, 2021, the Company had $194,274 and $193,505 in capitalized development cost to develop gold resources at Center Star, respectively.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Fair value at March 31, 2022
Liabilities:
Derivative liability	$–	$–	$121,413	$121,413

	Level 1	Level 2	Level 3	Fair value at December 31, 2021
Liabilities:
Derivative liability	$–	$–	$150,953	$150,953

There were no transfers between Level 1, 2 or 3 during the period.

The table below presents the change in the fair value of the derivative liability during the three months ended March 31, 2022:

Fair value as of December 31, 2021	$150,953
Gain on change in fair value of derivatives	(29,540)
Fair value as of March 31, 2022	$121,413

Note 5 – Notes payable, Convertible Note Payable and Derivative Liability

Notes payable

On March 4, 2022, the Company entered into two unsecured promissory notes totaling $40,000. The promissory notes bear interest at 12% per annum and are payable on demand. As of March 31, 2022, the notes payable balance was $40,000.

Series 2019A 10% Unsecured Convertible Notes

In 2019, the Company sold $135,000 of Series 2019A 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series 2019A Notes are convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The lenders were issued 100,000 common stock warrants with an exercise price of $2.00 per share. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in August and December 2019. The $135,000 debt discount is amortized over the term of the loan. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes mature twelve (12) months from the date of issue. The maturity date can be extended at the option of the Company for an additional one (1) year. There are two Series 2019A 10% Unsecured Convertible Notes that were due and payable in August 2020 and are currently past due and in default. The default interest rate on the notes is 12%. As of March 31, 2022 and December 31, 2021, the balance due under these notes $75,000, with accrued interest of $19,700 and 17,481, respectively.

 On October 1, 2019, the Company sold a 10% Unsecured Convertible Note for $145,978 due on demand to settle accounts payable. The purchase price of the 10% Unsecured Convertible Note is equal to the principal amount of the Note. The 10% Unsecured Convertible Note is convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital in October 2019. The debt discount will be amortized over the term of the loan. The 10% Unsecured Convertible Note will accrue interest at the rate of 10% per annum payable quarterly, accruing from the date of issuance. As of March 31, 2022 and December 31, 2021, the balance due under this note is $145,978, with accrued interest of $36,434 and 32,835, respectively.

Series 2020A 8% Unsecured Convertible Notes

In 2020, the Company sold $285,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 142,500 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. Two related parties purchased $60,000 of the 2020A notes. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital as of December 31, 2020. The $237,263 debt discount will be amortized over the term of the loan. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. In July 2020, $25,000 of Series 2020A 8% Unsecured Convertible Notes were converted into 50,000 shares of common stock at a conversion price of $0.50 per share. As of March 31, 2022 and December 31,2021, the balance due to a third party under these notes is $200,000, with accrued interest of $28,242 and 24,297, respectively.

3% Secured Convertible Note

On July 1, 2020, the Company issued a $125,000 Secured Convertible Note to a related party for the as part of the purchase of Clearwater Mining Corporation. The convertible note is secured by common stock of the Company, matures on July 1, 2022 and will accrue interest at the rate of 3% per annum, payable yearly in arrears beginning July 1, 2021. The Note is convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in July 2019. The $87,500 debt discount will be amortized over the term of the loan. Amortization expense of $10,788 was recognized during the three months ended March 31, 2022. As of March 31, 2022, the balance due to a related party under this note net of unamortized discount of $11,027, is $113,973, with accrued interest of $6,555. As of December 31, 2021, the balance due to a related party under this note net of unamortized discount of $21,815, is $103,185, with accrued interest of $5,630.

AJB Convertible Note

On February 10, 2021, the Company entered into a debt agreement to borrow $200,000. The secured note has an original issuance discount of $16,000 along with $9,000 in legal and finder fees recorded as a discount, which will be amortized over the life of the note. The loan is secured by common stock of the Company, bears interest at a rate of 10% and has a six-month maturity. In August 2021, the note was extended six months and the interest rate was increase to 15%. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price shall be the less of 90% of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period ending on date of conversion of this note. The Company issued the debtholder 266,667 common shares as a commitment fee. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $95,715 was recorded as a discount on the convertible notes payable. On February 9,2022, the Company extended the maturity to May 10, 2022. In consideration of the extension, the Company issued the debtholder 180,000 shares of common stock valued at $54,000. The incremental value of the debt modification of $54,000 will be recorded over the remaining life of the note ending May 10, 2022. During the three months ended March 31, 2022, the Company recognized $36,000 of expense related to the debt modification. As of March 31, 2022, the balance on the loan, net of unamortized discount of $18,000 is $182,000, with accrued interest of $674. As of December 31, 2021, the balance on the loan, net of unamortized discount of $0 is $200,000, with accrued interest of $0. Subsequent to March 31, 2022, the Company agreed to extend the maturity of the AJB note to August 10, 2022. In consideration for the extension, the Company issued 233,334 shares of common stock at a price of $0.30 per share.

As of March 31, 2022, the total derivative liability on the above note was adjusted to a fair value of $120,947. The fair value of the conversion option was estimated using the Black-Scholes option pricing model and the following assumptions during the period: fair value of stock $0.29, volatility of 130.95% based on a comparable company peer group, expected term of 0.50 years, risk-free rate of 1.06% and a dividend yield of 0%.

Note 6 – Stockholders’ Deficit

Common Stock

On February 9,2022, the Company extended the maturity of a convertible note to May 10, 2022. In consideration of the extension, the Company issued the debtholder 180,000 shares of common stock valued at $54,000.

Stock Warrants, Stock Options and the 2017 Equity Incentive Plan:

Under the 2017 Equity Incentive Plan, the Company is authorized to grant rights to acquire up to a maximum of 200,000 shares of common stock. The 2017 Plan provides for the grant of (1) both incentive and nonstatutory stock options, (2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights. As of March 31, 2022, the Company had 128,000 shares available for future grant.

Stock option activity within the 2017 Equity Incentive Plan and warrant activity outside the plan, for the three months ended March 31, 2022 is as follows:

	Stock Options		Stock Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	72,000	$2.00	423,635	$0.28
Granted	–	–	–	–
Cancelled	–	–	–	–
Expired	–	–	–	–
Exercised	–	–	–	–
Outstanding at March 31, 2022	72,000	$2.00	423,635	$0.28
Exercisable at March 31, 2022	72,000	$2.00	423,635	$0.28

As of March 31, 2022, the outstanding stock options have a weighted average remaining term of 5.58 years and has no intrinsic value, and the outstanding stock warrants have a weighted average remaining term of 1.00 years and an intrinsic value of $27,246.

Note 7 – Commitments and Contingencies

Mining Claims

As part of our acquisition of the Center Star gold mine project, we acquire 15 Bureau of Land Management (“BLM”) unpatented mining claims and subsequently staked another 16 unpatented mining claims. In order to maintain the BLM lode \ claims, annual payments are required before the end of August of each year. As of March 31, 2022, all of these claims are in good standing.

Note 8 – Executive Employment Agreement

Effective August 1, 2020, the Company and Michael Lavigne, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of common stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of March 31, 2022, 300,000 restricted stock units may be settled in shares of common stock. During the three months ended March 31, 2022, the Company recognized $12,615 of stock-based compensation related to the agreement.

Note 9 – Related Party Transactions

Advances- Related Parties

During the three months ended March 31, 2022, the CEO paid $938 of expenses on behalf of the Company. As of March 31, 2022 and December 31, 2021, the advances related party balance totaled $21,190 and $20,252, respectively.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	March 31, 2022	December 31, 2021
Accrued interest payable – Mr. Gibbs	$7,583	$6,597
Accrued interest payable – Mr. Schifrin	6,555	5,629
Accrued interest payable – Mr. Malhotra	1,238	1,041
	$15,376	$13,268

Note 10 – Subsequent Events

On May 11, 2022, the Company agreed to a second amendment to extend the maturity of the AJB note to August 10, 2022. In consideration for the extension, the Company issued 233,334 shares of common stock at a price of $0.30 per share.

In June 2022, the Company entered into two unsecured promissory notes with related parties totaling $25,000. The promissory notes bear interest at 12% per annum and are payable on demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Magellan,” “we,” “our,” and “us” to refer to Magellan Gold Corporation.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and our interim unaudited financial statements and notes thereto included with this report in Part I, Item 1.

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

Results of Operations for the three months ended March 31, 2022 and 2021

	Three months ended March 31,
	2022	2021

Operating expenses:
General and administrative expenses	$68,597	$719,437
Total operating expenses	68,597	719,437

Operating loss	(68,597)	(719,437)

Other income (expense):
Interest expense	(65,689)	(63,601)
Gain on change in derivative liability	29,540	9,099
Total other expense	(36,149)	(54,502)

Net loss	$(104,746)	$(773,939)

Operating expenses

During the three months ended March 31, 2022, our total operating expenses included general and administrative expenses of $68,597 as compared to $719,437 during the three months ended March 31, 2021. The $650,840 decrease is primarily associated with decreases in stock-based compensation and investor relation expenses.

Other income (expense)

During the three months ended March 31, 2022, total other expense was $36,149 as compared to $54,502 during the three months ended March 31, 2021. The $18,353 change was mainly related to the gain on change in derivative liability.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At March 31, 2022, we had not yet generated sufficient revenues or achieved profitable operations and we have accumulated losses of $18,074,559. We expect to incur further losses in the development of our business, all of which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due, of which there can be no assurance.

During the three months ended March 31, 2022, the Company entered into two unsecured promissory notes totaling $40,000.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock but cannot assure that any future financings will occur.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Three months ended March 31,
	2022	2021

Net cash used in operating activities	$(55,845)	$(100,097)

Net cash used in investing activities	(769)	–

Net cash provided by financing activities	40,000	185,185

Net change in cash	(16,614)	85,088
Cash beginning of period	18,766	–
Cash end of period	$2,152	$85,088

At March 31, 2022, we had $2,152 in cash and a $1,498,641 working capital deficit. This compares to cash of $18,766 and a working capital deficit of $1,459,741 at December 31, 2021.

Net cash used in operating activities during the three months ended March 31, 2022 was $55,845 and was mainly comprised of our $104,746 net loss during the period, adjusted by a non-cash charges of $12,615 of stock compensation, gain on change in derivative liability of $29,540 and accretion of discounts on notes payable of $46,788. In addition, it reflects changes in operating assets and liabilities of $19,038.

Net cash used in operating activities from continuing operations during the three months ended March 31, 2021 was $100,097 and was mainly comprised of our $773,939 net loss during the period, adjusted by a non-cash charges of $651,350   of stock compensation, gain on change in derivative liability of $9,099 and accretion of discounts on notes payable of $49,685. In addition, it reflects changes in operating assets and liabilities of $18,094.

Net cash used in investing activities during the three months ended March 31, 2022 was $769 which was comprised of cash payments for development costs.

During the three months ended March 31, 2022, net cash provided by financing activities was $40,000 comprised of $40,000 proceeds from notes payable.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements, including the following: long lived assets; intangible assets valuations; and income tax valuations. Management relies on historical experience and other assumptions believed to be reasonable in making its judgment and estimates. Actual results could differ materially from those estimates.

Management believes its application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to lack of segregation of duties, a limited corporate governance structure, and lack of a formal review process that includes multiple levels of review as discussed in Item 9A of our Form 10-K for the fiscal year ended December 31, 2021.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. to Part I. of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None, except as previously reported.

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

Dated: June 23, 2022

MAGELLAN GOLD CORPORATION By: /s/ Michael Lavigne Michael Lavigne Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

