Form 10-Q
period 2022-06-30
MAGELLAN GOLD Corp
filed 2022-08-15
CIK 1515317

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

On August 15, 2022, there were 11,753,737 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

MAGELLAN GOLD CORPORATION

Form 10-Q June 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$2,709	$18,766
Prepaid expenses and other current assets	4,439	10,091

Total current assets	7,148	28,857

Mineral rights and properties	1,000,000	1,000,000
Development costs	194,274	193,505

Total assets	$1,201,422	$1,222,362

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$208,728	$207,406
Accounts payable - related party	12,500	12,500
Accrued liabilities	206,468	206,468
Convertible note payable, net - related party	184,880	163,185
Convertible note payable, net	597,645	620,978
Accrued interest - related parties	17,725	13,268
Accrued interest	96,553	75,365
Advances payable - related party	21,190	20,252
Advances payable	18,223	18,223
Notes payable	40,000	–
Notes payable - related party	30,000	–
Derivative liability	427,965	150,953

Total current liabilities	1,861,877	1,488,598

Total liabilities	1,861,877	1,488,598

Commitments and contingencies	–	–

Shareholders' deficit:
Preferred shares, 25,000,000 shares Series A preferred stock - $10.00 stated value; 2,500,000 authorized; 0 shares issued and outstanding	–	–
Common shares, $0.001 par value; 1,000,000,000 shares authorized;11,753,737 and 11,340,403 shares issued and outstanding, respectively	11,754	11,341
Additional paid-in capital	17,834,431	17,692,236
Accumulated deficit	(18,506,640)	(17,969,813)
Shareholders' deficit:	(660,455)	(266,236)

Total liabilities and shareholders' deficit	$1,201,422	$1,222,362

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
General and administrative expenses	$31,211	$531,550	$99,808	$1,250,987

Total operating expenses	31,211	531,550	99,808	1,250,987

Operating loss	31,211	531,550	99,808	1,250,987

Other expense:
Interest expense	(94,318)	(84,893)	(160,007)	(148,494)
Loss on change in derivative liability	(306,552)	(16,491)	(277,012)	(7,392)

Total other expense	(400,870)	(101,384)	(437,019)	(155,886)

Net loss	(432,081)	(632,934)	(536,827)	(1,406,873)

Series A preferred stock dividend	–	(32,045)	–	(80,112)

Net loss attributable to common shareholders	$(432,081)	$(664,979)	$(536,827)	$(1,486,985)

Basic net loss per common share	$(0.04)	$(0.09)	$(0.05)	$(0.20)
Diluted net loss per common share	$(0.04)	$(0.09)	$(0.05)	$(0.20)

Basic weighted-average	11,650,033	7,768,932	11,546,218	7,586,011
Diluted weighted-average	11,650,033	7,768,932	11,546,218	7,586,011

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

Consolidated Statements of Shareholders' Deficit

For the six months ended June 30, 2022 and 2021

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid - in	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2021	–	$–	11,340,403	$11,341	$17,692,236	$(17,969,813)	$(266,236)

Shares issued as deferred finance costs	–	–	180,000	180	53,820	–	54,000
Stock based compensation	–	–	–	–	12,615	–	12,615
Net loss	–	–	–	–	–	(104,746)	(104,746)
Balance, March 31, 2022	–	–	11,520,403	11,521	17,758,671	(18,074,559)	(304,367)
Shares issued as deferred finance costs	–	–	233,334	233	69,767	–	70,000
Stock based compensation	–	–	–	–	5,993	–	5,993
Net loss	–	–	–	–	–	(432,081)	(432,081)
Balance, June 30, 2022	–	$–	11,753,737	$11,754	$17,834,431	$(18,506,640)	$(660,455)

Balance, December 31, 2020	192,269	$1,922,690	7,098,394	$7,099	$13,540,086	$(15,832,969)	$(363,094)

Exercise of warrants	–	–	50,000	50	9,950	–	10,000
Common stock issued for settlement liabilities	–	–	261,538	262	135,738	–	136,000
Stock based compensation	–	–	266,667	267	651,083	–	651,350
Series A preferred stock dividend	–	–	–	–	–	(48,067)	(48,067)
Net loss	–	–	–	–	–	(773,939)	(773,939)
Balance, March 31, 2021	192,269	1,922,690	7,676,599	7,678	14,336,857	(16,654,975)	(387,750)
Exercise of warrants	–	–	1,385,000	1,385	275,615	–	277,000
Stock based compensation	–	–			448,552	–	448,552
Series A preferred stock dividend	–	–	–	–	–	(32,045)	(32,045)
Conversion of Series A preferred stock and accrued dividend	(192,269)	(1,922,690)	2,278,813	2,278	2,276,536	–	356,124
Net loss	–	–	–	–	–	(632,934)	(632,934)
Balance, June 30, 2021	–	$–	11,340,412	$11,341	$17,337,560	$(17,319,954)	$28,947

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(536,827)	$(1,406,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on notes payable	122,362	115,583
Stock based compensation	18,608	1,099,902
Loss on change in derivative liability	277,012	7,392
Changes in operating assets and liabilities:
Prepaid expenses and other assets	5,652	(20,333)
Accounts payable and accrued liabilities	2,260	(18,552)
Accrued interest	25,645	24,522

Net cash used in operating activities	(85,288)	(198,359)

Investing activities:
Cash paid for development costs	(769)	(36,727)

Net cash used in investing activities	(769)	(36,727)

Financing activities:
Proceeds from convertible debt from third parties	–	175,000
Payments on advances from related parties	–	(20,000)
Payments on advances from third parties	–	(30,420)
Proceeds from notes payable from third parties	40,000	–
Proceeds from notes payable from related parties	30,000	–
Proceeds from advances from third parties	–	605
Proceeds from exercise of warrants	–	287,000

Net cash provided by financing activities	70,000	412,185

Net change in cash	(16,057)	177,099
Cash at beginning of period	18,766	–

Cash at end of period	$2,709	$177,099

Supplemental disclosure of cash flow information
Cash paid for interest	$17,333	$6,022
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Series A preferred stock dividend	$–	$80,112
Expenses paid on behalf of the Company	$938	$30,528
Common stock and warrants issued for settlement liabilities	$–	$136,000
Debt discount created by derivative liability	$–	$95,715
Conversion of Series A preferred stock and accrued dividend	$124,000	$2,278,814

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2021.

Our consolidated financial statements include our accounts and the accounts of our 100% owned subsidiaries, Clearwater and M Gold. All intercompany transactions and balances have been eliminated. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the six months ended June 30, 2022, 72,000 of stock options, 117,500 of warrants, and 1,916,904 shares issuable from convertible notes were considered for their dilutive effects. For the six months ended June 30, 2021, 72,000 of stock options, 423,635 of warrants, and 1,283,375 shares issuable from convertible notes were considered for their dilutive effects

Derivative Financial Instruments

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

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At June 30, 2022, we had a working capital deficit of $1,854,729, we had not yet generated any significant revenues or achieved profitable operations and we have accumulated losses of $18,506,640. We expect to incur further losses in the development of our business, all of which raises substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due, of which there can be no assurance.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock but cannot assure than any future financings will occur.

Note 3 – Mineral Rights and Properties

Center Star Gold Mine

On July 1, 2020, the Company entered into a Stock Purchase Agreement to acquire Clearwater Gold Mining Corporation (“Clearwater”) which owns certain unpatented mining claims in Idaho County, Idaho that include the historic Center Star Gold Mine (“Center Star”) near Elk City, Idaho. As a result of the Clearwater acquisition, Gregory Schifrin, the sole shareholder of Clearwater, was appointed to serve as a member of the Company’s Board on July 1, 2020. In consideration for 100% of the issued and outstanding shares of Clearwater, the Company has agreed to pay Clearwater’s sole shareholder 1,000,000 shares of Magellan common stock, $125,000 convertible note and $25,000 in cash. The 1,000,000 shares are to be issued to the shareholder on and under the terms as follows: 250,000 shares at the time of closing, 250,000 shares at the time the Center Mine receives its permit to reopen the main portal of the mine, 250,000 shares at the point the main portal has been reopened and 250,000 shares two-years from closing concurrent the pay-off of the $125,000 convertible note. As of June 30, 2022 and December 31, 2021, the mineral rights and properties balance totaled $1,000,000.

As of June 30, 2022 and December 31, 2021, the Company had $194,274 and $193,505 in capitalized development cost to develop gold resources at Center Star, respectively.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Fair value at June 30, 2022
Liabilities:
Derivative liability	$–	$–	$427,965	$427,965

	Level 1	Level 2	Level 3	Fair value at December 31, 2021
Liabilities:
Derivative liability	$–	$–	$150,953	$150,953

There were no transfers between Level 1, 2 or 3 during the period.

The table below presents the change in the fair value of the derivative liability during the six months ended June 30, 2022:

Fair value as of December 31, 2021	$150,953
Loss on change in fair value of derivatives	277,012
Fair value as of June 30, 2022	$427,965

Note 5 – Notes payable, Convertible Note Payable and Derivative Liability

Notes payable

On March 4, 2022, the Company entered into two unsecured promissory notes totaling $40,000. The promissory notes bear interest at 12% per annum and are payable on demand. As of June 30, 2022, the notes payable balance was $40,000, with accrued interest of $2,304.

Series 2019A 10% Unsecured Convertible Notes

In 2019, the Company sold $135,000 of Series 2019A 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series 2019A Notes are convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The lenders were issued 100,000 common stock warrants with an exercise price of $2.00 per share. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in August and December 2019. The $135,000 debt discount is amortized over the term of the loan. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes mature twelve (12) months from the date of issue. The maturity date can be extended at the option of the Company for an additional one (1) year. There are two Series 2019A 10% Unsecured Convertible Notes that were due and payable in August 2020 and are currently past due and in default. The default interest rate on the notes is 12%. As of June 30, 2022 and December 31, 2021, the balance due under these notes $75,000, with accrued interest of $21,944 and $17,481, respectively.

On October 1, 2019, the Company sold a 10% Unsecured Convertible Note for $145,978 due on demand to settle accounts payable. The purchase price of the 10% Unsecured Convertible Note is equal to the principal amount of the Note. The 10% Unsecured Convertible Note is convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital in October 2019. The debt discount will be amortized over the term of the loan. The 10% Unsecured Convertible Note will accrue interest at the rate of 10% per annum payable quarterly, accruing from the date of issuance. As of June 30, 2022 and December 31, 2021, the balance due under this note is $145,978, with accrued interest of $40,074 and $32,835, respectively.

Series 2020A 8% Unsecured Convertible Notes

In 2020, the Company sold $285,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 142,500 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. Two related parties purchased $60,000 of the 2020A notes. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital as of December 31, 2020. The $237,263 debt discount will be amortized over the term of the loan. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. In July 2020, $25,000 of Series 2020A 8% Unsecured Convertible Notes were converted into 50,000 shares of common stock at a conversion price of $0.50 per share. As of June 30, 2022 and December 31,2021, the balance due to a third party under these notes is $200,000, with accrued interest of $32,231 and $24,297, respectively.

3% Secured Convertible Note

On July 1, 2020, the Company issued a $125,000 Secured Convertible Note to a related party for the as part of the purchase of Clearwater Mining Corporation. The convertible note is secured by common stock of the Company, matures on July 1, 2022 and will accrue interest at the rate of 3% per annum, payable yearly in arrears beginning July 1, 2021. The Note is convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in July 2019. The $87,500 debt discount will be amortized over the term of the loan. Amortization expense of $21,695 was recognized during the six months ended June 30, 2022. As of June 30, 2022, the balance due to a related party under this note net of unamortized discount of $120, is $124,880, with accrued interest of $7,490. As of December 31, 2021, the balance due to a related party under this note net of unamortized discount of $21,815, is $103,185, with accrued interest of $5,630.

AJB Convertible Note

On February 10, 2021, the Company entered into a debt agreement to borrow $200,000. The secured note has an original issuance discount of $16,000 along with $9,000 in legal and finder fees recorded as a discount, which will be amortized over the life of the note. The loan is secured by common stock of the Company, bears interest at a rate of 10% and has a six-month maturity. In August 2021, the note was extended six months and the interest rate was increase to 15%. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price shall be the less of 90% of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period ending on date of conversion of this note. The Company issued the debtholder 266,667 common shares as a commitment fee. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $95,715 was recorded as a discount on the convertible notes payable. On February 9,2022, the Company extended the maturity to May 10, 2022. In consideration of the extension, the Company issued the debtholder 180,000 shares of common stock valued at $54,000. The incremental value of the debt modification of $54,000 will be recorded over the remaining life of the note ending May 10, 2022. On May 11, 2022, the Company agreed to a second amendment to extend the maturity of the AJB note to August 10, 2022. In consideration for the extension, the Company issued 233,334 shares of common stock at a price of $0.30 per share for a total value of $70,000. The incremental value of the debt modification of $70,000 will be recorded over the remaining life of the note ending August 10, 2022. During the six months ended June 30, 2022, the Company recognized $100,667 of expense related to the debt modification. As of June 30, 2022, the balance on the loan, net of unamortized discount of $23,333 is $176,667. As of December 31, 2021, the balance on the loan, net of unamortized discount of $0 is $200,000, with accrued interest of $0.

As of June 30, 2022, the total derivative liability on the above note was adjusted to a fair value of $427,965. The fair value of the conversion option was estimated using the Black-Scholes option pricing model and the following assumptions during the period: fair value of stock $0.13, volatility of 249.06% based on a comparable company peer group, expected term of 0.50 years, risk-free rate of 2.51% and a dividend yield of 0%.

Note 6 – Stockholders’ Deficit

Common Stock

On February 9,2022, the Company extended the maturity of a convertible note to May 10, 2022. In consideration of the extension, the Company issued the debtholder 180,000 shares of common stock valued at $54,000.

On May 11, 2022, the Company agreed to a second amendment to extend the maturity of the AJB note to August 10, 2022. In consideration for the extension, the Company issued 233,334 shares of common stock at a price of $0.30 per share for a total value of $70,000.

Stock Warrants, Stock Options and the 2017 Equity Incentive Plan:

Under the 2017 Equity Incentive Plan, the Company is authorized to grant rights to acquire up to a maximum of 200,000 shares of common stock. The 2017 Plan provides for the grant of (1) both incentive and nonstatutory stock options, (2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights. As of June 30, 2022, the Company had 128,000 shares available for future grant.

Stock option activity within the 2017 Equity Incentive Plan and warrant activity outside the plan, for the six months ended June 30, 2022 is as follows:

	Stock Options		Stock Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	72,000	$2.00	423,635	$0.28
Granted	–	–	–	–
Cancelled	–	–	–	–
Expired	–	–	(306,135)	0.20
Exercised	–	–	–	–
Outstanding at June 30, 2022	72,000	$2.00	117,500	$0.28
Exercisable at June 30, 2022	72,000	$2.00	117,500	$0.50

As of June 30, 2022, the outstanding stock options have a weighted average remaining term of 5.38 years and have no intrinsic value, and the outstanding stock warrants have a weighted average remaining term of 2.93 years and have no intrinsic value.

Note 7 – Commitments and Contingencies

Mining Claims

As part of our acquisition of the Center Star gold mine project, we acquire 15 Bureau of Land Management (“BLM”) unpatented mining claims and subsequently staked another 16 unpatented mining claims. In order to maintain the BLM lode \ claims, annual payments are required before the end of August of each year. As of June 30, 2022, all of these claims are in good standing.

Note 8 – Executive Employment Agreement

Effective August 1, 2020, the Company and Michael Lavigne, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of common stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of June 30, 2022, 345,000 restricted stock units may be settled in shares of common stock. During the six months ended June 30, 2022, the Company recognized $18,608 of stock-based compensation related to the agreement.

Note 9 – Related Party Transactions

Advances- Related Parties

During the six months ended June 30, 2022, the CEO paid $938 of expenses on behalf of the Company. As of June 30, 2022 and December 31, 2021, the advances related party balance totaled $21,190 and $20,252, respectively.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	June 30, 2022	December 31, 2021
Accrued interest payable – Mr. Gibbs	$8,653	$6,597
Accrued interest payable – Mr. Schifrin	7,490	5,630
Accrued interest payable – Mr. Malhotra	1,438	1,041
Accrued interest payable – Mr. Lavigne	144	–
	$17,725	$13,268

Notes Payable - Related Parties

In June 2022, the Company entered into three unsecured promissory notes with related parties totaling $30,000. The promissory notes bear interest at 12% per annum and are payable on demand.

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

We have only had exploration and project development operations to date, and we rely upon the sale of our securities and borrowings from officers, directors and other significant investors to fund our operations, as we have not generated any revenue.

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

In consideration for 100% of the issued and outstanding shares of Clearwater, Magellan has agreed to pay its sole shareholder 1,000,000 shares of Magellan common stock and $150,000. The 1,000,000 shares have or will be issued (i) 250,000 shares at closing (ii) 250,000 shares at the time the Center Mine receives its permit to reopen the main portal of the mine, (iv) 250,000 shares at the point the main portal has been reopened and (iv) 250,000 shares two years from the closing concurrent with the pay-off of the secured promissory note. The cash consideration of $25,000 will be paid within 30 days of closing and the balance of $125,000 to be evidenced by a secured promissory note due in two years. The Note will be secured by the Clearwater shares and assets. Magellan has issued 750,000 of the 1,000,000 shares and has paid $12,500 of the required $25,000 payment.

Results of Operations for the three months ended June 30, 2022 and 2021

	Three months ended June 30,
	2022	2021

Operating expenses:
General and administrative expenses	$31,211	$531,550
Total operating expenses	31,211	531,550

Operating loss	(31,211)	(531,550)

Other expense:
Interest expense	(94,318)	(84,893)
Loss on change in derivative liability	(306,552)	(16,491)
Total other expense	(400,870)	(101,384)

Net loss	$(432,081)	$(632,934)

Operating expenses

During the three months ended June 30, 2022, our total operating expenses included general and administrative expenses of $31,211 as compared to $531,550 during the three months ended June 30, 2021. The $500,339 decrease is primarily associated with decreases in stock-based compensation and investor relation expenses.

Other expense

During the three months ended June 30, 2022, total other expense was $400,870 as compared to $101,384 during the three months ended June 30, 2021. The $299,486 change was mainly related to the loss on change in derivative liability.

Results of Operations for the six months ended June 30, 2022 and 2021

	Six months ended June 30,
	2022	2021

Operating expenses:
General and administrative expenses	$99,808	$1,250,987
Total operating expenses	99,808	1,250,987

Operating loss	(99,808)	(1,250,987)

Other income (expense):
Interest expense	(160,007)	(148,494)
Loss on change in derivative liability	(277,012)	(7,392)
Total other expense	(437,019)	(155,886)

Net loss	$(536,827)	$(1,406,873)

Operating expenses

During the six months ended June 30, 2022, our total operating expenses included general and administrative expenses of $99,808 as compared to $1,250,987 during the six months ended June 30, 2021. The $1,151,179 decrease is primarily associated with decreases in stock-based compensation and investor relation expenses.

Other expense

During the six months ended June 30, 2022, total other expense was $437,019 as compared to $155,886 during the six months ended June 30, 2021. The $281,133 change was mainly related to related to the loss on change in derivative liability.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At June 30, 2022, we had not yet generated sufficient revenues or achieved profitable operations and we have accumulated losses of $18,506,640. We expect to incur further losses in the development of our business, all of which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due, of which there can be no assurance.

During the six months ended June 30, 2022, the Company entered into two unsecured promissory notes totaling $40,000 and three unsecured promissory notes with related parties totaling $30,000.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock but cannot assure that any future financings will occur.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Six months ended June 30,
	2022	2021

Net cash used in operating activities	$(85,288)	$(198,359)

Net cash used in investing activities	(769)	(36,727)

Net cash provided by financing activities	70,000	412,185

Net change in cash	(16,057)	177,099
Cash beginning of period	18,766	–
Cash end of period	$2,709	$177,099

At June 30, 2022, we had $2,709 in cash and a $1,854,729 working capital deficit. This compares to cash of $18,766 and a working capital deficit of $1,459,741 at December 31, 2021.

Net cash used in operating activities during the six months ended June 30, 2022 was $85,288 and was mainly comprised of our $536,827 net loss during the period, adjusted by a non-cash charges of $18,608 of stock compensation, loss on change in derivative liability of $277,012 and accretion of discounts on notes payable of $122,362. In addition, it reflects changes in operating assets and liabilities of $33,557.

Net cash used in operating activities from during the six months ended June 30, 2021 was $198,359 and was mainly comprised of our $1,406,873 net loss during the period, adjusted by a non-cash charges of $1,099,902 of stock compensation, loss on change in derivative liability of $7,392 and accretion of discounts on notes payable of $115,583. In addition, it reflects changes in operating assets and liabilities of $14,363.

Net cash used in investing activities during the six months ended June 30, 2022 was $769 which was comprised of cash payments for development costs.

Net cash used in investing activities during the six months ended June 30, 2021 was $36,727 which was comprised of cash payments for development costs.

During the six months ended June 30, 2022, net cash provided by financing activities was $70,000 comprised of $40,000 proceeds from notes payable and $30,000 proceeds from notes payable from related parties.

During the six months ended June 30, 2021, net cash provided by financing activities from continuing operations was $412,185 comprised of $175,000 proceeds from convertible debt from third parties, $287,000 proceeds from exercise of warrants, $605 proceeds on advances from third parties, offset by $20,000 payments on advances and $30,420 payments on advances from third parties.

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

_____________

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2022

MAGELLAN GOLD CORPORATION By: /s/ Michael Lavigne Michael Lavigne Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

