Form 10-K
period 2022-12-31
MAGELLAN GOLD Corp
filed 2023-07-17
CIK 1515317

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the 6,288,688 shares of voting and non-voting common equity held by non-affiliates of the Company calculated by taking the last sales price of the Company's common stock of $0.1245 on June 30, 2022 was $782,942.

The number of shares outstanding of the registrant’s common stock, as of July 17, 2023 is 19,487,072.

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

In consideration for 100% of the issued and outstanding shares of Clearwater, Magellan has agreed to pay its sole shareholder 1,000,000 shares of Magellan common stock and $150,000 in cash. Of the 1,000,000 shares, 750,000 shares have been issued and 250,000 shares will be issued two years from the closing concurrent with the pay-off of the secured promissory note. The cash consideration of $25,000 was paid and the balance of $125,000 is evidenced by a secured promissory note due in two years. The Note is secured by the Clearwater shares and assets. During the year ended December 31, 2022, the Company evaluated the mineral rights and properties for impairment and recorded an impairment expense of $1,037,500. As of December 31, 2022 and 2021, the mineral rights and properties balance totaled $0 and $1,000,000, respectively.

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

2

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

4

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

Our financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the reports of our auditors issued in connection with our consolidated financial statements for the fiscal years ended December 31, 2022 and 2021, contain explanatory paragraphs indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern.

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

Effective May 2012, our common stock was approved for quotation on the OTC Bulletin Board under the ticker symbol “MAGE.” The Company’s shares are now quoted on the OTCQB of the OTC Markets Group, Inc. The following sets forth the high and low trading prices for the periods shown:

	2021		2022
	High	Low	High	Low
First quarter ended March 31	$1.15	$0.86	$0.53	$0.26
Second quarter ended June 30	$1.10	$0.77	$0.29	$0.06
Third quarter ended September 30	$1.33	$0.79	$0.30	$0.10
Fourth quarter ended December 31	$1.01	$0.42	$0.21	$0.12

The closing price of the Company's common stock as of July 11, 2023 was $0.17, as reported on the OTC.QB. The OTC.QB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions. As of July 11, 2023 there were approximately 90 record owners of the Company's common stock.

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

24

2021

(a)       On February 10, 2021, the Company issued 266,667 common shares as a commitment fee. The shares were valued at $0.92, the closing price of the Company’s stock on February 10, 2021. During the year ended December 31, 2021, the Company recognized $245,334 of stock-based compensation related to this issuance.

(b)       On August 6, 2020, the Company entered into a one-year investor relations consulting agreement. As consideration for its services under the Agreement, the Company agreed to pay to the consultant 261,538 restricted shares of the Company’s common stock. The shares were valued at $1.56, the closing price of the Company’s stock on August 6, 2020. As of December 31, 2020, the Company had not issued the shares and accrued $136,000 related to this agreement. During the year ended December 31, 2021, the Company issued the 261,538 shares related to this agreement, settled the prior year accrual of $136,000 for 2020 services and recognized $272,000 of stock-based compensation for services provided during the year ended December 31, 2021.

(c)       During the year ended December 31, 2021, the Company received net proceeds of $10,000 from the exercise of 50,000 warrants. On July 15, 2020, the Company issued 500,000 shares for services rendered pursuant to two investor relations agreements: 200,000 shares under a Services Agreement and 300,000 shares under a Consulting Agreement. The shares were valued at $1.29, the closing price of the Company’s stock on July 15, 2020.

(d)        In June 2021, the Company issued an aggregate of 2,278,813 shares of common stock in consideration of (i) the conversion of an aggregate of 192,269 shares of Series A Preferred Stock and (ii) an aggregate of $356,123 in accrued interest on the Series A Preferred Stock. The shares were issued to two investors, each of whom qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(a)2 and Rule 506(b) of Regulation D under the Securities Act.

2022

(e)       During the year ended December 31, 2022, the Company issued 646,668 common shares as deferred financing costs. The shares were valued at a price ranging from $0.24 - $0.30, the closing price of the Company’s stock at issuance. During the year ended December 31, 2022, the Company recognized $180,000 of deferred financing costs related to this issuance.

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

Arrangements with CEO

Effective August 1, 2020, the Company and Michael Lavigne, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of common stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of December 31, 2022 and 2021, 435,000 and 255,000 restricted stock units may be settled in shares of common stock, respectively. During the years ended December 31, 2022 and 2021, the Company recognized $35,888 and $162,465 of stock-based compensation related to the agreement, respectively.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Magellan,” “we,” “our,” and “us” to refer to Magellan Gold Corporation.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited financial statements, which are included in our Annual Report on Form 10-K for the fiscal years ended December 31, 2022 and 2021.

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

In consideration for 100% of the issued and outstanding shares of Clearwater, Magellan has agreed to pay its sole shareholder 1,000,000 shares of Magellan common stock and $150,000 in cash. Of the 1,000,000 shares, 750,000 have been issued and 250,000 shares will be issued two years from the closing concurrent with the pay-off of the secured promissory note. The cash consideration of $25,000 was paid and the balance of $125,000 is evidenced by a secured promissory note due in two years. The Note is secured by the Clearwater shares and assets. During the year ended December 31, 2022, the Company evaluated the mineral rights and properties for impairment and recorded an impairment expense of $1,037,500. As of December 31, 2022 and 2021, the mineral rights and properties balance totaled $0 and $1,000,000, respectively.

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

Results of Operations for the Years Ended December 31, 2022 and 2021

	Years Ended December 31,
	2022	2021
Operating expenses:
General and administrative expenses	$242,883	$1,770,847
Impairment expense	1,037,500	–
Total operating expenses	1,280,383	1,770,847

Operating loss	(1,280,383)	(1,770,847)

Other income (expense):
Interest expense	(282,334)	(230,647)
Gain (loss) on change in derivative liability	2,788	(55,238)
Total other income (expense)	(279,546)	(285,885)

Net loss	$(1,559,929)	$(2,056,732)

Operating expenses

During the year ended December 31, 2022, our total operating expenses included general and administrative expenses of $1,280,383 as compared to $1,770,847 during the year ended December 31, 2021. The $490,464 decrease is primarily associated with decreases in stock-based compensation and investor relation expenses and the $1,037,500 increase in impairment expense related to the Center Star Gold Mine.

Other income (expenses)

During the year ended December 31, 2022, total other expenses were $279,546 as compared to$285,885 during the year ended December 31, 2021. The $6,339 change was related to a$51,687 increase in interest expense which was offset by a $58,026 increase in derivative liability related to the gain in derivative liability in 2022.

Liquidity and Capital Resources:

Our audited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At December 31, 2022, we had not yet generated any significant revenues or achieved profitable operations and we have accumulated losses of $19,529,742. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

During the year ended December 31, 2022, the Company entered into unsecured promissory notes totaling $78,000 and unsecured promissory notes with related parties totaling $53,000.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Years ended December 31,
	2022	2021

Net cash used in operating activities	$(148,254)	$(312,882)

Net cash used in investing	(769)	(80,537)

Net cash provided by financing	131,000	412,185

Net change in cash	(18,023)	18,766
Cash at beginning of period	18,766	–
Cash at end of period	$743	$18,766

At December 31, 2022, we had $743 in cash and a $1,692,051 working capital deficit. This compares to $18,766 in cash and a working capital deficit of $1,459,741 at December 31, 2021.

Net cash used in operating activities during the year ended December 31, 2022 was $148,254 and was mainly comprised of our $1,559,929 net loss during the year, adjusted by $1,037,500 of impairment expense, $110,888 of stock compensation and accretion of discounts on notes payable of $201,815. In addition, it reflects changes in operating assets and liabilities of $64,260.

Net cash used in operating activities during the year ended December 31, 2021 was $312,882 and was mainly comprised of our $2,056,732 net loss during the year, adjusted by $1,454,580 of stock compensation and accretion of discounts on notes payable of $164,465. In addition, it reflects changes in operating assets and liabilities of $69,567.

Net cash used in investing activities during the years ended December 31, 2022 and 2021 was $769 and $80,537, respectively which was comprised of cash payments for development costs.

Net cash provided by financing activities during the year ended December 31, 2022 was $131,000 comprised of $78,000 proceeds from notes payable and $53,000 proceeds from notes payable from related parties.

Net cash provided by financing activities during the year ended December 31, 2021 was $412,185 comprised $287,500 proceeds from the sale of common stock and warrants, $175,000 proceeds from convertible debt from third parties, $605 proceeds from advances from related parties, offset by $30,420 payments on convertible notes from third parties and $20,000 payments on advances from related parties.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2022. Our CEO concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, Mr. Lavigne concluded that the design and operation of our disclosure controls and procedures were not effective as of such date to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current executive officers and directors are:

Name	Age	Position
Michael Lavigne	66	CEO & Director
Mark Rodenbeck	74	Director
Deepak Malhotra	74	Director
Greg Schifrin	63	Director

Mark Rodenbeck, age 74, was appointed Director on June 16, 2020.

Mr. Rodenbeck, age 74, served as an officer and director of Mascota Resources, a Nevada mining Company, from February 2015- October 2019. He graduated (cum laude with Dean's List honors) from Northwood Institute with a B.S. Degree in Business Administration in 1970. Between 1970 and 1976, Mark worked as General Manager, and then District Manager, for Foodplex Inc., a large operator of fast food restaurants. In 1976 he became President and 50% owner of Damark Inc. which owned and operated 6 fast food restaurants in Michigan. In 1981, Mr. Rodenbeck sold his restaurants and moved to Denver, Colorado, and became a stockbroker. In 1984, he was promoted to Branch Manager of Engler & Budd, a Minneapolis-based brokerage firm. In 1995, he co-founded Colorado Ceramic Tile, Inc. as a 50% owner and officer. Mr. Rodenbeck retired from Colorado Ceramic Tile in 2012.

Gregory Schifrin, age 63, was appointed Director on July 1, 2020.

Mr. Schifrin, age 64, has been a Geologist for more than 35 years, specializing in precious, base metals, rare earth and uranium exploration and development. Previously he served as the CEO and a member of the Board of Director at Blackrock Gold Corp.

Michael Lavigne, age 66, was appointed CEO and Director on August 1, 2020.

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

Deepak Malhotra, age 74, was appointed Director on September 1, 2020.

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

Board Meetings

During the years ended December 31, 2022 and 2021, our Board members engaged in frequent informal discussions; and all Board actions have been undertaken by unanimous written consent.

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

Compliance with Section 16(a), Beneficial Ownership

Under the Securities Laws of the United States, our directors, executive (and certain other) officers, and any persons holding more than ten percent (10%) of our common stock during any part of our most recent fiscal year are required to report their ownership of common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to report in this Report any failure to file by these dates. During the year ended December 31, 2022, all of these filing requirements were satisfied by our officers, directors, and ten-percent holders. In making these statements, we have relied on the written representation of our directors and officers or copies of the reports that they have filed with the Commission.

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

Executive Compensation

The following table sets forth all compensation paid to our Named Executive Officers for the years ended December 31, 2022 and 2021:

SUMMARY COMPENSATION TABLE

		Salary	Bonus	Stock Awards	Option Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Michael Lavigne CEO and Director (1) (2)	2022	–	–	35,888	–	–	–	–	35,888
	2021	–	–	162,465	–	–	–	–	162,465

(1)	Michael B. Lavigne was appointed CEO and as a Director on August 1, 2020.

(2)	Effective August 1, 2020, the Company and Michael B. Lavigne, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of Common Stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of December 31, 2022, 435,000 restricted stock units may be settled in shares of Common Stock. During the year ended December 31, 2022, the Company recognized $35,888 of expense related to the agreement. As of December 31, 2021, 255,000 restricted stock units may be settled in shares of Common Stock. During the year ended December 31, 2021, the Company recognized $162,465 of expense related to the agreement.

Restricted Stock Unit Agreement

Effective August 1, 2020, the Company and Michael B. Lavigne, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of common stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of December 31, 2022 and 2021, 435,000 and 255,000 restricted stock units may be settled in shares of common stock, respectively. During the years ended December 31, 2022 and 2021, the Company recognized $35,888 and $162,465 of stock-based compensation related to the agreement, respectively.

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

The following table shows the number of shares owned and the percentage of outstanding common stock owned as of July 17, 2023. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Ownership as a Percentage of Outstanding Common Shares (3)

John Gibbs 807 Wood N Creek Ardmore, OK 73041	4,331,775	(4)	22.23%

Michael Lavigne (6)	–	(6)	-%

Greg Schifrin	1,535,715		3.85%

Deepak Malhotra	55,000	(5)	0.28%

All officers and directors as a group (four persons)	1,590,715		4.13%

(1)	Unless otherwise stated, address is 602 Cedar St., Ste. 205, Wallace, ID 83873

(2)	Under SEC Rules, we include in the number of shares owned by each person, the number of shares issuable under outstanding options or warrants if those options or warrants are exercisable within 60 days of the date of this Annual Report. In calculating percentage ownership, we calculate the ownership of each person who owns exercisable options by adding (i) the number of exercisable options for that person only to (ii) the number of total shares outstanding and dividing that result into (iii) the total number of shares and exercisable options owned by that person.

(3)	Shares and percentages beneficially owned are based upon 19,487,075 shares outstanding on July 17, 2023.

(4)	Includes 3,582,159 shares owned individually, warrant exercisable to purchase 25,000 shares of Common Stock at $0.20 per share, 1,000 shares owned by Redwood Microcap Fund, Inc. controlled by Mr. Gibbs. and 723,616 shares owned by Tri Power Resources, Inc., controlled by Mr. Gibbs.

(5)	Includes 50,000 shares owned individually and a warrant exercisable to purchase 5,000 shares of Common Stock at $0.50 per share.

(6)	Does not include an aggregate of 435,000 Restricted Stock Units that may be settled for shares of common stock under certain circumstances.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Management Fees

At December 31, 2022 and 2021, $7,000 of the management fees owed to prior management had not been paid and are included in accounts payable on the accompanying consolidated balance sheets.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	December 31, 2022	December 31, 2021
Accrued interest payable – Mr. Gibbs	$12,130	$6,597
Accrued interest payable – Joseph Lavine	1,517	–
Accrued interest payable – Mr. Schifrin	9,380	5,629
Accrued interest payable – Mr. Malhotra	1,841	1,041
	$24,868	$13,268

Advances Payable – Related Party

We borrowed and repaid non-interest bearing advances from/to related parties as follows:

Year Ended December 31, 2022
	Advances	Repayments
Mr. Schifrin	$–	$–
Totals	$–	$–

	Year Ended December 31, 2021
	Advances	Repayments
Mr. Schifrin	$–	$(20,000)
Totals	$–	(20,000)

Notes Payable - Related Parties

During the year ended December 31, 2022, the Company entered into unsecured promissory notes with related parties totaling $53,000 with accrued interest of $3,049. The promissory notes bear interest at 12% per annum and are payable on demand.

Unsecured advances – related party

During the year ended December 31, 2022, the CEO of the Company paid $938 of expenses on the Company’s behalf. During the year ended December 31, 2021, a director paid expenses on behalf of the Company of $30,528 and the Company made payments on advances of $20,000. As of March 31, 2021, Mr. Power and Dr. Carson are no longer considered related parties, and therefore all amounts due to them have been reclassified out of related party accounts. As of December 31, 2022 and 2021, the advances from related party balance were $21,190 and $20,252, respectively.

Series 2020A 8% Unsecured Convertible Notes

In 2020, the Company sold $285,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 142,500 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. Two related parties purchased $60,000 of the 2020A notes. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital as of December 31, 2020. The $237,263 debt discount will be amortized over the term of the loan. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. In July 2020, $25,000 of Series 2020A 8% Unsecured Convertible Notes were converted into 50,000 shares of common stock at a conversion price of $0.50 per share. As of December 31, 2022 and 2021, the balance due to a third party under these notes is $200,000, with accrued interest of $40,297 and $24,297, respectively.

3% Secured Convertible Note

On July 1, 2020, the Company issued a $125,000 Secured Convertible Note to a related party for the as part of the purchase of Clearwater Mining Corporation. The convertible note is secured by common stock of the Company, matures on July 1, 2022 and will accrue interest at the rate of 3% per annum, payable yearly in arrears beginning July 1, 2021. The Note is convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in July 2019. The $87,500 debt discount will be amortized over the term of the loan. Amortization expense of $21,815 was recognized during the year ended December 31, 2022. As of December 31, 2022, the balance due to a related party under this note net of unamortized discount of $0, is $125,000, with accrued interest of $9,380. As of December 31, 2021, the balance due to a related party under this note net of unamortized discount of $21,815, is $103,185, with accrued interest of $5,630.

Consulting Agreement

On December 29, 2022, the Company entered into a two-year consulting agreement with Rock Creek Mining Company commencing on December 1, 2022, to provide consulting and advisory services. Michael Lavigne, the Company’s CEO, is an officer and a Director of Rock Creek Mining Company. The consulting agreement provides for compensation of $6,000 per month, payable on demand. During the year ended December 31, 2022, the Company incurred consulting fees of $6,000 related to this agreement.

Deferred Compensation

Effective August 1, 2020, the Company and Michael Lavigne, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of common stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of December 31, 2022 and 2021, 435,000 and 255,000 restricted stock units may be settled in shares of common stock, respectively. During the years ended December 31, 2022 and 2021, the Company recognized $35,888 and $162,465 of stock-based compensation related to the agreement, respectively.

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

The aggregate fees billed for the fiscal years 2022 and 2021 for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2022	2021
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$57,000	$57,000
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees"	–	–
Tax fees - tax compliance, tax advice and tax planning	–	5,000
All other fees - services provided by our principal accountants other than those identified above	–	–
Total fees	$57,000	$63,000

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	Ex. No.	Title
(1)	3.1	Certificate of Incorporation filed September 28, 2010
(1)	3.2	Bylaws
(4)	3.3	Amended and Restated Bylaws
(6)	3.4	Second Amended and Restated Bylaws
(1)	4.1	Specimen Common Stock Certificate
(1)	10.1	Cowles’ Option and Mining Lease
(1)	10.2	Mining Lease – Randall Claims
(1)	10.3	Assignment of Randall Mining Lease Agreement
(1)	10.4	Mining Lease – Secret Claims
(1)	10.5	Consulting Agreement
(2)	10.6	Promissory Note Dated August 23, 2011, in favor of John C. Power
(2)	10.7	Promissory Note Dated August 23, 2011, in favor of John D. Gibbs
(3)	10.8	First Amendment to Mining Lease – Secret Claims
(3)	10.9	Second Amendment to Mining Lease – Randall Claims
(5)	10.10	Promissory Note Dated February 28,2012, in favor of John D. Gibbs
(7)	10.11	Third Amendment to Mining Lease – Randall Claims
(8)	10.12	Option Agreement – Columbus Silver
(9)	10.13	Amendment No. 1 to Promissory Note in favor of John C. Power
(10)	10.14	Credit Agreement dated December 31, 2012 in favor of John D. Gibbs
(11)	10.15	Amendment No. 1 to Silver District Option Agreement
(12)	10.16	Allonge and Modification Agreement with John D. Gibbs
(13)	10.17	Promissory Note in favor of John Power
(14)	10.18	Silver District / Columbus Silver Purchase Agreement
(14)	10.19	Promissory Note in favor of Clifford Neuman
(15)	10.20	Second Allonge and Modification Agreement with John D. Gibbs
(16)	10.21	Employment Agreement - W. Pierce Carson
(17)	10.22	Employment Agreement – W. Pierce Carson (Magellan)
(18)	10.23	Agreement and Plan of Merger
(19)	10.24	Mining Option Agreement
(19)	10.25	Lock-Up/Voting Trust Agreement
(19)	10.26	Intuitive Pty, Ltd. Agreement
(19)	10.27	Mining Clip LLC Agreement
(19)	10.28	Promissory Note
(20)	10.29	Memorandum of Understanding
(7)	14.1	Code of Ethics
(21)	10.30	Consulting Agreement
(21)	10.31	Promissory Note in favor of W. Pierce Carson
(21)	10.32	Promissory Note in favor of John Power
(21)	10.33	Promissory Note in favor of John Gibbs
(22)	10.34	Promissory Note in favor of John Power

	Ex. No.	Title
(22)	10.35	Stock Pledge Agreement
(23)	10.36	Amendment No. 1 to Memorandum of Understanding
(24)	10.37	Stock Purchase Agreement
(25)	10.38	Confirmation Letter
(26)	10.39	Amendment to Stock Purchase Agreement
(27)	10.40	Certificate of Amendment
(28)	10.41	Securities Purchase Agreement
(28)	10.42	Promissory Note
(29)	10.43	Securities Purchase Agreement
(29)	10.44	Promissory Note
(30)	10.45	Interim Milling Agreement
(31)	10.46	Amendment No. 2 to Stock Purchase Agreement
(31)	10.47	Closing Escrow Agreement
(31)	10.48	Form of Secured Note
(31)	10.49	Form of Stock Pledge Agreement
(31)	10.50	Form of Security Agreement
(31)	10.51	Form of Collateral Agent Agreement
(32)	10.52	Termination Agreement
(33)	10.53	Combined financial statements of SDA Mill as of and for the periods ended November 30, 2017 and December 31, 2016
(33)	10.54	Magellan Gold Corporation Unaudited Pro Forma Condensed Combined Financial Information
(34)	10.55	Amendment No. 1 to EMA Financial Note
(35)	10.56	Amendment No. 1 to Auctus Fund Note
(36)	10.57	Agreement to Convert Debt
(37)	10.58	Restricted Stock Award Agreement
(38)	10.59	Convertible Promissory Note
(39)	10.60	Securities Purchase Agreement
(40)	10.61	Agreement for Exploration
(41)	10.62	Amendment to Agreement for Exploration
(42)	10.63	EMA Amendment
(43)	10.64	Auctus Amendment
(44)	10.65	Promissory Note
(45)	10.66	Securities Purchase Agreement
(46)	10.67	Amendment No. 1 Convertible Promissory Note
(47)	10.68	Letter Agreement
(48)	10.69	Form of 10% Convertible Promissory Note – Note Offering
(49)	10.70	Form of 36% Convertible Promissory Note – Bridge Note Offering
(50)	10.71	Restricted Stock Unit Agreement
(51)	10.72	Deferred Compensation and Equity Award Plan
(52)	10.73	Certificate of Designations – Series A Convertible Preferred Stock
(53)	10.74	Option to Purchase Agreement

	Ex No.	Title
(54)	10.75	Letter of Intent
(55)	10.76	Agreement to Accept Collateral in Full Satisfaction of Obligations
(56)	10.77	Share Purchase Agreement
(57)	10.78	Promissory Note
(58)	10.79	Stock Pledge Agreement
(59)	10.80	Security Agreement
(60)	10.81	Stock Purchase Agreement
(61)	10.82	Restricted Stock Unit Agreement
(62)	10.83	Restricted Stock Unit Agreement
(63)	10.84	Promissory Note
(64)	10.85	Securities Purchase Agreement
*	31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
	101.SCH	Inline XBRL Taxonomy Extension Schema Document**
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)**

(1)	Incorporated by reference as an Exhibit to Form S-1 as filed with the Commission on May 18, 2011.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 25, 2011.
(3)	Incorporated by reference as an Exhibit to Quarterly Report on Form 10-Q as filed with the Commission on November 14, 2011.
(4)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 7, 2012.
(5)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A-1 as filed with the Commission on March 29, 2012.
(6)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on March 30, 2012.
(7)	Incorporated by reference as an Exhibit to Annual Report on Form 10-K as filed with the Commission on March 30, 2012.
(8)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 30, 2012.
(9)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 4, 2013.
(10)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 4, 2013.
(11)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 23, 2013.
(12)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 2, 2014.
(13)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on April 29, 2014.
(14)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 2, 2014.
(15)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 3, 2015.
(16)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 11, 2015.
(17)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 2, 2016.
(18)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 27, 2016.
(19)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 27, 2016.
(20)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on March 7, 2017.
(21)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 20, 2017.
(22)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 21, 2017.
(23)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 1, 2017.

(24)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on September 12, 2017.
(25)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 11, 2017.
(26)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 18, 2017.
(27)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 30, 2017.
(28)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 6, 2017.
(29)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 7, 2017.
(30)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 8, 2017.
(31)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on December 6, 2017.
(32)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 10, 2018.
(33)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A as filed with the Commission on April 24, 2018.
(34)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 19, 2018.
(35)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 19, 2018.
(36)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 30, 2018.
(37)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 30, 2018.
(38)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A as filed with the Commission on August 1, 2018.
(39)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A as filed with the Commission on August 1, 2018.
(40)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 20, 2018.
(41)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 20, 2018.
(42)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(43)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(44)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(45)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(46)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on September 5, 2018.
(47)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on September 25, 2018.
(48)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 6, 2018.
(49)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 6, 2018.
(50)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 26, 2019.
(51)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 26, 2019.
(52)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 7, 2019.
(53)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 18, 2019.
(54)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 15, 2020.
(55)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on May 7, 2020.
(56), (57), (58), (59)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 20, 2020.
(60), (61)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 30, 2020.
(62)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 12, 2020.
(63), (64)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on April 23, 2021.

*	Filed herewith.
**	Furnished, not filed.

MAGELLAN GOLD CORPORATION

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

MAGELLAN GOLD CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Magellan Gold Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Magellan Gold Corporation and its subsidiary (collectively, the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

July 17, 2023

MAGELLAN GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$743	$18,766
Prepaid expenses and other current assets	5,950	10,091

Total current assets	6,693	28,857

Mineral rights and properties	–	1,000,000
Development costs	194,274	193,505

Total assets	$200,967	$1,222,362

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$195,418	$207,406
Accounts payable - related party	19,750	12,500
Accrued liabilities	206,468	206,468
Convertible note payable, net - related party	185,000	163,185
Convertible note payable, net	620,978	620,978
Accrued interest - related parties	24,868	13,268
Accrued interest	127,684	75,365
Advances payable - related party	21,190	20,252
Advances payable	18,223	18,223
Notes payable	78,000	–
Notes payable - related party	53,000	–
Derivative liability	148,165	150,953

Total current liabilities	1,698,744	1,488,598

Total liabilities	1,698,744	1,488,598

Commitments and contingencies	–	–

Shareholders' deficit:
Preferred shares, 25,000,000 shares Series A preferred stock - $10.00 stated value; 2,500,000 authorized; 0 shares issued and outstanding	–	–
Common shares, $0.001 par value; 1,000,000,000 shares authorized; 12,772,786 and 11,340,403 shares issued and outstanding, respectively	12,773	11,341
Additional paid-in capital	18,019,192	17,692,236
Accumulated deficit	(19,529,742)	(17,969,813)
Shareholders' deficit	(1,497,777)	(266,236)

Total liabilities and shareholders' deficit	$200,967	$1,222,362

See accompanying notes to the consolidated financial statements

MAGELLAN GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021

Operating expenses:
General and administrative expenses	$242,883	$1,770,847
Impairment expense	1,037,500	–

Total operating expenses	1,280,383	1,770,847

Operating loss	1,280,383	1,770,847

Other expense:
Interest expense	(282,334)	(230,647)
Gain (loss) on change in derivative liability	2,788	(55,238)

Total other expense	(279,546)	(285,885)

Net loss	(1,559,929)	(2,056,732)

Series A preferred stock dividend	–	(80,112)

Net loss attributable to common shareholders	$(1,559,929)	$(2,136,844)

Basic net loss per common share	$(0.13)	$(0.23)
Diluted net loss per common share	$(0.13)	$(0.23)

Basic weighted average	11,743,426	9,478,636
Diluted weighted average	11,743,426	9,478,636

See accompanying notes to the consolidated financial statements

MAGELLAN GOLD CORPORATION

Consolidated Statements of Shareholders' Deficit

For the years ended December 31, 2022 and 2021

					Additional
	Preferred Stock		Common Stock		Paid - in	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2020	192,269	$1,922,690	7,098,394	$7,099	$13,540,086	$(15,832,969)	$(363,094)

Exercise of warrants	–	–	1,435,000	1,435	285,565	–	287,000
Common stock issued for settlement liabilities	–	–	261,538	262	135,738	–	136,000
Stock based compensation	–	–	266,667	267	1,454,313	–	1,454,580
Series A preferred stock dividend	–	–	–	–	–	(80,112)	(80,112)
Conversion of Series A preferred stock and accrued dividend	(192,269)	(1,922,690)	2,278,804	2,278	2,276,534	–	356,122
Net loss	–	–	–	–	–	(2,056,732)	(2,056,732)
Balance, December 31, 2021	–	–	11,340,403	11,341	17,692,236	(17,969,813)	(266,236)

Shares issued for purchase of Clearwater Gold Mining Corp	–	–	250,000	250	37,250	–	37,500
Shares issued as deferred finance costs	–	–	646,668	646	179,354	–	180,000
Stock based compensation	–	–	535,715	536	110,352	–	110,888
Net loss	–	–	–	–	–	(1,559,929)	(1,559,929)
Balance, December 31, 2022	–	$–	12,772,786	$12,773	$18,019,192	$(19,529,742)	$(1,497,777)

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2022	2021
Operating activities:
Net loss	$(1,559,929)	$(2,056,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment expense	1,037,500	–
Accretion of discounts on notes payable	201,815	164,465
Stock based compensation	110,888	1,454,580
Loss on change in derivative liability	(2,788)	55,238
Changes in operating assets and liabilities:
Prepaid expenses and other assets	4,141	(7,923)
Accounts payable and accrued liabilities	(11,050)	41,981
Accounts payable - related party	7,250	(12,639)
Accrued interest	63,919	48,148

Net cash used in operating activities	(148,254)	(312,882)

Investing activities:
Cash paid for development costs	(769)	(80,537)

Net cash used in investing activities	(769)	(80,537)

Financing activities:
Proceeds from convertible debt from third parties	–	175,000
Payments on advances from related parties	–	(20,000)
Payments on advances from third parties	–	(30,420)
Proceeds from notes payable from third parties	78,000	–
Proceeds from notes payable from related parties	53,000	–
Proceeds from advances from third parties	–	605
Proceeds from exercise of warrants	–	287,000

Net cash provided by financing activities	131,000	412,185

Net change in cash	(18,023)	18,766
Cash at beginning of period	18,766	–

Cash at end of period	$743	$18,766

Supplemental disclosure of cash flow information
Cash paid for interest	$17,333	$17,333
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Series A preferred stock dividend	$–	$80,112
Expenses paid on behalf of the Company	$938	$30,528
Common stock and warrants issued for settlement liabilities	$–	$136,000
Debt discount created by derivative liability	$–	$95,715
Conversion of Series A preferred stock and accrued dividend	$180,000	$2,278,814
Noncash consideration for purchase of Clearwater Gold Mining Corp	$37,500	$–

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any abandonment or impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2022. During the years ended December 31, 2022 and 2021 the Company evaluated mineral rights and properties for impairment and recorded impairment expense of $1,037,500 and $0, respectively.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements and the effect of net operating losses based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2022 and 2021, the Company had no uncertain tax positions.

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the year ended December 31, 2022, 72,000 of stock options, 117,500 of warrants, and 2,700,379 shares issuable from convertible notes were considered for their dilutive effects. For the year ended December 31, 2021, 72,000 of stock options, 423,635 of warrants, and 1,560,778 shares issuable from convertible notes were considered for their dilutive effects.

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

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At December 31, 2022, we had a working capital deficit of $1,692,051, we had not yet generated any significant revenues or achieved profitable operations and we have accumulated losses of $19,529,742. We expect to incur further losses in the development of our business, all of which raises substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock but cannot assure than any future financings will occur.

Note 3 – Mineral Rights and Properties

Center Star Gold Mine

On July 1, 2020, the Company entered into a Stock Purchase Agreement to acquire Clearwater Gold Mining Corporation (“Clearwater”) which owns certain unpatented mining claims in Idaho County, Idaho that include the historic Center Star Gold Mine (“Center Star”) near Elk City, Idaho. As a result of the Clearwater acquisition, Gregory Schifrin, the sole shareholder of Clearwater, was appointed to serve as a member of the Company’s Board on July 1, 2020. In consideration for 100% of the issued and outstanding shares of Clearwater, the Company has agreed to pay Clearwater’s sole shareholder 1,000,000 shares of Magellan common stock, $125,000 convertible note and $25,000 in cash. The 1,000,000 shares are to be issued to the shareholder on and under the terms as follows: 250,000 shares at the time of closing, 250,000 shares at the time the Center Mine receives its permit to reopen the main portal of the mine, 250,000 shares at the point the main portal has been reopened and 250,000 shares two-years from closing concurrent the pay-off of the $125,000 convertible note. During the year ended December 31, 2022, the Company issued 250,000 shares for the acquisition of Clearwater valued at $37,500. During the year ended December 31, 2022, the Company evaluated the mineral rights and properties for impairment and recorded an impairment expense of $1,037,500. As of December 31, 2022 and 2021, the mineral rights and properties balance totaled $0 and $1,000,000 respectively.

As of December 31, 2022 and December 31, 2021, the Company had $194,274 and $193,505 in capitalized development cost to develop gold resources at Center Star, respectively.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2022 and 2021:

	Level 1	Level 2	Level 3	Fair value at December 31, 2022
Liabilities:
Derivative liability	$–	$–	$148,165	$148,165

	Level 1	Level 2	Level 3	Fair value at December 31, 2021
Liabilities:
Derivative liability	$–	$–	$150,953	$150,953

There were no transfers between Level 1, 2 or 3 during the period.

The table below presents the change in the fair value of the derivative liability during the year ended December 31, 2021:

Fair value as of December 31, 2020	$–
Fair value on the date of issuance recorded as a debt discount	95,715
Loss on change in fair value of derivatives	55,238
Fair value as of December 31, 2021	150,953
Gain on change in fair value of derivatives	(2,788)
Fair value as of December 31, 2022	$148,165

Note 5 – Debt

Unsecured advances –third party

During the year ended December 31, 2021, the Company received $605 in cash advances, had expenses paid on its behalf of $276 and made repayments on advances of $30,420. As of December 31, 2022 and 2021, the advances from third party balance were $18,223.

Notes payable

During the year ended December 31, 2022, the Company entered into unsecured promissory notes totaling $78,000. The promissory notes bear interest at 12% per annum and are payable on demand. As of December 31, 2022, the notes payable balance was $78,000, with accrued interest of $6,130.

Series 2019A 10% Unsecured Convertible Notes

In 2019, the Company sold $135,000 of Series 2019A 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series 2019A Notes are convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The lenders were issued 100,000 common stock warrants with an exercise price of $2.00 per share. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in August and December 2019. The $135,000 debt discount is amortized over the term of the loan. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes mature twelve (12) months from the date of issue. The maturity date can be extended at the option of the Company for an additional one (1) year. There are two Series 2019A 10% Unsecured Convertible Notes that were due and payable in August 2020 and are currently past due and in default. The default interest rate on the notes is 12%. As of December 31, 2022 and December 31, 2021, the balance due under these notes is $75,000, with accrued interest of $26,481 and $17,481, respectively.

On October 1, 2019, the Company sold a 10% Unsecured Convertible Note for $145,978 due on demand to settle accounts payable. The purchase price of the 10% Unsecured Convertible Note is equal to the principal amount of the Note. The 10% Unsecured Convertible Note is convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital in October 2019. The debt discount will be amortized over the term of the loan. The 10% Unsecured Convertible Note will accrue interest at the rate of 10% per annum payable quarterly, accruing from the date of issuance. As of December 31, 2022 and 2021, the balance due under this note is $145,978, with accrued interest of $47,433 and $32,835, respectively.

Series 2020A 8% Unsecured Convertible Notes

In 2020, the Company sold $285,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 142,500 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. Two related parties purchased $60,000 of the 2020A notes. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. In July 2020, $25,000 of Series 2020A 8% Unsecured Convertible Notes were converted into 50,000 shares of common stock at a conversion price of $0.50 per share. The Series 2020A 8% Unsecured Convertible Notes that were due and payable in November 2020 and are currently past due. If a default notice is received the interest rate will be 12%. As of December 31, 2022 and 2021, the balance due to a third party under these notes is $200,000, with accrued interest of $40,297 and $24,297, respectively.

3% Secured Convertible Note

On July 1, 2020, the Company issued a $125,000 Secured Convertible Note to a related party for the as part of the purchase of Clearwater Mining Corporation. The convertible note is secured by common stock of the Company, matures on July 1, 2022 and will accrue interest at the rate of 3% per annum, payable yearly in arrears beginning July 1, 2021. The Note is convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in July 2019. The $87,500 debt discount will be amortized over the term of the loan. Amortization expense of $21,815 was recognized during the year ended December 31, 2022. As of December 31, 2022, the balance due to a related party under this note net of unamortized discount of $0, is $125,000, with accrued interest of $9,380. As of December 31, 2021, the balance due to a related party under this note net of unamortized discount of $21,815, is $103,185, with accrued interest of $5,630.

AJB Convertible Note

On February 10, 2021, the Company entered into a debt agreement to borrow $200,000. The secured note has an original issuance discount of $16,000 along with $9,000 in legal and finder fees recorded as a discount, which will be amortized over the life of the note. The loan is secured by common stock of the Company, bears interest at a rate of 10% and has a six-month maturity. In August 2021, the note was extended six months and the interest rate was increase to 15%. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price shall be the less of 90% of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period ending on date of conversion of this note. The Company issued the debtholder 266,667 common shares as a commitment fee. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $95,715 was recorded as a discount on the convertible notes payable. On February 9,2022, the Company extended the maturity to May 10, 2022. In consideration of the extension, the Company issued the debtholder 180,000 shares of common stock valued at $54,000. The incremental value of the debt modification of $54,000 will be recorded over the remaining life of the note ending May 10, 2022. On May 11, 2022, the Company agreed to a second amendment to extend the maturity of the AJB note to August 10, 2022. In consideration for the extension, the Company issued 233,334 shares of common stock at a price of $0.30 per share for a total value of $70,000. The incremental value of the debt modification of $70,000 will be recorded over the remaining life of the note ending August 10, 2022. On August 9, 2022, the Company agreed to a third amendment to extend the maturity of the AJB note to November 9, 2022. In consideration for the extension, the Company issued 233,334 shares of common stock at a price of $0.24 per share for a total value of $56,000. The incremental value of the debt modification of $56,000 will be recorded over the remaining life of the note ending November 9, 2022. The AJB Convertible Note is due and payable in November 2023 and are currently past due. Subsequent to December 31, 2022, the Note was extended to June 30, 2023. During the year ended December 31, 2022, the Company recognized $180,000 of expense related to the debt modification. As of December 31, 2022 and 2021, the balance on the loan, net of unamortized discount of $0 is $200,000, with accrued interest of $7,400 and $0, respectively.

As of December 31, 2022, the total derivative liability on the above note was adjusted to a fair value of $148,165. The fair value of the conversion option was estimated using the Black-Scholes option pricing model and the following assumptions during the period: fair value of stock $0.13, volatility of 261.14% based on a comparable company peer group, expected term of 0.50 years, risk-free rate of 4.76% and a dividend yield of 0%.

Note 6 – Stockholders’ Deficit

Common Stock

2022

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

During the year ended December 31, 2022, the Company issued Gregory Schifrin 250,000 shares related to the Clearwater acquisition and 537,715 shares for services provided in 2022.

F-14

2021

On February 10, 2021, the Company issued 266,667 common shares as a commitment fee. The shares were valued at $0.92, the closing price of the Company’s stock on February 10, 2021. During the year ended December 31, 2021, the Company recognized $245,334 of stock-based compensation related to this issuance.

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

During the year ended December 31, 2021, the Company accrued $80,112 for the Series A preferred stock dividend.

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

Stock option activity within the 2017 Equity Incentive Plan and warrant activity outside the plan, for the years ended December 31, 2022 and 2021 is as follows:

	Stock Options		Stock Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	72,000	$2.00	1,858,635	$0.67
Granted	–	–	–	–
Cancelled	–	–	–	–
Expired	–	–	–	–
Exercised	–	–	(1,435,000)	0.20
Outstanding at December 31, 2021	72,000	2.00	423,635	0.28
Granted	–	–	–	–
Cancelled	–	–	–	–
Expired	–	–	(306,135)	0.20
Exercised	–	–	–	–
Outstanding at December 31, 2022	72,000	$2.00	117,500	$0.50
Exercisable at December 31, 2022	72,000	$2.00	117,500	$0.50

As of December 31, 2022, the outstanding stock options have a weighted average remaining term of 4.82 years and had no intrinsic value, and the outstanding stock warrants have a weighted average remaining term of 2.43 years and had no intrinsic value. As of December 31, 2021, the outstanding stock options have a weighted average remaining term of 5.82 years and has no intrinsic value, and the outstanding stock warrants have a weighted average remaining term of 1.25 years and an intrinsic value of $104,550.

Note 7 – Commitments and Contingencies

Mining Claims

As part of our acquisition of the Center Star gold mine project, we acquire 15 Bureau of Land Management (“BLM”) unpatented mining claims and subsequently staked another 16 unpatented mining claims. In order to maintain the BLM lode \ claims, annual payments are required before the end of August of each year. As of December 31, 2022, all of these claims are in good standing.

Note 8 – Executive Employment Agreement

Effective August 1, 2020, the Company and Michael Lavigne, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of common stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of December 31, 2022 and 2021, 435,000 and 255,000 restricted stock units may be settled in shares of common stock, respectively. During the years ended December 31, 2022 and 2021, the Company recognized $35,888 and $162,465 of stock-based compensation related to the agreement, respectively.

Note 9 – Related Party Transactions

Notes Payable - Related Parties

During the year ended December 31, 2022, the Company entered into unsecured promissory notes with related parties totaling $53,000 with accrued interest of $3,049. The promissory notes bear interest at 12% per annum and are payable on demand.

Unsecured advances – related party

During the year ended December 31, 2022, the CEO of the Company paid $938 of expenses on the Company’s behalf. During the year ended December 31, 2021, a Director paid expenses on behalf of the Company of $30,528 and the Company made payments on advances of $20,000. As of March 31, 2021, Mr. Power and Dr. Carson are no longer considered related parties, and therefore all amounts due to them have been reclassified out of related party accounts. As of December 31, 2022 and 2021, the advances from related party balance were $21,190 and $20,252, respectively.

Consulting Agreement

On December 29, 2022, the Company entered into a two-year consulting agreement with Rock Creek Mining Company commencing on December 1, 2022, to provide consulting and advisory services. Michael Lavigne, the Company’s CEO, is an officer and a Director of Rock Creek Mining Company. The consulting agreement provides for compensation of $6,000 per month, payable on demand. During the year ended December 31, 2022, the Company incurred consulting fees of $6,000 related to this agreement.

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

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	December 31, 2022	December 31, 2021
Accrued interest payable – Mr. Gibbs	$12,130	$6,597
Accrued interest payable – Mr. Lavigne	1,517	–
Accrued interest payable – Mr. Schifrin	9,380	5,629
Accrued interest payable – Mr. Malhotra	1,841	1,041
	$24,868	$13,268

Note 10 – Income Taxes

Our net operating loss carry forward as of December 31, 2022 was $4,544,000, which may be used to offset future income taxes. Our net operating loss carry forward as of December 31, 2021 was $4,256,000, which may be used to offset future income taxes. Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for 2022 and 2021 is as follows:

	Years Ended December 31,
	2022	2021
Expected federal income tax benefit at statutory rate	60,378	$80,314
State taxes	10,063	13,386
Change in valuation allowance	(70,441)	(93,700)
Income tax benefit	$–	$–

Our deferred tax assets as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Deferred tax asset	1,113,183	$1,042,742
Valuation allowance	(1,113,183)	(1,042,742)
Deferred tax assets, net of allowance	$–	$–

Note 11 – Subsequent Events

On January 3, 2023, the Company (“Buyer”) entered into an asset purchase agreement with Gold Express Mines, Inc (“Seller”). Pursuant to the agreement, the Seller sell the following 1) Golden, Idaho Project located in Idaho County, Idaho and consisting of seventy-two unpatented mining claims 2) Seafoam District - located in Custer County, Idaho and consisting of five unpatented mining claims 3) Blacktail District - located in Lemhi County, Idaho and consisting of eight unpatented mining claims 4) Big-it Project- located in Shoshone County, Idaho consisting of twenty-five unpatented mining claims and a mineral lease over three unpatented mining claims and 94.86 acres of real property and 5) Terror Gulch (Capparelli Group) located in Shoshone County, Idaho consisting of twelve unpatented mining claims. The purchase price for the assets shall be 5,000,000 shares of the common stock of the Buyer valued at $0.20 per share.

On January 12, 2023, the Company entered into a subscription agreement with a related party to issue 714,286 shares of common stock at $0.14 per share for total cash proceeds of $100,000.

On March 24, 2023, the Company entered into a subscription agreement with Gold Express Mines, Inc. to issue 1,000,000 shares of common stock at $0.14 for total cash proceeds of $140,000.

On June 6, 2023, the Company entered into a memorandum of understanding for earn-in agreement(“MOU”) with Gold Express Mines, Inc. Per the MOU, the Company agreed to earn-in for up to 50% working interest in Kris Project, which has 69 unpatented mining claims located in Plumus County, CA. The Company paid Gold Express Mines, Inc. $100,000 shall spend $400,000 on the Kris Project in allowable expenditures over the next thirty-six months, assuming permitting for the work is obtained. In the event that permitting delays the exploration and other work programs, the earn-in period shall be extended accordingly. Allowable expenditures are sampling, drilling, assaying, geologic mapping and mine site improvements made or performed directly on the existing mine site or expanded mine site. Consulting fees for work directly benefiting the Project are also allowed including management of work, preparation of reports, and planning for Future work. Claim maintenance fees on the existing claims are also allowable expenditures, as are the costs of future land acquisitions which are deemed to benefit the Kris Project and which are approved by both parties beforehand. As part of the agreement, the Company shall make the Bureau of Land Management claim maintenance fees on the existing claims no later than August 15, 2023, and by August 15th in ensuing years during the earn-in period. MAG shall pay for the annual Plumus County "notice of intent to hold" recording costs and any other Plumus County fees or taxes which accrue during the earn-in period. These shall all be allowable expenses under the earn-in agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN GOLD CORPORATION

Date: July 17, 2023	By: /s/ Michael B. Lavigne President, Principal Executive Officer, Principal Accounting Officer & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael B. Lavigne	Principal Executive and Accounting Officer & Director	July 17, 2023
Michael B. Lavigne

/s/ Mark Rodenbeck	Director	July 17, 2023
Mark Rodenbeck

/s/ Greg Schifrin	Director	July 17, 2023
Greg Schifrin

/s/ Deepak Malhotra	Director	July 17, 2023
Deepak Malhotra

45