Form 10-Q/A
period 2023-03-31
MAGELLAN GOLD Corp
filed 2023-07-20
CIK 1515317

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

EXPLANATORY NOTE

The Company did not obtain a review of the interim financial statements included in this report by an independent public accountant using professional review standards and procedures, although such a review is required by the Rules of the Securities and Exchange Commission. As a result, this report is deficient until such a review has been obtained. To remedy this deficiency, the Company plans to have this report reviewed by its independent public accountant.

MAGELLAN GOLD CORPORATION

Form 10-Q/A March 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Magellan Gold Corporation

Consolidated Balance Sheets

(Unaudited)

	March 31, 2023 (1)	December 31, 2022
ASSETS
Current assets
Cash	$27,261	$743
Prepaid expenses and other current assets	102,131	5,950

Total current assets	129,392	6,693

Mineral rights and properties	1,000,000	–
Development costs	194,274	194,274

Total assets	$1,323,666	$200,967

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$192,046	$195,418
Accounts payable - related party	28,750	19,750
Accrued liabilities	206,468	206,468
Convertible note payable, net - related party	185,000	185,000
Convertible note payable, net	520,978	620,978
Accrued interest - related parties	28,544	24,868
Accrued interest	142,756	127,684
Advances payable - related party	21,190	21,190
Advances payable	22,924	18,223
Notes payable	78,000	78,000
Notes payable - related party	53,000	53,000
Derivative liability	126,393	148,165

Total current liabilities	1,606,049	1,698,744

Total liabilities	1,606,049	1,698,744

Commitments and contingencies

Shareholders' deficit:
Preferred shares, 25,000,000 shares
Series A preferred stock - $10.00 stated value; 2,500,000 authorized; 0 shares issued and outstanding	–	–
Common shares, $0.001 par value; 1,000,000,000 shares authorized;19,487,072 and 12,772,786 shares issued and outstanding, respectively	19,487	12,773
Additional paid-in capital	19,258,793	18,019,192
Accumulated deficit	(19,560,663)	(19,529,742)
Shareholders' deficit	(282,383)	(1,497,777)

Total liabilities and shareholders' deficit	$1,323,666	$200,967

(1) Not reviewed by the Company’s independent registered public accounting firm.

See accompanying notes to the unaudited consolidated financial statements

Magellan Gold Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2023 (1)	2022

Operating expenses:
General and administrative expenses	$33,945	$68,597

Total operating expenses	33,945	68,597

Operating loss	(33,945)	(68,597)

Other expense:
Interest expense	(18,748)	(65,689)
Gain on change in derivative liability	21,772	29,540

Total other expense	3,024	(36,149)

Net loss	$(30,921)	$(104,746)

Basic net loss per common share	$(0.00)	$(0.01)
Diluted net loss per common share	$(0.00)	$(0.01)

Basic weighted average	12,772,786	11,441,527
Diluted weighted average	12,772,786	11,441,527

(1) Not reviewed by the Company’s independent registered public accounting firm.

See accompanying notes to the unaudited consolidated financial statements

Magellan Gold Corporation

Consolidated Statements of Shareholders' Deficit

For the three months ended March 31, 2023 and 2022

(Unaudited)

			Additional
	Common Stock (1)		Paid - in	Accumulated
	Shares	Par Value	Capital (1)	Deficit (1)	Total (1)

Balance, December 31, 2022	12,772,786	$12,773	$18,019,192	$(19,529,742)	$(1,497,777)

Shares issued for cash	1,714,286	1,714	238,286	–	240,000
Shares issued for the acquisition of mineral properties	5,000,000	5,000	995,000	–	1,000,000
Stock based compensation	–	–	6,315	–	6,315
Net loss	–	–	–	(30,921)	(30,921)
Balance, March 31, 2023	19,487,072	$19,487	$19,258,793	$(19,560,663)	$(282,383)

Balance, December 31, 2021	11,340,403	$11,341	$17,692,236	$(17,969,813)	$(266,236)

Shares issued as deferred finance costs	180,000	180	53,820	–	54,000
Stock based compensation	–	–	12,615	–	12,615
Net loss	–	–	–	(104,746)	(104,746)
Balance, March 31, 2022	11,520,403	$11,521	$17,758,671	$(18,074,559)	$(304,367)

(1) Not reviewed by the Company’s independent registered public accounting firm.

See accompanying notes to the unaudited consolidated financial statements

Magellan Gold Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023 (1)	2022
Operating activities:
Net loss	$(30,921)	$(104,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on notes payable	–	46,788
Stock based compensation	6,315	12,615
Gain on change in derivative liability	(21,772)	(29,540)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(96,181)	(1,004)
Accounts payable and accrued liabilities	1,329	7,141
Accounts payable - related party	9,000	–
Accrued interest	18,748	12,901

Net cash used in operating activities	(113,482)	(55,845)

Investing activities:
Cash paid for development costs	–	(769)

Net cash used in investing activities	–	(769)

Financing activities:
Proceeds from notes payable from third parties	–	40,000
Repayment of convertible debt	(100,000)	–
Proceeds from sale of common stock	240,000	–

Net cash provided by financing activities	140,000	40,000

Net change in cash	26,518	(16,614)
Cash at beginning of period	743	18,766

Cash at end of period	$27,261	$2,152

Supplemental disclosure of cash flow information
Cash paid for interest	$–	$17,333
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Common stock issued for deferred financing costs	$–	$54,000
Expenses paid on behalf of the Company	$4,701	$938
Shares issued for the acquisition of mineral properties	$1,000,000	$–

(1) Not reviewed by the Company’s independent registered public accounting firm.

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

Dated: July 19, 2023

MAGELLAN GOLD CORPORATION By: /s/ Michael Lavigne Michael Lavigne Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

