Form 10-Q/A
period 2023-03-31
MAGELLAN GOLD Corp
filed 2023-07-28
CIK 1515317

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

On July 28, 2023, there were 19,487,072 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

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

See accompanying notes to the unaudited consolidated financial statements

Magellan Gold Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Operating expenses:
General and administrative expenses	$33,945	$68,597

Total operating expenses	33,945	68,597

Operating loss	(33,945)	(68,597)

Other expense:
Interest expense	(18,748)	(65,689)
Gain on change in derivative liability	21,772	29,540

Total other expense	3,024	(36,149)

Net loss	$(30,921)	$(104,746)

Basic net loss per common share	$(0.00)	$(0.01)
Diluted net loss per common share	$(0.00)	$(0.01)

Basic weighted average	18,302,945	11,441,527
Diluted weighted average	18,302,945	11,441,527

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

Golden Idaho Project

On January 3, 2023, the Company entered into an asset purchase agreement with Gold Express Mines, Inc (“Golden Express”). Pursuant to the agreement, the Seller sold the following 1) Golden, Idaho Project located in Idaho County, Idaho and consisting of seventy-two unpatented mining claims 2) Seafoam District - located in Custer County, Idaho and consisting of five unpatented mining claims 3) Blacktail District - located in Lemhi County, Idaho and consisting of eight unpatented mining claims 4) Big-it Project- located in Shoshone County, Idaho consisting of twenty-five unpatented mining claims and a mineral lease over three unpatented mining claims and 94.86 acres of real property and 5) Terror Gulch (Capparelli Group) located in Shoshone County, Idaho consisting of twelve unpatented mining claims. As of March 31, 2023, the total purchase price for the acquisition was determined to be $1,000,000 which consisted of 5,000,000 shares of common stock with a fair value of $1,000,000. The Company concluded the transaction qualified as an asset acquisition and all such acquisition costs have been capitalized. The Company concluded the purchase of a single set of assets qualified as an asset acquisition and all such acquisition costs have been capitalized as mineral rights and properties on the balance sheet. As of March 31, 2023, the Gold Express mineral rights and properties balance totaled $1,000,000.

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

3% Secured Convertible Note

On July 1, 2020, the Company issued a $125,000 Secured Convertible Note to a related party as part of the purchase of Clearwater Mining Corporation. The convertible note is secured by common stock of the Company, matures on July 1, 2022 and will accrue interest at the rate of 3% per annum, payable yearly in arrears beginning July 1, 2021. The Note is convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in July 2019. The $87,500 debt discount will be amortized over the term of the loan. Amortization expense of $21,815 was recognized during the year ended December 31, 2022. As of March 31, 2023 and December 31, 2022, the balance due to a related party under this note was $125,000, with accrued interest of $10,305 and $9,380, respectively.

AJB Convertible Note

On February 10, 2021, the Company entered into a debt agreement to borrow $200,000. The secured note has an original issuance discount of $16,000 along with $9,000 in legal and finder fees recorded as a discount, which will be amortized over the life of the note. The loan is secured by common stock of the Company, bears interest at a rate of 10% and has a six-month maturity. In August 2021, the note was extended six months and the interest rate was increased to 15%. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price shall be the less of 90% of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period ending on date of conversion of this note. The Company issued the debt holder 266,667 common shares as a commitment fee. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability of $95,715 was recorded as a discount on the convertible notes payable. On February 9, 2022, the Company extended the maturity to May 10, 2022. In consideration of the extension, the Company issued the debt holder 180,000 shares of common stock valued at $54,000. The incremental value of the debt modification of $54,000 will be recorded over the remaining life of the note ending May 10, 2022. On May 11, 2022, the Company agreed to a second amendment to extend the maturity of the AJB note to August 10, 2022. In consideration for the extension, the Company issued 233,334 shares of common stock at a price of $0.30 per share for a total value of $70,000. The incremental value of the debt modification of $70,000 will be recorded over the remaining life of the note ending August 10, 2022. On August 9, 2022, the Company agreed to a third amendment to extend the maturity of the AJB note to November 9, 2022. In consideration for the extension, the Company issued 233,334 shares of common stock at a price of $0.24 per share for a total value of $56,000. The incremental value of the debt modification of $56,000 will be recorded over the remaining life of the note ending November 9, 2022. Th AJB Convertible Note is due and payable in November 2023. In January 2023, the Note was extended to June 30, 2023. During the year ended December 31, 2022, the Company recognized $180,000 of expense related to the debt modification. During the three months ended March 31, 2023, the Company repaid $100,000 of principal on this note. As of March 31, 2023 and December 31, 2022, the balance on the loan was $100,000 and $200,000, with accrued interest of $10,400 and $7,400, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None, except as previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of the President, Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

_____________

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 28, 2023

MAGELLAN GOLD CORPORATION By: /s/ Michael Lavigne Michael Lavigne Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

