Form 10-Q
period 2023-09-30
MAGELLAN GOLD Corp
filed 2023-11-28
CIK 1515317

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

On November 27, 2023, there were 19,577,072 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

MAGELLAN GOLD CORPORATION

Form 10-Q September 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Magellan Gold Corporation

Consolidated Balance Sheets

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash	$12,885	$743
Prepaid expenses and other current assets	–	5,950

Total current assets	12,885	6,693

Mineral rights and properties	1,100,000	–
Development costs	194,274	194,274

Total assets	$1,307,159	$200,967

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$224,567	$195,418
Accounts payable - related party	55,750	19,750
Accrued liabilities	214,088	206,468
Convertible note payable, net - related party	185,000	185,000
Convertible note payable, net	530,978	620,978
Accrued interest - related parties	36,019	24,868
Accrued interest	175,431	127,684
Advances payable - related party	21,190	21,190
Advances payable	18,223	18,223
Notes payable	99,000	78,000
Notes payable - related party	53,000	53,000
Derivative liability	178,241	148,165

Total current liabilities	1,791,487	1,698,744

Total liabilities	1,791,487	1,698,744

Commitments and contingencies

Shareholders' deficit:

Preferred shares, 25,000,000 shares Series A preferred stock - $10.00 stated value; 2,500,000 authorized; 0 shares issued and outstanding	–	–
Common shares, $0.001 par value; 1,000,000,000 shares authorized; 19,577,072 and 12,772,786 shares issued and outstanding, respectively	19,577	12,773
Additional paid-in capital	19,285,571	18,019,192
Accumulated deficit	(19,789,476)	(19,529,742)
Shareholders' deficit:	(484,328)	(1,497,777)

Total liabilities and shareholders' deficit	$1,307,159	$200,967

See accompanying notes to the unaudited consolidated financial statements

Magellan Gold Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Operating expenses:
General and administrative expenses	$59,194	$33,313	$160,759	$133,121

Total operating expenses	59,194	33,313	160,759	133,121

Operating loss	59,194	33,313	160,759	133,121

Other expense:
Interest expense	(21,359)	(81,789)	(68,899)	(241,796)
Gain (loss) on change in derivative liability	(100,693)	38,372	(30,076)	(238,640)

Total other expense	(122,052)	(43,417)	(98,975)	(480,436)

Net loss	$(181,246)	$(76,730)	$(259,734)	$(613,557)

Basic net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.05)
Diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.05)

Basic weighted average	19,497,833	11,887,071	19,100,327	11,661,016
Diluted weighted average	19,497,833	11,887,071	19,100,327	11,661,016

See accompanying notes to the unaudited consolidated financial statements

Magellan Gold Corporation

Consolidated Statements of Shareholders' Deficit

For the nine months ended September 30, 2023 and 2022

(Unaudited)

			Additional
	Common Stock		Paid - in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2022	12,772,786	$12,773	$18,019,192	$(19,529,742)	$(1,497,777)

Shares issued for cash	1,714,286	1,714	238,286	–	240,000
Shares issued for the acquisition of mineral properties	5,000,000	5,000	995,000	–	1,000,000
Stock based compensation	–	–	6,315	–	6,315
Net loss	–	–	–	(30,921)	(30,921)
Balance, March 31, 2023	19,487,072	19,487	19,258,793	(19,560,663)	(282,383)
Stock based compensation	–	–	6,674	–	6,674
Net loss	–	–	–	(47,567)	(47,567)
Balance, June 30, 2023	19,487,072	19,487	19,265,467	(19,608,230)	(323,276)
Shares issued for cash	90,000	90	12,510	–	12,600
Stock based compensation	–	–	7,594	–	7,594
Net loss	–	–	–	(181,246)	(181,246)
Balance, September 30, 2023	19,577,072	$19,577	$19,285,571	$(19,789,476)	$(484,328)

Balance, December 31, 2021	11,340,403	$11,341	$17,692,236	$(17,969,813)	$(266,236)

Shares issued as deferred finance costs	180,000	180	53,820	–	54,000
Stock based compensation	–	–	12,615	–	12,615
Net loss	–	–	–	(104,746)	(104,746)
Balance, March 31, 2022	11,520,403	11,521	17,758,671	(18,074,559)	(304,367)
Shares issued as deferred finance costs	233,334	233	69,767	–	70,000
Stock based compensation	–	–	5,993	–	5,993
Net loss	–	–	–	(432,081)	(432,081)
Balance, June 30, 2022	11,753,737	11,754	17,834,431	(18,506,640)	(660,455)
Shares issued as deferred finance costs	233,334	233	55,767	–	56,000
Stock based compensation	–	–	10,800	–	10,800
Net loss	–	–	–	(76,730)	(76,730)
Balance, September 30, 2022	11,987,071	$11,987	$17,900,998	$(18,583,370)	$(670,385)

See accompanying notes to the unaudited consolidated financial statements

Magellan Gold Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(259,734)	$(613,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on notes payable	10,000	183,147
Stock based compensation	20,583	29,408
Loss on change in derivative liability	30,076	238,640
Changes in operating assets and liabilities:
Prepaid expenses and other assets	5,950	(948)
Accounts payable and accrued liabilities	41,470	(10,592)
Accounts payable - related party	36,000	–
Accrued interest	58,898	42,049

Net cash used in operating activities	(56,757)	(131,853)

Investing activities:
Cash paid for development costs	–	(769)
Cash paid for mineral rights	(100,000)	–

Net cash used in investing activities	(100,000)	(769)

Financing activities:
Proceeds from notes payable from third parties	21,000	63,000
Proceeds from notes payable from related parties	–	53,000
Repayment of advances from related parties	(4,701)	–
Repayment of convertible debt	(100,000)	–
Proceeds from sale of common stock	252,600	–

Net cash provided by financing activities	168,899	116,000

Net change in cash	12,142	(16,622)
Cash at beginning of period	743	18,766

Cash at end of period	$12,885	$2,144

Supplemental disclosure of cash flow information
Cash paid for interest	$–	$17,333
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Expenses paid on behalf of the Company	$4,701	$938
Shares issued for the acquisition of mineral properties	$1,000,000	$–
Conversion of Series A preferred stock and accrued dividend	$–	$180,000

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2022.

Our consolidated financial statements include our accounts and the accounts of our 100% owned subsidiaries, Clearwater and M Gold. All intercompany transactions and balances have been eliminated. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the nine months ended September 30, 2023, 72,000 stock options, 117,500 warrants, and 2,518,755 shares issuable from convertible notes were considered for their dilutive effects. For the nine months ended September 30, 2022, 72,000 stock options, 117,500 warrants, and 1,916,904 shares issuable from convertible notes were considered for their dilutive effects.

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

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At September 30, 2023, we had a working capital deficit of $1,778,602, we had not yet generated any significant revenues or achieved profitable operations and we have accumulated losses of $19,789,476. We expect to incur further losses in the development of our business, all of which raises substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due, of which there can be no assurance.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock but cannot assure that any future financing will occur.

Note 3 – Mineral Rights and Properties

Center Star Gold Mine

On July 1, 2020, the Company entered into a Stock Purchase Agreement to acquire Clearwater Gold Mining Corporation (“Clearwater”) which owns certain unpatented mining claims in Idaho County, Idaho that include the historic Center Star Gold Mine (“Center Star”) near Elk City, Idaho. As a result of the Clearwater acquisition, Gregory Schifrin, the sole shareholder of Clearwater, was appointed to serve as a member of the Company’s Board on July 1, 2020. In consideration for 100% of the issued and outstanding shares of Clearwater, the Company has agreed to pay Clearwater’s sole shareholder 1,000,000 shares of Magellan common stock, $125,000 convertible note and $25,000 in cash. The 1,000,000 shares are to be issued to the shareholder on and under the terms as follows: 250,000 shares at the time of closing, 250,000 shares at the time the Center Mine receives its permit to reopen the main portal of the mine, 250,000 shares at the point the main portal have been reopened and 250,000 shares two-years from closing concurrent the pay-off of the $125,000 convertible note. During the year ended December 31, 2022, the Company issued 250,000 shares for the acquisition of Clearwater valued at $37,500. During the year ended December 31, 2022, the Company evaluated the mineral rights and properties for impairment and recorded an impairment expense of $1,037,500. As of September 30, 2023 and December 31, 2022, the Clearwater mineral rights and properties balance totaled $0.

As of September 30, 2023 and December 31, 2022, the Company had $194,274 in capitalized development cost to develop gold resources at Center Star.

Golden Idaho Project

On January 3, 2023, the Company entered into an asset purchase agreement with Gold Express Mines, Inc (“Golden Express”). Pursuant to the agreement, the Seller sold the following 1) Golden, Idaho Project located in Idaho County, Idaho and consisting of seventy-two unpatented mining claims 2) Seafoam District - located in Custer County, Idaho and consisting of five unpatented mining claims 3) Blacktail District - located in Lemhi County, Idaho and consisting of eight unpatented mining claims 4) Big-it Project- located in Shoshone County, Idaho consisting of twenty-five unpatented mining claims and a mineral lease over three unpatented mining claims and 94.86 acres of real property and 5) Terror Gulch (Capparelli Group) located in Shoshone County, Idaho consisting of twelve unpatented mining claims. As of March 31, 2023, the total purchase price for the acquisition was determined to be $1,000,000 which consisted of 5,000,000 shares of common stock with a fair value of $1,000,000. The Company concluded the transaction qualified as an asset acquisition and all such acquisition costs have been capitalized. The Company concluded the purchase of a single set of assets qualified as an asset acquisition and all such acquisition costs have been capitalized as mineral rights and properties on the balance sheet. As of September 30, 2023, the Gold Express mineral rights and properties balance totaled $1,000,000.

Kris Project

On June 6, 2023, the Company entered into a memorandum of understanding for earn-in agreement(“MOU”) with Gold Express Mines, Inc. Per the MOU, the Company agreed to earn-in for up to 50% working interest in Kris Project, which has 69 unpatented mining claims located in Plumus County, CA. In March 2023, the Company paid Gold Express Mines, Inc. $100,000, which was recorded as a deposit, and shall spend $400,000 on the Kris Project in allowable expenditures over the next thirty-six months, assuming permitting for the work is obtained. In the event that permitting delays the exploration and other work programs, the earn-in period shall be extended accordingly. Allowable expenditures are sampling, drilling, assaying, geologic mapping and mine site improvements made or performed directly on the existing mine site or expanded mine site. Consulting fees for work directly benefiting the Project are also allowed including management of work, preparation of reports, and planning for Future work. Claim maintenance fees on the existing claims are also allowable expenditures, as are the costs of future land acquisitions which are deemed to benefit the Kris Project, and which are approved by both parties beforehand. As part of the agreement, the Company shall make the Bureau of Land Management claim maintenance fees on the existing claims no later than August 15, 2023, and by August 15th in ensuing years during the earn-in period. The Company shall pay for the annual Plumus County “notice of intent to hold” recording costs and any other Plumus County fees or taxes which accrue during the earn-in period. These shall all be allowable expenses under the earn-in agreement. As of September 30, 2023, the $100,000 deposit paid to Golden Express for the MOU was reclassed to mineral rights and properties on the balance sheet.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3	Fair value at September 30, 2023
Liabilities:
Derivative liability	$–	$–	$178,241	$178,241

	Level 1	Level 2	Level 3	Fair value at December 31, 2022
Liabilities:
Derivative liability	$–	$–	$148,165	$148,165

There were no transfers between Level 1, 2 or 3 during the period.

The table below presents the change in the fair value of the derivative liability during the nine months ended September 30, 2023:

Fair value as of December 31, 2022	$148,165
Loss on change in fair value of derivatives	(30,076)
Fair value as of September 30, 2023	$178,241

Note 5 – Notes payable, Convertible Note Payable and Derivative Liability

Notes payable

During the year ended December 31, 2022, the Company entered into unsecured promissory notes totaling $78,000. During the nine months ended September 30, 2023, the Company entered into an unsecured promissory note totaling $21,000. The promissory notes bear interest at 12% per annum and are payable on demand. As of September 30, 2023 and December 31, 2022, the notes payable balance was $99,000 and $78,000, with accrued interest of $14,303 and $6,130, respectively.

Series 2019A 10% Unsecured Convertible Notes

In 2019, the Company sold $135,000 of Series 2019A 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series 2019A Notes are convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The lenders were issued 100,000 common stock warrants with an exercise price of $2.00 per share. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in August and December 2019. The $135,000 debt discount is amortized over the term of the loan. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes mature twelve (12) months from the date of issue. The maturity date can be extended at the option of the Company for an additional one (1) year. There are two Series 2019A 10% Unsecured Convertible Notes that were due and payable in August 2020 and are currently past due and in default. The default interest rate on the notes is 12%. As of September 30, 2023 and December 31, 2022, the balance due under these notes is $75,000, with accrued interest of $33,213 and $26,481, respectively.

On October 1, 2019, the Company sold a 10% Unsecured Convertible Note for $145,978 due on demand to settle accounts payable. The purchase price of the 10% Unsecured Convertible Note is equal to the principal amount of the Note. The 10% Unsecured Convertible Note is convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital in October 2019. The debt discount will be amortized over the term of the loan. The 10% Unsecured Convertible Note will accrue interest at the rate of 10% per annum payable quarterly, accruing from the date of issuance. As of September 30, 2023 and December 31, 2022, the balance due under this note is $145,978, with accrued interest of $58,351 and $47,433, respectively.

Series 2020A 8% Unsecured Convertible Notes

In 2020, the Company sold $285,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 142,500 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. Two related parties purchased $60,000 of the 2020A notes. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital as of December 31, 2020. The $237,263 debt discount will be amortized over the term of the loan. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. In July 2020, $25,000 of Series 2020A 8% Unsecured Convertible Notes were converted into 50,000 shares of common stock at a conversion price of $0.50 per share. The Series 2020A 8% Unsecured Convertible Notes that were due and payable in November 2020 and are currently past due. If a default notice is received the interest rate will be 12%. As of September 30, 2023 and December 31, 2022, the balance due to a third party under these notes is $200,000, with accrued interest of $52,264 and $40,297, respectively.

AJB Convertible Note

On February 10, 2021, the Company entered into a debt agreement to borrow $200,000. The secured note has an original issuance discount of $16,000 along with $9,000 in legal and finder fees recorded as a discount, which will be amortized over the life of the note. The loan is secured by common stock of the Company, bears interest at a rate of 10% and has a six-month maturity. In August 2021, the note was extended six months and the interest rate was increased to 15%. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price shall be the less of 90% of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period ending on date of conversion of this note. The Company issued the debt holder 266,667 common shares as a commitment fee. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability of $95,715 was recorded as a discount on the convertible notes payable. On February 9, 2022, the Company extended the maturity to May 10, 2022. In consideration of the extension, the Company issued the debt holder 180,000 shares of common stock valued at $54,000. The incremental value of the debt modification of $54,000 will be recorded over the remaining life of the note ending May 10, 2022. On May 11, 2022, the Company agreed to a second amendment to extend the maturity of the AJB note to August 10, 2022. In consideration for the extension, the Company issued 233,334 shares of common stock at a price of $0.30 per share for a total value of $70,000. The incremental value of the debt modification of $70,000 will be recorded over the remaining life of the note ending August 10, 2022. On August 9, 2022, the Company agreed to a third amendment to extend the maturity of the AJB note to November 9, 2022. In consideration for the extension, the Company issued 233,334 shares of common stock at a price of $0.24 per share for a total value of $56,000. The incremental value of the debt modification of $56,000 will be recorded over the remaining life of the note ending November 9, 2022. Th AJB Convertible Note is due and payable in November 2023. In January 2023, the Note was extended to August 11, 2023 and is currently past due. In consideration for the extension, the principal amount of the note was increased by $10,000. The incremental value of the debt modification of $10,000 will be recorded as a debt discount and amortized over the remaining life of the note ending August 11, 2023. During the nine months ended September 30, 2023, the Company amortized $10,000 of debt discount. During the nine months ended September 30, 2023, the Company repaid $100,000 of principal on this note.

As of September 30, 2023, the total derivative liability on the above note was adjusted to a fair value of $178,241. During the nine months ended September 30, 2023, the Company recognized an additional $10,000 of debt discount and a day one loss of $2,136 related to the $10,000 increase in principal amount of the AJB. The debt discount will be amortized over the remaining life of the note ending August 11, 2023. The fair value of the conversion option was estimated using the Black-Scholes option pricing model and the following range of assumptions during the period: fair value of stock $0.12 - $0.20, volatility of 237.73% -250.85% based on a comparable company peer group, expected term of 0.50 years, risk-free rate of 4.76% - 5.47% and a dividend yield of 0%.

As of September 30, 2023 and December 31, 2022, the balance on the loan was $110,000 and $200,000, net of discount of $0, with accrued interest of $17,300 and $7,400, respectively.

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

On September 19, 2023, the Company received proceeds of $12,600 from an investor for the purchase of 90,000 shares of its common stock at a price of $0.14 per share.

Stock Warrants, Stock Options and the 2017 Equity Incentive Plan:

Under the 2017 Equity Incentive Plan, the Company is authorized to grant rights to acquire up to a maximum of 200,000 shares of common stock. The 2017 Plan provides for the grant of (1) both incentive and nonstatutory stock options, (2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights. As of September 30, 2023, the Company had 128,000 shares available for future grant.

Stock option activity within the 2017 Equity Incentive Plan and warrant activity outside the plan, for the nine months ended September 30, 2023 is as follows:

	Stock Options		Stock Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	72,000	$2.00	117,500	$0.50
Granted	–	–	–	–
Cancelled	–	–	–	–
Expired	–	–	–	–
Exercised	–	–	–	–
Outstanding at September 30, 2023	72,000	$2.00	117,500	$0.50
Exercisable at September 30, 2023	72,000	$2.00	117,500	$0.50

As of September 30, 2023, the outstanding stock options have a weighted average remaining term of 4.07 years and have no intrinsic value, and the outstanding stock warrants have a weighted average remaining term of 1.68 years and have no intrinsic value.

Note 7 – Commitments and Contingencies

Mining Claims

As part of our acquisition of the Center Star gold mine project, we acquired 15 Bureau of Land Management (“BLM”) unpatented mining claims and subsequently staked another 16 unpatented mining claims. In order to maintain the BLM lode \ claims, annual payments are required before the end of August of each year. As of September 30, 2023, all of these claims are in good standing.

Note 8 – Executive Employment Agreement

Effective August 1, 2020, the Company and Michael Lavigne, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of common stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of September 30, 2023, 570,000 restricted stock units may be settled in shares of common stock. During the nine months ended September 30, 2023, the Company recognized $20,583 of stock-based compensation related to the agreement.

Note 9 – Related Party Transactions

Notes Payable - Related Parties

During the year ended December 31, 2022, the Company entered into unsecured promissory notes with related parties totaling $53,000. The promissory notes bear interest at 12% per annum and are payable on demand. As of September 30, 2023 and December 31, 2022 the notes payable – related parties balance was $53,000, with accrued interest of $7,806 and $3,049  , respectively.

Series 2020A 8% Unsecured Convertible Notes

In 2020, the Company sold $285,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 142,500 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. Two related parties purchased $60,000 of the 2020A notes. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital as of December 31, 2020. The $237,263 debt discount will be amortized over the term of the loan. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. In July 2020, $25,000 of Series 2020A 8% Unsecured Convertible Notes were converted into 50,000 shares of common stock at a conversion price of $0.50 per share. The Series 2020A 8% Unsecured Convertible Notes that were due and payable in November 2020 and are currently past due. If a default notice is received the interest rate will be 12%. As of September 30, 2023 and December 31, 2022, the balance due to a related party under these notes is $60,000, with accrued interest of $16,028 and $12,438, respectively.

3% Secured Convertible Note

On July 1, 2020, the Company issued a $125,000 Secured Convertible Note to a related party as part of the purchase of Clearwater Mining Corporation. The convertible note is secured by common stock of the Company, matures on July 1, 2022 and will accrue interest at the rate of 3% per annum, payable yearly in arrears beginning July 1, 2021. The Note is convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in July 2019. The $87,500 debt discount will be amortized over the term of the loan. Amortization expense of $21,815 was recognized during the year ended December 31, 2022. As of September 30, 2023 and December 31, 2022, the balance due to a related party under this note was $125,000, with accrued interest of $12,185 and $9,380, respectively.

Advances- Related Parties

During the year ended December 31, 2022, the CEO paid $938 of expenses on behalf of the Company. As of September 30, 2023 and December 31, 2022, the advances related party balance totaled $21,190.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	September 30, 2023	December 31, 2022
Accrued interest payable – Mr. Gibbs	$17,814	$12,130
Accrued interest payable – Mr. Schifrin	12,185	9,380
Accrued interest payable – Mr. Malhotra	2,439	1,841
Accrued interest payable – Mr. Lavigne	3,581	1,517
	$36,019	$24,868

Consulting Agreement

On December 29, 2022, the Company entered into a two-year consulting agreement with Rock Creek Mining Company commencing on December 1, 2022, to provide consulting and advisory services. Michael Lavigne, the Company’s CEO, is an officer and a Director of Rock Creek Mining Company. The consulting agreement provides for compensation of $6,000 per month, payable on demand. During the nine months ended September 30, 2023, the Company incurred consulting fees of $54,000 related to this agreement.

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

Results of Operations for the three months ended September 30, 2023 and 2022

	Three months ended September 30,
	2023	2022
Operating expenses:
General and administrative expenses	$59,194	$33,313
Total operating expenses	59,194	33,313

Operating loss	(59,194)	(33,313)

Other income (expense):
Interest expense	(21,359)	(81,789)
Gain (loss) on change in derivative liability	(100,693)	(38,372)
Total other income (expense)	(122,052)	(43,417)

Net loss	$(181,246)	$(76,730)

Operating expenses

During the three months ended September 30, 2023, our total operating expenses included general and administrative expenses of $59,194 as compared to $33,313 during the three months ended September 30, 2022. The $25,881 increase is primarily associated with increases in professional and consulting fees.

Other income (expense)

During the three months ended September 30, 2023, total other income was $122,052 as compared to other expense of $43,417 during the three months ended September 30, 2022. The $78,635   increase was mainly related to the change in derivative liability.

Results of Operations for the nine months ended September 30, 2023 and 2022

	Nine months ended September 30,
	2023	2022
Operating expenses:
General and administrative expenses	$160,759	$133,121
Total operating expenses	160,759	133,121

Operating loss	(160,759)	(133,121)

Other income (expense):
Interest expense	(68,899)	(241,796)
Gain (loss) on change in derivative liability	30,076	(238,640)
Total other income (expense)	(98,975)	(480,436)

Net loss	$(259,734)	$(613,557)

Operating expenses

During the nine months ended September 30, 2023, our total operating expenses included general and administrative expenses of $160,759 as compared to $133,121 during the nine months ended September 30, 2022. The $27,638 increase is primarily associated with increases in professional and consulting fees.

Other income (expense)

During the nine months ended September 30, 2023, total other income was $98,975 as compared to other expense of $480,436 during the nine months ended September 30, 2022. The $381,461 decrease was mainly related to the change in derivative liability and decrease of the amortization of debt discount in 2023.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At September 30, 2023, we had not yet generated sufficient revenues or achieved profitable operations and we have accumulated losses of $19,789,476. We expect to incur further losses in the development of our business, all of which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due, of which there can be no assurance.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock but cannot assure that any future financing will occur.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Nine months ended September 30,
	2023	2022
Net cash used in operating activities	$(56,757)	$(131,853)

Net cash used in investing activities	(100,000)	(769)

Net cash provided by financing activities	168,899	116,000

Net change in cash	12,142	(16,622)
Cash beginning of period	743	18,766
Cash end of period	$12,885	$2,144

At September 30, 2023, we had $12,885 in cash and a $1,778,602 working capital deficit. This compares to cash of $743 and a working capital deficit of $1,692,051 at December 31, 2022.

Net cash used in operating activities during the nine months ended September 30, 2023 was $56,757 and was mainly comprised of our $259,734 net loss during the period, adjusted by a non-cash charges of $20,583 of stock compensation, accretion of discounts on notes payable of $10,000 and a loss on change in derivative liability of $30,076. In addition, it reflects changes in operating assets and liabilities of $142,318.

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

Net cash used in investing activities during the nine months ended September 30, 2023 was $100,000 which was comprised of cash payment for acquisition of mineral properties.

Net cash used in investing activities during the nine months ended September 30, 2022 was $769 which was comprised of cash payments for development costs.

During the nine months ended September 30, 2023, net cash provided by financing activities was $168,899 which was comprised of $252,600 proceeds from sale of common stock, $21,000 proceeds from notes payable, third parties, which were offset with the repayment of convertible debt of $100,000 and repayment of advances from third parties of $4,701.

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

Dated: November 28, 2023

MAGELLAN GOLD CORPORATION By: /s/ Michael Lavigne Michael Lavigne Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

