Form 10-K
period 2023-12-31
MAGELLAN GOLD Corp
filed 2024-04-18
CIK 1515317

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The aggregate market value of the 6,288,688 shares of voting and non-voting common equity held by non-affiliates of the Company calculated by taking the last sales price of the Company’s common stock of $0.1245 on June 30, 2023 was $782,942.

The number of shares outstanding of the registrant’s common stock, as of April 17, 2024 is 25,827,072.

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

None.

i

Forward-looking Statements

In General

Certain matters discussed in this Annual Report on Form 10-K (this “Annual Report”) may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the caption “Risk Factors,” set forth in Part I, Item 1A of this Annual Report. Such forward-looking statements include, but are not limited to, statements about our:

•	risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions);

•	uncertainties inherent in our exploratory and developmental activities, including risks relating to permitting and regulatory delays;

•	our future business plans and strategies;

•	our ability to commercially develop our mining interests.;

•	changes that could result from our future acquisition of new mining properties or businesses;

•	expectations regarding competition from other companies;

•	effects of environmental and other governmental regulations;

•	potential economic downturns and difficult conditions in the global capital and credit markets; and

•	our ability to raise additional financing necessary to conduct our business.

Forward looking statements may include estimated mineral reserves and resources which could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include:

•	the risk factors set forth the caption under “Risk Factors,” set forth in Part I, Item 1A of this Annual Report

•	changes in the market prices of precious minerals, including gold; and

•	uncertainties inherent in the estimation of ore reserves.

We have based these forward-looking statements largely on our current expectations, estimates, forecasts, and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this prospectus, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

THE COMPANY

The Company was formed and organized on September 28, 2010 under the laws of the State of Nevada. We are an exploration stage company, and our principal business is the acquisition and exploration of mineral projects. Presently our focus is on properties in the States of Idaho and California, but we are not limited geographically, and may acquire additional mineral projects outside of these areas in the future. We have not presently determined whether the mineral properties which we control contain mineral deposits that are economically recoverable.

The Company’s head office is located at 602 Cedar Street, Suite 205, Wallace, Idaho 83873.

MINERAL PROPERTIES DISCUSSION

ACQUISITION OF CLEARWATER GOLD CORPORATION

On July 1, 2020, the Company entered into a Stock Purchase Agreement to acquire Clearwater Gold Mining Corporation (“Clearwater”) which owns certain unpatented mining claims in Idaho County, Idaho that include the historic Center Star Gold Mine (“Center Star”) near Elk City, Idaho. In conjunction with the Clearwater acquisition, Gregory Schifrin, the sole shareholder of Clearwater, was appointed on July 1, 2020 to serve as a member of the Company’s Board. The Company acquired 100% of the issued and outstanding shares of Clearwater in consideration of 1,000,000 shares of Magellan common stock, a $125,000 convertible note and $25,000 in cash.

The contracted share issuance was to be made in increments as progress was achieved on gaining access to the mine. To date 750,000 shares have been issued and 250,000 shares are still pending issuance. With respect to the convertible secured note, $125,000 plus accrued interest is currently due for payment. During the year ended December 31, 2022, the Company evaluated the mineral rights and properties for impairment and recorded an impairment expense of $1,037,500. As of December 31, 2023 and 2022, the Clearwater mineral rights and properties balance totaled $0. During the year ended December 31, 2023, the Company evaluated the development costs for impairment and recorded an impairment expense of $194,274. As of December 31, 2023 and 2022, the Company had $0 and $194,274 in capitalized development cost to develop gold resources at Center Star Project.

MINERAL PROJECTS ACQUIRED FROM GOLD EXPRESS MINES, INC.

On January 3, 2023, the Company entered into an asset purchase agreement with Gold Express Mines, Inc (“Gold Express” or “Seller”). Pursuant to the agreement, the Seller sold the following 1) the Golden, Idaho Project located in Idaho County, Idaho and consisting of seventy-two unpatented mining claims; 2) the Seafoam District claims located in Custer County, Idaho and consisting of five unpatented mining claims; 3) the Blacktail District claims located in Lemhi County, Idaho and consisting of eight unpatented mining claims; 4) the Big-It Project located in Shoshone County, Idaho consisting of twenty-five Big-It Extension unpatented mining claims and a mineral lease termed the Big-It Lease Property consisting of three unpatented mining claims and 94.86 acres of real property; and 5) the Terror Gulch Project located in Shoshone County, Idaho consisting of twenty-six unpatented mining claims.

As of March 31, 2023, the total purchase price for the acquisition was determined to be $1,000,000 which consisted of 5,000,000 shares of common stock with a fair value of $1,000,000. The Company concluded the purchase of a single set of assets qualified as an asset acquisition and all such acquisition costs have been capitalized as mineral rights and properties on the balance sheet.

In August 2023, the Company reduced the number of claims at the Seafoam District to three claims, reduced the number of claims at the Blacktail District to five claims, reduced the number of claims at the Big-It Extension claims from twenty-five to nine claims, and reduced the Golden Project claims from seventy-two to forty-one claims. During the year ended December 31, 2023, the Company evaluated the mineral rights and properties for impairment and recorded an impairment expense of $1,000,000. As of December 31, 2023, the Gold Express mineral rights and properties balance totaled $0.

KRIS PROJECT EARN-IN AGREEMENT

On June 6, 2023, the Company entered a memorandum of understanding (“MOU”) to enter into a earn-in agreement with Gold Express Mines, Inc. In accordance with the MOU, the Company agreed to earn-in for up to a 50% working interest in the Kris Project, which has 7 unpatented mining claims located in Plumas County, CA.

In March 2023, the Company paid Gold Express Mines, Inc. $100,000, which was recorded as a deposit, and shall spend $400,000 on the Kris Project in allowable expenditures over the next thirty-six months, assuming permitting for the work is obtained. If permitting delays the exploration and other work programs, the earn-in period shall be extended accordingly. Allowable expenditures are sampling, drilling, assaying, geologic mapping, and mine site improvements made or performed directly on the existing mine site or expanded mine site. Consulting fees for work directly benefiting the Project are also allowed including management of work, preparation of reports, and planning for future work. Claim maintenance fees on the existing claims are also allowable expenditures, as are the costs of future land acquisitions which are deemed to benefit the Kris Project, and which are approved by both parties beforehand.

As part of the MOU agreement, the Company shall pay the Bureau of Land Management claim maintenance fees on the existing Kris Project claims by August 15th in the ensuing years during the earn-in period. The Company shall pay for the annual Plumas County “notice of intent to hold” recording costs and any other Plumas County fees or taxes which accrue during the earn-in period. These holding costs shall be allowable expenses under the earn-in agreement. As of December 31, 2023, the $100,000 deposit paid to Golden Express for the MOU was reclassed to mineral rights and properties on the balance sheet.

The Company and Gold Express have not executed the final Earn-In Agreement which will memorialize the terms of the MOU and describe the operating structure of the joint venture company which will be formed upon completion of the earn-in agreement. The Company anticipates signing of the Earn-In Agreement by the end of May 2024. The Company plans on beginning the required earn-in for the Kris Project in 2024 which will likely consist of additional drill holes stepping out from successful drilling done by GEM in 2022. One drill pad at the Kris Project is permitted and available for the drilling of additional drill holes. Further drilling from other newly proposed pads will require additional permitting with the U.S. Forest Service.

ADDITIONAL INFORMATION ON KEY PROJECTS

Key Projects

The Company has determined that the Key Projects of the Company are the Center Star Mine and the Kris Project. Both properties have substantial histories of development and production, and both are viewed as having a shorter path to revenue than other projects in the portfolio of the Company. The additional projects of the Company will be held for now, and work will be completed on these projects as time and funding allow. In the future the Company may also choose to sell, lease or joint venture its non-focus projects to other companies or interested parties, as management and the board of the Company may see fit.

Center Star Mine

Location, Access, and Logistics

The Center Star Mine is located 42 miles southeast of Grangeville, Idaho in Sections 26 and 35 of Township 29 N, Range 7 E.B.M. in the Ten Mile Mining District.

Access to the property is gained by a paved state highway connecting Grangeville and Elk City. A good mountain road approximately 5 miles in length extends from the highway to the mine. The mountain road is of a sufficient quality to transport equipment and materials to the mine. The road is typically snowed-in during winter months but could be maintained to allow for year-round access.

Power to the mine site will initially be provided by a diesel generator and a diesel compressor. In 1968 the mine site was connected to a 3-phase electrical power line. The power line is no longer operable but can be repaired and re-electrified in the future. Water to the site is available from a year-round mountain stream that should be adequate to meet the properties’ needs.

History

The Center Star deposit was developed around 1915 as an underground mine. In the early 1930’s the well-known mining entrepreneur Harry Day and associates did additional exploratory work, which included the sinking of an incline winze to a depth of 150 feet. Mr. Day’s interest in developing the property ended in 1931. In the late 1930’s additional outside investment resulted in a stamp mill being erected and more significant tonnages being mined. However, the War Powers Act Order L-208 forced the stoppage of operations in 1942.

After WWII ended, work went on from time-to-time at the Center Star and this sporadic work continued into the 1960’s. In 1968 a 6,800-foot power line was constructed and put into operation bringing electric power to the site. From 1968 to 1970 the underground workings were advanced an additional 500 feet. In 1971 the Center Mine was placed on standby awaiting more favorable gold prices.

In 1980 the Center Star Mine was again reopened. Between 1980 and 1981 the Center Star completed a $500,000 mine renovation, sampling, and drilling program. Over 2,000 samples were taken from various areas of the mine and the drill program resulted in defining an ore block estimated at 30,000 tons with grades between .46 and .63 ounces to the ton. Despite this progress, by 1984 the Center Star was once again placed on standby due to low gold prices. In 1985 the mill building , milling equipment  and several buildings on the property were removed and salvaged.

Clearwater Gold Corporation acquired the property by staking unpatented mining claims over the unclaimed ground in the late 1990’s and did some minor work on the project, as well as accumulation and organization of historic data on the project. The Company acquired all the issued and outstanding shares of Clearwater Gold Corporation as described above.

Geology

The Center Star Mine is in Idaho about midway between Golden, Idaho and Elk City, Idaho. It is in the Central Idaho Belt Series rocks and is in the Ten-Mile Mining District. The mine area is composed of banded Pre-Cambrian Belt gneisses and schists. The general area has been faulted, and intrusions of granite dikes and hornblendite sills are prominent. A series of faults and brecciated zones cuts through the country rock. The general trend of the faulted areas is approximately north 70 degrees east and dips 40 degrees or more to the southeast.

Quartz follows faulted zones, forming elongated veins and is also found as a replacement of gneiss. Sulfide mineralization is disseminated in the vein quartz and silicified wall rock and fills small fractures and shattered zones. The most abundant of these are pyrite and chalcopyrite. However, galena and sphalerite are commonly exposed in brecciated zones of quartz and wall rock.

The ore is found as irregular and generally elongated bodies following faults which strike approximately N70E. A shear zone 100 feet wide, extending from about 240 feet in the Weiss tunnel contains all the ore to be seen in the present workings. A series of faults parallel each other within this zone. The country rock, surrounding the shear zone, is composed of schist and gneiss. Intrusions of granite cutting the country rock are exposed in the Weiss tunnel. The schists and gneisses grade into silicified rock at the contact of the shear zone.

Drifting followed quartz veins which vary in thickness from one inch to ten feet, averaging about five feet. The quartz veins pinch and swell throughout their exposed length with alternating brecciation. Quartz in sometimes seen grading gradually into silicified wall rock where quartz veinlets may be observed extending into the wall rock. It is these veinlets that often contain sulfides and free gold.

Center Star Exploration Plans for 2024

Past exploration, development and production on the property has identified several ore bodies and targets for future exploration. Potential for additional mineralization is very good as known veins and ore bodies appear to be open for expansion in all directions. We will use known mineralization areas from previous geological reports to identify exploration targets.

We are using geological mapping, with rock sampling and assaying programs that will focus on taking samples from rock exposures to test and verify historical assay reports. Successful completion of the mapping and sampling program will help guide a drilling program to better define past reported ore blocks and resource estimates.

Subject to successful raising of additional capital we have budgeted $250,000 for exploration work over the next 6 to 12 months. This will be made up of $50,000 for sampling, assays, mapping, and computer modeling, and $200,000 for reverse-circulation drilling and associated assays.

We anticipate the exploration program will be co-managed by Greg Schifrin, a Director of the Company and John Ryan, a Director, and the CFO of the Company.

Kris Project

Location, Access, and Logistics

The Kris Prospect is a zone of gold mineralization in the upper plate of the Grizzly Mountain Thrust that stretches ten miles from Canyon Dam, California on the northwest to Crescent Mills, California on the southeast. The project is entirely within Plumas County, California

The Kris Prospect is located 109 road miles northwest of Reno, Nevada in Plumas County, California. Reno is a major center for mining related activity in the USA and there are many assay labs, metallurgical labs, service providers, drilling contractors and mineral industry consultants in the Greater Reno area.

Nearer the Kris Project there are restaurants, motels, a lumber yard, hardware outlets, and auto parts stores located in Chester, California, about 15 miles from the project.

The prospect is accessed by numerous well maintained Forest Service roads and a maze of lesser quality logging and mineral exploration drill roads. There is a rail siding on the Western Pacific Railroad less than two miles from the property. There is a very adequate supply of water for mining operations and high voltage power lines are within two miles of the property. Logging is the main industry of the area and there are many truck drivers and equipment operators in the local community.

The prospect is on forested land at an elevation of 4500-5500 feet. Winter snowfalls can be significant, but mining operations can be maintained throughout the winter.

Land Status

The Company has signed a Memorandum of Understanding with Gold Express Mines, Inc. to enter a Joint Venture (please see the more detailed description above). With respect to Gold Express Mines, Inc., it has entered into a lease with option to purchase agreement for the Kris Project with Robert Wetzel, a California based geologist who staked the claims comprising the project.

Mr. Wetzel staked and controls a total of 74 mining claims through his Company, “Grizzly Creek Eco Gold”. Mr. Wetzel located lode claims Kris #1-28, #41-57 and #61-66 to cover the area around the Clear Creek Mine and Goldstripe Mine, and Kris #100-110, #114-120 to cover the area around the Cherokee Mine. In addition, six “Kris Placer” claims have been located over the existing heap leach pad areas.

Past Production and History

There are at least ten historical mines along the ten-mile mineral belt which hosts the Kris Project that have each produced from 10,000 to 100,000 ounces of gold, as well as numerous smaller mines and prospects. Total production from this mineral trend, according to estimates presented in the California Division of Mines and Geology Bulletin #193, was more than 250,000 ounces of gold. Most of this production occurred during the period from 1860-1900. There was also significant mining activity from 1931-1942. Virtually all the historic production before WWII was by underground methods.

With the rise in the price of gold in 1979, there was renewed interest in the potential of this district, especially for development of open-pit, heap-leachable gold deposits. A brief history of the exploration and mining conducted in the 1980s is presented below.

Teck Resources dug and sampled about 6000’ of backhoe trenches in 1979 and NCA drilled 27 shallow rotary holes in 1980.

Houston International carried out a comprehensive exploration program focusing on the Clear Creek and Monkey James areas in 1980-81. Following mapping and sampling, they completed 10,600 feet of air track, rotary and diamond drilling. The NCA/Calgom Joint Venture acquired Houston International’s properties in December of 1981.

Calgom conducted rotary drilling from June to October 1981 focusing on the Goodwin, South Wolf Creek and Gold Queen areas. This drilling totaled 13,275 feet in 93 holes. The Wolf Creek Adit was reopened and mapped and sampled in 1981. Significant property acquisitions were made in late 1981 and early 1982 bringing the venture holdings to about 9800 acres.

A major exploration effort was undertaken on the Goldstripe project in 1982. A total of 43,965 feet of drilling in 338 rotary holes was completed. 299 of these holes were drilled using conventional rotary and 39 were drilled using reverse circulation. Hole depths ranged from 40 to 320 feet. The Beatty ground between the Clear Creek and Goodwin areas was acquired in October 1982 and drilling was initiated but not completed.

Pincock, Allen and Holt prepared a feasibility study in 1984 that showed a minable reserve for the known deposits of 1,546,115 tons of 0.071 opt Au. PAH projected a minable reserve of 731,490 tons of 0.073 at a 4.2: 1 stripping ratio at the Clear Creek deposit, and 148,400 tons at 0.071 opt Au at a 5.5:1 stripping ratio at the Monkey James deposit.

Permits were acquired and mining started on the Clear Creek deposit in 1985. Royal Gold of Denver acquired the project in 1987 and referred to the project as the Clear Creek Mine. According to records of Mr. Z. A. Arlin, the mine manager at the time, 744,775 tons at a grade of 0.065 opt Au were mined from the Clear Creek deposit, 119,724 tons of 0.057 were mined from the Monkey James and 20,710 tons of 0.044 were mined at the Goodwin. In total, 56,250 oz of gold in 885,209 ore tons at a grade of 0.064 ounces per ton were mined from 1985-89, along with 5,526,243 tons of waste rock.

Limited leaching of the heaps continued after mining stopped in 1989. The heaps were drilled in 1990 and were estimated to contain 894,000 tons with a residual grade of 0.033 opt Au. In 1991, Royal Gold conducted preliminary reclamation work and then forfeited a $340,000 reclamation bond to the Forest Service, who completed reclamation work. In 2010, the heaps are now well revegetated.

The price of gold declined from about $500/oz in 1982 to less than $350/oz in 1992. Virtually all the lode claims in the district were abandoned by 1994.

Grizzly Creek Eco Gold began preliminary exploration work in 2009 and began locating claims in May 2010. Mr. Wetzel undertook work on the project as time and funds allowed.

Gold Express Mines leased the Kris Project and two other California projects from Mr. Wetzel in 2021. Mr. Wetzel had previously obtained a drill permit on the Kris Project which was available to be used by Gold Express Mines for drilling which occurred in October of 2022.

Drilling at the project commenced on October 5, 2022, and was completed on October 21, 2022. All reclamation work required by the permit was also finished by the end of October. The results from the drilling were exceptional and exceeded the expectations of Mr. Wetzel and Gold Express Mines personnel. Each of the three holes had very good gold results. The highlights of the drilling were as follows:

•	Drill hole K22C-1 had a total depth of 417.5 feet and had an interval of ten feet (from 235-245′) that ran 0.445 ounces per ton gold gold;
•	Drill hole K22C-2 had a total depth of 318.0 feet and had an interval of fifteen feet (from 245-260′) that ran 0.340 ounces per ton gold gold;
•	Drill hole K22C-3 had a total depth of 352.0 feet and had an interval of fifteen feet (from 270-285′) that ran 0.246 ounces per ton gold gold.

The true width intervals of each of the above have not yet been calculated but are not far off the apparent widths due to known drilling and bedding geometries. These drill results indicate that a high-grade gold system is present on the property which may be amenable to underground mining. The indicated widths of the mineralized intervals were very good and highly positive for a potential future operation.

Regional Geology and Deposit Type

The rocks in the project area are primarily a thick sequence of weakly metamorphosed middle to late Paleozoic peletic rocks with some volcanic interbeds. The dominant rock type at both the Clear Creek and Cherokee mines is a thinly fissile phyllite/slate of the Permian Arlington Formation, which has been thrust over a zone of serpentine ultramafic rocks and mixed intrusive rocks by the regional Grizzly Mountain Thrust Fault. The Grizzly Mtn. Thrust is sympathetic and strikes parallel to the Melones (Mother Lode) Fault about 10 miles west of the project area.

The Clear Creek-Cherokee mineralization is a classic example of mesothermal shear zone hosted or “Mother Lode” type mineralization. Two main types of gold mineralization have been noted in the district. The first is quartz veining with veins made up of ribbons of white to blue grey quartz separated by selvages of sericite-chlorite+-carbon with minor pyrite and fine to coarse free gold. This veining often runs more than 0.4 opt Au. The ore shoots of this type of mineralization are typically 2-10 feet wide, up to a few hundred feet along strike and of varying depth down rake. Most of the historic mining targeted this type of mineralization.

The second type of mineralization consists of stockworks of quartz veinlets in strongly sericitized and albitite-phyllite or intrusive rock. Pyrite is common both in the quartz veinlets and sericite-albitite rock. This mineralization can be spatially associated with the first type. Arsenic concentrations in both types are typically less than 100 ppm. This type of mineralization can be 50 feet thick, more than a thousand feet along strike and very extensive down dip and typically runs from 0.05- 0.40 opt Au. These zones can be stacked in the thrust fault zone that has an overall thickness of hundreds of feet.

Ribbon quartz veins have produced more than 10 million ounces of gold in the Grass Valley-Nevada City district and sericite-quartz+-albite-pyrite zones have produced plus large gold deposits in many districts in California including Royal Mountain King, Jamestown, Plymouth-Jackson and Carson Hill. All of these districts had production to depths of greater than 3000 feet with consistent grade.

Where the zones of mineralization transect serpentine, the rock has been strongly altered to an ankerite-fuchsite-quartz-pyrite assemblage. This rock typically shows erratic gold concentration along the Goldstripe-Cherokee trend. Ankerite-fuchsite-quartz-pyrite rock constituted ore at many mines on the main Mother Lode especially Carson Hill and the Pine Tree-Josephine.

Like the Mother Lode, mineralization is associated with a major regional reverse fault. Virtually all the gold mineralization in the Goldstripe-Cherokee belt is in the hanging wall or upper plate of the northwest trending shallow to moderately southwest dipping 10 plus mile long Grizzly Mountain Thrust fault. The zones of mineralization generally parallel the regional foliation which parallels the Grizzly Mountain Mtn. thrust. There are also zones of high angle mineralization that cut the regional foliation. Mineralized zones hundreds of feet thick have been developed along the zone.

Kris Exploration Plans for 2024

Past exploration, development and production on the property has identified several ore bodies and targets for future exploration. Potential for additional mineralization is very good as known veins and ore bodies appear to be open for expansion in all directions. Drill targets for future potential gold mineralization expansion are apparent, and one permitted drill pad is available for an immediate drill program. Snow levels in this area typically are clear by early June and the area stays open for drilling activity until mid-November.

Subject to successful raising of sufficient additional capital, we have budgeted $250,000 for core drilling of four holes from the existing permitted pad and for associated assays of samples. We are also allocating $30,000 for work associated with filing of permits for new drill pads along the strike of the indicated vein system.

We anticipate the exploration program will be co-managed by Greg Schifrin, a Director of the Company and John Ryan, a Director, and the CFO of the Company.

OUR EXPLORATION PROCESS

Our exploration program is designed to acquire, explore, and evaluate exploration properties in an economically efficient manner. We have not at this time identified or delineated any mineral reserves on any of our properties.

We expect our exploration work on a given property to proceed generally in three phases. Decisions about proceeding to each successive phase will take into consideration the completion of the previous phases and our analysis of the results of those phases.

The first phase is intended to determine whether a prospect warrants further exploration and involves:

•	researching the available geologic literature;

•	interviewing geologists, mining engineers and others familiar with the prospect sites;

•	conducting geologic mapping, geophysical testing, and geochemical testing;

•	examining any existing workings, such as trenches, prospect pits, shafts, or tunnels;

•	digging trenches that allow for an examination of surface vein structures as well as for efficient reclamation, contouring and re-seeding of disturbed areas; and

•	analyzing samples for minerals that are known to have occurred in the test area.

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

The third phase is intended to precisely define depth, width, length, tonnage and value per ton of any deposit that has been identified and would involve:

•	drilling to develop the mining site;

•	conducting metallurgical testing; and

•	obtaining other pertinent technical information required to define an ore reserve and complete a feasibility study depending upon the nature of the deposit, the third phase on any one property could take one to five years or more and cost well more than $1 million. None of our properties has reached the third phase.

We intend to explore and develop our properties ourselves, although our plans could change depending on the terms and availability of financing and the terms or merits of any joint venture proposals.

GOVERNMENT REGULATION

General

Our activities are and will be subject to extensive federal, state, and local laws governing the protection of the environment, prospecting, mine development, production, taxes, labor standards, occupational health, mine safety, toxic substances, and other matters. The costs associated with compliance with such regulatory requirements are substantial and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development and continued operation of our properties, the extent of which cannot be predicted. In the context of environmental permitting, including the approval of reclamation plans, we must comply with known standards and regulations which may entail significant costs and delays.

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

Risks Related to our Business.

Due to our history of operating losses our auditors are uncertain that we will be able to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the reports of our auditors issued in connection with our consolidated financial statements for the fiscal years ended December 31, 2023 and 2022, contain explanatory paragraphs indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern.

We have no history of and limited experience in mineral production.

We have no history of and limited experience in producing gold or other metals. In addition, our management has limited technical training and experience with exploring for, starting and/or operating a mine. Our management may not be fully aware of many of the specific requirements related to working within this industry. Their decisions and choices may not consider standard engineering or managerial approaches mineral exploration companies commonly use. Our operations, earnings and ultimate financial success could suffer due to our management’s limited experience in this industry. As a result, we would be subject to all the risks associated with establishing a new mining operation and business enterprise. We may never successfully establish mining operations, and any such operations may not achieve profitability.

We have no proven or probable reserves.

We are currently in the exploration stage and have no proven or probable reserves, as those terms are defined by the Securities and Exchange Commission (“SEC”) on any of our properties.

To demonstrate the existence of proven or probable reserves under SEC guidelines, it would be necessary for us to advance the exploration of our properties by significant drilling to demonstrate the existence of sufficient mineralized material with satisfactory continuity which would provide the basis for a feasibility study which would demonstrate with reasonable certainty that the mineralized material can be economically extracted and produced. We do not have sufficient data to support a feasibility study regarding the Properties, and to perform the drill work to support such feasibility study, we must obtain the necessary permits and funds to continue our exploration efforts.

It is possible that, even after we have obtained sufficient geologic data to support a feasibility study on the Properties, such study will conclude that none of the identified mineral deposits can be economically and legally extracted or produced. If we cannot adequately confirm or discover any mineral reserves of precious metals on the Properties, we may not be able to generate any revenues. Even if we discover mineral reserves on the Properties in the future that can be economically developed, the initial capital costs associated with development and production of any reserves found is such that we might not be profitable for a significant time after the initiation of any development or production. The commercial viability of a mineral deposit once discovered is dependent on several factors beyond our control, including attributes of the deposit such as size, grade, and proximity to infrastructure, as well as metal prices. In addition, development of a project as significant as the ones we might be planning will likely require significant debt financing, the terms of which could contribute to a delay of profitability.

The exploration of mineral properties is highly speculative in nature, involves substantial expenditures and is frequently non-productive.

Mineral exploration is highly speculative in nature and is frequently non-productive. Substantial expenditures are required to:

•	establish ore reserves through drilling and metallurgical and other testing techniques;
•	determine metal content and metallurgical recovery processes to extract metal from the ore; and
•	design mining and processing facilities.

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

If our exploration efforts at our prospects are successful, of which there can be no assurance, our current estimates indicate that we may be required to raise substantial external financing to develop and construct the mines. Sources of external financing could include bank borrowings and debt and equity offerings, but financing has become significantly more difficult to obtain in the current market environment. The failure to obtain financing would have a material adverse effect on our growth strategy and our results of operations and financial condition. We currently have no specific plan to obtain the necessary funding and there exist no agreements, commitments, or arrangements to provide us with the financing that we may need. There can be no assurance that we will commence production at any of our Properties or generate sufficient revenues to meet our obligations as they become due or obtain necessary financing on acceptable terms, if at all, and we may not be able to secure the financing necessary to begin or sustain production at the Properties. Our failure to raise needed funding could also result in our inability to meet our future royalty and work commitments under our mineral leases, which could result in a forfeiture of our mineral interest altogether and a default under other financial commitments. In addition, should we incur significant losses in future periods, we may be unable to continue as a going concern, and we may not be able to realize our assets and settle our liabilities in the normal course of business at amounts reflected in our financial statements included or incorporated herein by reference.

We may not be able to obtain permits required for development of the Properties.

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. We will be required to obtain numerous permits for our Properties. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings. Our efforts to develop the Properties may also be opposed by environmental groups. In addition, mining projects require the evaluation of environmental impacts for air, water, vegetation, wildlife, cultural, historical, geological, geotechnical, geochemical, soil and socioeconomic conditions. An Environmental Impact Statement would be required before we could commence mine development or mining activities. Baseline environmental conditions are the basis on which direct and indirect impacts of the Properties are evaluated and based on which potential mitigation measures would be proposed. If the Properties were found to impact the baseline conditions significantly adversely, we could incur significant additional costs to avoid or mitigate the adverse impact, and delays in the development of Properties could result.

Permits would also be required for, among other things, storm-water discharge; air quality; wetland disturbance; dam safety (for water storage and/or tailing storage); septic and sewage; and water rights appropriation. In addition, compliance must be demonstrated with the Endangered Species Act and the National Historical Preservation Act.

The mining industry is intensely competitive.

The mining industry is intensely competitive. We may be at a competitive disadvantage because we must compete with other individuals and companies, many of which have greater financial resources, operational experience, and technical capabilities than we do. Increased competition could adversely affect our ability to attract necessary capital funding or acquire suitable producing properties or prospects for mineral exploration in the future. We may also encounter increasing competition from other mining companies in our efforts to locate acquisition targets, hire experienced mining professionals and acquire exploration resources.

Our future success is subject to risks inherent in the mining industry.

Our future mining operations, if any, would be subject to all the hazards and risks normally incident to developing and operating mining properties. These risks include:

•	insufficient ore reserves;

•	fluctuations in metal prices and increase in production costs that may make mining of reserves uneconomic;

•	significant environmental and other regulatory restrictions;

•	labor disputes; geological problems;

•	failure of underground stopes and/or surface dams;

•	force majeure events; and

•	the risk of injury to persons, property, or the environment.

Our future profitability will be affected by changes in the prices of metals.

If we establish reserves, and complete development of a mine, our profitability and long-term viability will depend, in large part, on the market price of gold. The market prices for metals are volatile and are affected by numerous factors beyond our control, including:

•	global or regional consumption patterns;

•	supply of, and demand for, gold and other metals;

•	speculative activities;

•	expectations for inflation; and

•	political and economic conditions.

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

Our operations and exploration and development activities are subject to extensive federal, state, and local laws and regulations governing various matters, including:

•	environmental protection;

•	management and use of toxic substances and explosives;

•	management of natural resources;

•	exploration and development of mines, production, and post-closure reclamation;

•	taxation;

•	labor standards and occupational health and safety, including mine safety; and

•	historic and cultural preservation.

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

Mining exploration and mining are subject to the potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring because of mineral exploration and production. Insurance against environmental risk (including potential liability for pollution or other hazards because of the disposal of waste products occurring from exploration and production) is not generally available to us (or to other companies in the minerals industry) at a reasonable price.

Environmental regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage, and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees.

To the extent we are subject to environmental liabilities, the settlement of such liabilities or the costs that we may incur to remedy environmental pollution would reduce funds otherwise available to us and could have a material adverse effect on our financial condition and results of operations. If we are unable to fully remedy an environmental problem, it might be required to suspend operations or enter interim compliance measures pending completion of the required remedy. The environmental standards that may ultimately be imposed at a mine site impact the cost of remediation and may exceed the financial accruals that have been made for such remediation. The potential exposure may be significant and could have a material adverse effect on our financial condition and results of operations.

Moreover, governmental authorities and private parties may bring lawsuits based upon damage to property and injury to persons resulting from the environmental, health and safety impacts of our operations, which could lead to the imposition of substantial fines, remediation costs, penalties, and other civil and criminal sanctions. Substantial costs and liabilities, including for restoring the environment after the closure of mines, are inherent in our proposed operations.

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

We are required to obtain government permits to begin new operations. The acquisition of such permits can be materially impacted by third party litigation seeking to prevent the issuance of such permits. The costs and delays associated with such approvals could affect our operations, reduce our revenues, and negatively affect our business.

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

Mineral exploration and development inherently involve significant and irreducible financial risks. We may suffer from the failure to find and develop profitable mineral deposits.

The exploration for and development of mineral deposits involves significant financial risks, which even a combination of careful evaluation, experience and knowledge may not eliminate. Unprofitable efforts may result from the failure to discover mineral deposits. Even if mineral deposits are found, such deposits may be insufficient in quantity and quality to return a profit from production, or it may take several years until production is possible, during which time the economic viability of the project may change. Few properties which are explored are ultimately developed into producing mines. Mining companies rely on consultants and others for exploration, development, construction, and operating expertise.

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

Once a mineral deposit is developed, whether it will be commercially viable depends on several factors, including: the attributes of the deposit, such as size, grade, and proximity to infrastructure; government regulations including taxes, royalties, and land tenure; land use, importing and exporting of minerals and environmental protection; and mineral prices. Factors that affect adequacy of infrastructure include reliability of roads, bridges, power sources and water supply; unusual or infrequent weather phenomena; sabotage; and government or other interference in the maintenance or provision of such infrastructure. All these factors are highly cyclical. The exact effect of these factors cannot be accurately predicted, but the combination may result in not receiving an adequate return on invested capital.

Significant investment risks and operational costs are associated with our exploration activities. These risks and costs may result in lower economic returns and may adversely affect our business.

Mineral exploration, particularly for gold, involves many risks and is frequently unproductive. If mineralization is discovered, it may take several years until production is possible, during which time the economic viability of the project may change.

Development projects may have no operating history upon which to base estimates of future operating costs and capital requirements. Development project items such as estimates of reserves, metal recoveries and cash operating costs are largely based upon the interpretation of geologic data, obtained from a limited number of drill holes and other sampling techniques, and feasibility studies. Estimates of cash operating costs are then derived based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, actual cash operating costs and economic returns of all development projects may materially differ from the costs and returns estimated, and accordingly, our financial condition and results of operations may be negatively affected.

Our failure to satisfy the financial commitments under the agreements controlling our rights to explore on our current prospects could result in our loss of those potential opportunities.

We hold all our mineral interests under agreements and commitments that require ongoing financial obligations, including work commitments. Our failure to satisfy those obligations could result in a loss of those interests. In such an event, we would be required to recognize an impairment of the assets currently reported in our financial statements.

We are required to obtain government permits to begin new operations. The acquisition of such permits can be materially impacted by third party litigation seeking to prevent the issuance of such permits. The costs and delays associated with such approvals could affect our operations, reduce our revenues, and negatively affect our business.

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

An important element of our business strategy is the opportunistic acquisition of operating mines, properties and businesses or interests therein within our geographical area of interest. While it is our practice to engage independent mining consultants to assist in evaluating and making acquisitions, any mining properties, or interests therein we may acquire may not be developed profitably or, if profitable when acquired, that profitability might not be sustained. In connection with any future acquisitions, we may incur indebtedness or issue equity securities, resulting in increased interest expense, or dilution of the percentage ownership of existing shareholders. We cannot predict the impact of future acquisitions on the price of our business or our common stock. Unprofitable acquisitions, or additional indebtedness or issuances of securities in connection with such acquisitions, may impact the price of our common stock and negatively affect our results of operations.

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

The Sarbanes-Oxley Act of 2002 (“SOX”), which became law in July 2002, has impacted our corporate governance, securities disclosure and compliance practices. In response to the requirements of SOX, the SEC and major stock exchanges have promulgated rules and listing standards covering a variety of subjects. Compliance with these rules and listing standards are likely to increase our general and administrative costs, and we expect these to continue to increase in the future. We are required to include the management report on internal control as part of our annual reports pursuant to Section 404 of SOX. We have evaluated our internal control systems in order (i) to allow management to report on our internal controls, as required by these laws, rules and regulations, (ii) to provide reasonable assurance that our public disclosure will be accurate and complete, and (iii) to comply with the other provisions of Section 404 of SOX. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact these may have on our operations. Furthermore, there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements relating to internal controls and all other provisions of Section 404 in a timely fashion or achieve adequate compliance with these requirements or other requirements of SOX, we might become subject to sanctions or investigation by regulatory authorities such as the SEC or FINRA. Any such action may materially adversely affect our reputation, financial condition, and the value of our securities, including our common stock. SOX and these other laws, rules and regulations have increased legal and financial compliance costs and have made our corporate governance activities more difficult, time-consuming, and costly.

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

Nevada law provides that our directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as directors. Our by-laws require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing shareholders from recovering damages against our directors caused by their negligence, poor judgment, or other circumstances. The indemnification provisions may require us to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

The Company is subject to extensive government regulations and permit requirements.

Operations, development, and exploration on the Company’s properties are affected to varying degrees by political stability and government regulations relating to such matters as environmental protection, health, safety and labor, mining law reform, restrictions on production, price controls, tax increases, maintenance of claims, tenure, and expropriation of property. Failure to comply with applicable laws and regulations may result in fines or administrative penalties or enforcement actions, including orders issued by regulatory or judicial authorities enjoining or curtailing operations or requiring corrective measures, installation of additional equipment or remedial actions, any of which could result in the Company incurring significant expenditures.

The activities of the Company require licenses and permits from various governmental authorities. The Company currently has been granted the requisite licenses and permits to enable it to carry on its existing business and operations. There can be no assurance that the Company will be able to obtain all the necessary licenses and permits which may be required to carry out exploration, development, and mining operations for its projects in the future. The Company might find itself in situations where the state of compliance with regulation and permits can be subject to interpretation and challenge from authorities that could carry risk of fines or temporary stoppage.

Opposition of the Company’s exploration, development and operational activities may adversely affect the Company’s reputation, its ability to receive mining rights or permits and its current or future activities.

Maintaining a positive relationship with the communities in which the Company operates is critical to continuing successful exploration and development. Community support for operations is a key component of a successful exploration or development project. Various international and national laws, codes, resolutions, conventions, guidelines, and other materials relating to corporate social responsibility (including rights with respect to health and safety and the environment) may also require government consultation with communities on a variety of issues affecting local stakeholders, including the approval of mining rights or permits.

The Company may come under pressure in the jurisdictions in which it explores or develops to demonstrate that other stakeholders benefit and will continue to benefit from its commercial activities. Local stakeholders and other groups may oppose the Company’s current and future exploration, development, and operational activities through legal or administrative proceedings, protests, roadblocks, or other forms of public expression against the Company’s activities. Opposition by such groups may have a negative impact on the Company’s reputation and its ability to receive necessary mining rights or permits. Opposition may also require the Company to modify its exploration, development or operational plans or enter into agreements with local stakeholders or governments with respect to its projects, in some cases causing considerable project delays. Any of these outcomes could have a material adverse effect on the Company’s business, financial condition, results of operations and Common Share price.

The title to the Company’s properties could be challenged or impugned.

Although the Company has or will receive title opinions for any properties in which it has a material interest, there is no guarantee that title to such properties will not be challenged or impugned. The Company has not conducted surveys of the claims in which it holds direct or indirect interests and, therefore the precise area and location of the properties may be in doubt. The Company’s properties may be subject to prior unregistered agreements or transfers, or native land claims and title may be affected by unidentified or unknown defects. Title insurance is generally not available for mineral properties and the Company’s ability to ensure that it has obtained secure claims to individual mineral properties or mining concessions may be constrained. A successful challenge to the Company’s title to a property or to the precise area and location of a property could cause delays or stoppages to the Company’s exploration, development, or operating activities without reimbursement to the Company. Any such delays or stoppages could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Other Risks

We are not insured against all possible losses that could result from our mineral project development activities, including the operation of heavy equipment, and we may not be able to defend against lawsuits or pay judgments rendered against us in connection with such activities.

We do not currently insure against all the risks and hazards of mineral exploration, development and mining operations. Our business is subject to a number of risks and hazards generally, including adverse environmental conditions, industrial accidents, labor disputes, unusual or unexpected geological conditions, ground or slope failures, cave-ins, changes in the regulatory environment, natural phenomena such as inclement weather conditions, floods and earthquakes. Such occurrences could result in damage to our mineral properties or facilities, personal injury or death, environmental damage to our properties or the properties of third parties, delays in the ability to undertake exploration, monetary losses and possible legal liability for any of the foregoing.

Although we may maintain insurance to protect against certain risks in amounts that we consider reasonable, such insurance will not cover all risks associated with our activities. We may be unable to maintain insurance to cover certain of these risks at economically feasible premiums or at all. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations.

We rely on information technology systems which are subject to disruption, damage, failure and other risks.

Information technology systems are essential to the conduct of our business. Our information technology systems, and the systems of any third parties that we may rely on in the future, are subject to disruption, damage or failure due to computer viruses, security breaches, cyberattacks, natural disasters, design defects and other risks. Cyberattacks, in particular, are sophisticated and continue to evolve, and may include, but are not limited to, malicious software, attempts to gain unauthorized access to data and systems, and other electronic security breaches that could lead to disruptions in our systems or the systems of third parties that we rely on, unauthorized releases of confidential or otherwise protected information or the corruption of data. Given the ongoing and evolving nature of cyber threats and the unpredictability as to the timing, nature and scope of information technology disruptions, we or the third party vendors we rely on may be subject to operational delays, the compromising of confidential or otherwise protected information, the destruction or corruption of data, other security breaches, improper use of our systems and networks, or financial losses from remedial actions relating to any of the foregoing, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

Increasing attention to environmental, social, and governance, or ESG, matters may impact our business.

Increasing attention to ESG matters, including those related to climate change and sustainability, and increasing societal, investor and legislative pressure on companies to address ESG matters may result in increased costs, increased investigations and litigation or threats thereof, negative impacts on our access to capital markets, and damage to our reputation. Increasing attention to climate change, for example, may result in additional governmental investigations and private litigation, or threats thereof, against us. In addition, some organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, including climate change and climate-related risks. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to negative investor sentiment towards us and to the diversion of investment to other industries, which could have a negative impact on our access to and costs of capital. Additionally, evolving expectations on various ESG matters, including biodiversity, waste, and water, may increase costs, require changes in how we operate and lead to negative stakeholder sentiment.

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

An issuance of shares of preferred stock could result in a class of outstanding securities that would have preferences with respect to voting rights and dividends and in liquidation over our common stock and could, upon conversion or otherwise, have all of the rights of our common stock. Our Board of Directors’ authority to issue preferred stock could discourage potential takeover attempts or could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve. The issuance of preferred stock could impair the voting, dividend, and liquidation rights of common stockholders without their approval.

There is currently an illiquid market for our common shares, and shareholders may be unable to sell their shares for an indefinite period.

There is presently an illiquid market for our common shares. There is no assurance that a liquid market for our common shares will ever develop in the United States or elsewhere, or that if such a market does develop that it will continue.

Over-the-counter stocks are subject to risks of high volatility and price fluctuation.

We have not applied to have our shares listed on a major stock exchange such as NASDAQ, and we do not plan to do so in the foreseeable future. The OTC market for securities has experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as commodity prices and the investment markets generally, as well as economic conditions and quarterly variations in our results of operations, may adversely affect the market price of our common stock and make it more difficult for investors to sell their shares.

Trading in our securities is on the OTC PINK MARKET which is an electronic trading platform established for securities that do not meet NASDAQ listing requirements. As a result, investors will find it substantially more difficult to dispose of our securities. Investors may also find it difficult to obtain accurate information and quotations as to the price of, our common stock.

Our stock price may be volatile and as a result, shareholders could lose all or part of their investment. The value of our shares could decline due to the impact of any of the following factors upon the market price of our common stock:

•	failure to meet operating budget;

•	decline in demand for our common stock;

•	operating results failing to meet the expectations of securities analysts or investors in any quarter;

•	downward revisions in securities analysts’ estimates or changes in general market conditions;

•	investor perception of the mining industry or our prospects; and

•	general economic trends.

In addition, stock markets have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock.

Outstanding shares that are eligible for future sale could adversely impact a public trading market for our common stock.

All the shares of common stock that were distributed under the Athena spin-off dividend are free-trading shares. In addition, in the future, we may offer and sell shares without registration under the Securities Act. All such shares will be “restricted securities” as defined by Rule 144 (“Rule 144”) under the Securities Act and cannot be resold without registration except in reliance on Rule 144 or another applicable exemption from registration. Under Rule 144, our non-affiliates (who have not been affiliates within the past 90 days) can sell restricted shares held for at least six months, subject only to the restriction that we made available public information as required by Rule 144 (which restriction is not applicable after the shares have been held by non-affiliates for at least 12 months). Our affiliates can sell restricted securities after they have been held for six months, subject to compliance with manner of sale, volume restrictions, Form 144 filing and current public information requirements.

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

Since our shares are not listed on a national stock exchange or quoted on the Nasdaq Market within the United States, trading in our shares on the OTC market is subject to the extent the market price for our shares is less than $5.00 per share, to several regulations known as the “penny stock rules”. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, and to make a special written determination that the penny stock is a suitable investment for the investor and receive the investor’s written agreement to the transaction. To the extent these requirements may be applicable they will reduce the level of trading activity in the secondary market for our shares and may severely and adversely affect the ability of broker-dealers to sell our shares, if a publicly traded market develops.

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

Nevada law provides that our directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as directors. Our by-laws require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment, or other circumstances. The indemnification provisions may require us to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.	CYBERSECURITY.

Our information security program is designed to detect, respond to, and manage reasonably foreseeable cybersecurity risks and threats. To protect our systems from cybersecurity threats, we use various security tools that help prevent, escalate, investigate, and recover from identified vulnerabilities and security incidents in a timely manner.

We regularly assess risks from cybersecurity and technology threats and monitor our systems for potential vulnerabilities and exploit attempts. We use a widely adopted risk quantification model to identify, measure, and prioritize cybersecurity and technology risks and develop related security controls and safeguards. We take a risk-based approach to regular reviews and tests of our information security program and also leverage tabletop and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning.

In the last two fiscal years, we have not identified cybersecurity threats that have materially affected, or are reasonably likely to materially affect, our business, results of operations, or financial condition. Although we proactively attempt to prevent all threats, we are unable to eliminate all risk from cybersecurity threats or provide assurance that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see Item 1A. Risk Factors “We rely on information technology systems which are subject to disruption, damage, failure and other risks.”

Our board of directors is responsible for oversight and risk management in genera. Our board of directors receives periodic updates from our management team regarding the overall state of our technology management strategy and any relevant risks from cybersecurity threats and cybersecurity incidents.

Our management team is responsible for assessing and managing the material risks from cybersecurity threats. Our management team members have expertise in information systems, compliance and corporate governance, which we believe are disciplines that are effective in the management of the Company’s cybersecurity risk. Our management team is informed of and monitors the prevention, detection, and mitigation of cybersecurity threats and incidents.

ITEM 2.	PROPERTIES.

Mining Properties

Descriptions of our mining properties are contained in the Business discussion in this Report.

ITEM 3.	LEGAL PROCEEDINGS.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The OTC PINK MARKET is a registered quotation service that displays real-time quotes, last sale prices and volume information in over the counter (OTC) securities. An OTC equity security generally is any equity that is not listed or traded on NASDAQ or other national securities exchange. The OTC PINK MARKET is not an issuer listing service, market, or exchange. Although the OTC PINK MARKET does not have any listing requirements, per se, to be eligible for quotation on the OTC PINK MARKET, issuers must remain current in their filings with the SEC or applicable regulatory authority.

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefore in its sole discretion; however, to date, no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

Trading in our common stock is subject to rules adopted by the SEC regulating broker dealer practices in connection with transactions in “penny stocks.” Those disclosure rules applicable to penny stocks require a broker dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC. That disclosure document advises an investor that investment in penny stocks can be very risky, and that the investor’s salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in penny stocks, to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

Holders of Record of Our Common Stock

As of April 15, 2024, there were approximately 90 holders of record of our common stock and two holders of record of our warrants. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have historically not declared or paid cash dividends on our capital stock. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Annual Report.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

The following is a summary of sales of unregistered securities undertaken by the Company. The share, per share and price per share information have been adjusted to give retroactive effect to the Reverse Split.

2022

(a)       During the year ended December 31, 2022, the Company issued 646,668 common shares as deferred financing costs. The shares were valued at a price ranging from $0.24 - $0.30, the closing price of the Company’s stock at issuance. During the year ended December 31, 2022, the Company recognized $180,000 of deferred financing costs related to this issuance.

2023

(b)       On January 3, 2023, the Company entered into an asset purchase agreement with Gold Express Mines, Inc (“Gold Express”). The total purchase price for the acquisition was determined to be $1,000,000 which consisted of 5,000,000 shares of common stock with a fair value of $1,000,000.

(c)       On January 2, 2024, the Company issued 250,000 common shares to Gold Express for the assumption of the AJB Capital convertible note payable.

(d)       During the year ended December 31, 2023, the Company entered into a subscription agreement with related parties for the issuance of 1,804,286 common shares and received cash proceeds of $252,600.

Unless otherwise noted, all of the foregoing transactions were undertaken in reliance upon the exemption contained in Section 4(a)(2) of the Securities Act of 1933.

ITEM 6.	RESERVED.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We use the terms “Magellan,” “we,” “our,” and “us” to refer to Magellan Gold Corporation.

The following discussion and analysis provide information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited financial statements, which are included in our Annual Report on Form 10-K for the fiscal years ended December 31, 2023 and 2022.

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

On July 1, 2020, the Company entered into a Stock Purchase Agreement to acquire Clearwater Gold Mining Corporation (“Clearwater”) which owns certain unpatented mining claims in Idaho County, Idaho that include the historic Center Star Gold Mine (“Center Star”) near Elk City, Idaho. In conjunction with the Clearwater acquisition, Gregory Schifrin, the sole shareholder of Clearwater, was appointed on July 1, 2020 to serve as a member of the Company’s Board. The Company acquired 100% of the issued and outstanding shares of Clearwater in consideration of 1,000,000 shares of Magellan common stock, a $125,000 convertible note and $25,000 in cash.

The contracted share issuance was to be made in increments as progress was achieved on gaining access to the mine. To date 750,000 shares have been issued and 250,000 shares are still pending issuance. With respect to the convertible secured note, $125,000 plus accrued interest is currently due for payment. During the year ended December 31, 2022, the Company evaluated the mineral rights and properties for impairment and recorded an impairment expense of $1,037,500. As of December 31, 2023 and 2022, the Clearwater mineral rights and properties balance totaled $0. As of December 31, 2023 and 2022, the Company had $0 and $194,274 in capitalized development costs for the Center Star Project, respectively.

On January 3, 2023, the Company entered into an asset purchase agreement with Gold Express Mines, Inc (“Gold Express”). Pursuant to the agreement, the Seller sold the following 1) Golden, Idaho Project located in Idaho County, Idaho and consisting of seventy-two unpatented mining claims 2) Seafoam District - located in Custer County, Idaho and consisting of five unpatented mining claims 3) Blacktail District - located in Lemhi County, Idaho and consisting of eight unpatented mining claims 4) Big-it Project- located in Shoshone County, Idaho consisting of twenty-five unpatented mining claims and a mineral lease over three unpatented mining claims and 94.86 acres of real property and 5) Terror Gulch (Capparelli Group) located in Shoshone County, Idaho consisting of twelve unpatented mining claims. As of March 31, 2023, the total purchase price for the acquisition was determined to be $1,000,000 which consisted of 5,000,000 shares of common stock with a fair value of $1,000,000. The Company concluded the transaction qualified as an asset acquisition and all such acquisition costs have been capitalized. The Company concluded the purchase of a single set of assets qualified as an asset acquisition and all such acquisition costs have been capitalized as mineral rights and properties on the balance sheet. During the year ended December 31, 2023, the Company evaluated the mineral rights and properties for impairment and recorded an impairment expense of $1,000,000. As of December 31, 2023, the Gold Express mineral rights and properties balance totaled $0.

On June 6, 2023, the Company entered a memorandum of understanding for earn-in agreement(“MOU”) with Gold Express Mines, Inc. Per the MOU, the Company agreed to earn-in for up to 50% working interest in Kris Project, which has 74 unpatented mining claims located in Plumas County, CA. In March 2023, the Company paid Gold Express Mines, Inc. $100,000, which was recorded as a deposit, and shall spend $400,000 on the Kris Project in allowable expenditures over the next thirty-six months, assuming permitting for the work is obtained. If permitting delays the exploration and other work programs, the earn-in period shall be extended accordingly. Allowable expenditures are sampling, drilling, assaying, geologic mapping, and mine site improvements made or performed directly on the existing mine site or expanded mine site. Consulting fees for work directly benefiting the Project are also allowed including management of work, preparation of reports, and planning for Future work. Claim maintenance fees on the existing claims are also allowable expenditures, as are the costs of future land acquisitions which are deemed to benefit the Kris Project, and which are approved by both parties beforehand. As part of the agreement, the Company shall make the Bureau of Land Management claim maintenance fees on the existing claims no later than August 15, 2023, and by August 15th in ensuing years during the earn-in period. The Company shall pay for the annual Plumas County “notice of intent to hold” recording costs and any other Plumas County fees or taxes which accrue during the earn-in period. These shall all be allowable expenses under the earn-in agreement. As of December 31, 2023, the $100,000 deposit paid to Golden Express for the MOU was reclassed to mineral rights and properties on the balance sheet.

Results of Operations for the Years Ended December 31, 2023 and 2022

	Years Ended December 31,
	2023	2022
Operating expenses:
General and administrative expenses	$230,062	$242,883
Impairment expense	1,194,274	1,037,500
Total operating expenses	1,424,336	1,280,383

Operating loss	(1,424,336)	(1,280,383)

Other income (expense):
Interest expense	(101,422)	(282,334)
Gain on change in derivative liability	61,722	2,788
Total other income (expense)	(39,700)	(279,546)

Net loss	$(1,464,036)	$(1,559,929)

Operating expenses

During the year ended December 31, 2023, our total operating expenses included general and administrative expenses of $1,424,336 as compared to $1,280,383 during the year ended December 31, 2022. The $143,953 increase is primarily associated with the $1,194,274 impairment expense related to the Golden Idaho project and development costs during the year ended December 31, 2023.

Other income (expenses)

During the year ended December 31, 2023, total other expenses were $39,700 as compared to $279,546 during the year ended December 31, 2022. The $239,846 change was related to a $180,912 decrease in interest expense and a $58,934 increase in derivative liability related to the gain in derivative liability in 2023.

Liquidity and Capital Resources:

Our audited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At December 31, 2023, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $20,993,778. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

During the year ended December 31, 2023, the Company entered into unsecured promissory notes totaling $22,000.

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

Cash Flows

A summary of our cash provided by and used in operating, investing, and financing activities is as follows:

	Years ended December 31,
	2023	2022

Net cash used in operating activities	$(70,543)	$(148,254)

Net cash used in investing	(100,000)	(769)

Net cash provided by financing	169,899	131,000

Net change in cash	(644)	(18,023)
Cash at beginning of period	743	18,766
Cash at end of period	$99	$743

At December 31, 2023, we had $99 in cash and a $1,784,671 working capital deficit. This compares to $743 in cash and a working capital deficit of $1,692,051 at December 31, 2022.

Net cash used in operating activities during the year ended December 31, 2023 was $70,543 and was mainly comprised of our $1,464,036 net loss during the year, adjusted by $1,194,274 of impairment expense, stock compensation of $24,542, accretion of discounts on notes payable of $10,000 and $61,722 gain on change in derivative liability. In addition, it reflects changes in operating assets and liabilities of $226,399.

Net cash used in operating activities during the year ended December 31, 2022 was $148,254 and was mainly comprised of our $1,559,929 net loss during the year, adjusted by $1,037,500 of impairment expense, $110,888 of stock compensation and accretion of discounts on notes payable of $201,815. In addition, it reflects changes in operating assets and liabilities of $64,260.

Net cash used in investing activities during the year ended December 31, 2023 was $100,000 which was comprised of cash payments for mineral properties.

Net cash used in investing activities during the year ended December 31, 2022 was $769 which was comprised of cash payments for development costs.

Net cash provided by financing activities during the year ended December 31, 2023 was $169,899 comprised of $22,000 proceeds from notes payable and $252,600 proceeds from sale of common stock which were offset by $100,000 repayment of convertible debt and the repayment of advances from related parties of $4,701.

Net cash provided by financing activities during the year ended December 31, 2022 was $131,000 comprised of $78,000 proceeds from notes payable and $53,000 proceeds from notes payable from related parties.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are in Item 15 beginning on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files report with the SEC to include a management report on the effectiveness of disclosure controls and procedures in its periodic reports and an annual assessment of the effectiveness of its internal control over financial reporting in its annual report.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2023. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full-time staff. We believe that this is typical in many exploration stage companies. We may not be able to fully remediate the material weakness until we commence mining operations at which time we would expect to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the SEC rules that permit us to provide only management’s report in this Annual Report.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, management concluded that the design and operation of our disclosure controls and procedures were not effective as of such date to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTIONS.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current executive officers and directors are:

Name	Age	Position
Michael Lavigne	67	CEO & Director
John Ryan	62	CFO & Director
Howard Crosby	71	Director
Greg Schifrin	64	Director

Gregory Schifrin, age 64, was appointed Director on July 1, 2020.

Mr. Schifrin, age 64, has been a Geologist for more than 35 years, specializing in precious, base metals, rare earth and uranium exploration and development. Previously he served as the CEO and a member of the Board of Director at Blackrock Gold Corp.

Michael Lavigne, age 66, was appointed CEO and Director on August 1, 2020.

Mr. Lavigne has been involved in the mining industry since 1975, when he worked underground for Hecla Mining Company. After completing law school, Mr. Lavigne started a registered broker-dealer specializing in mining and resource companies. He was a member and on the board of directors for the Spokane Stock Exchange and was involved in several financings for exploration-stage companies. Mr. Lavigne has served in management and board positions for several exploration companies with projects in Idaho, Montana, Nevada, Utah, Wyoming and Alaska. Additionally, Mr. Lavigne is owner and Managing Partner of Capital Peak Partners, LLC, which provides consulting services in the area of corporate and business development to a number of mining companies. Mr. Lavigne received his BA in Accounting from the University of Idaho and JD from the Gonzaga University School of Law.

John P. Ryan, age 62, was appointed CFO and Director on December 27, 2023.

Mr. Ryan has in numerous board and management positions of junior resource companies for the past thirty years. Since May 2021 Mr. Ryan has served as the Secretary of Key Metals Corp., a mining company with development state projects in Chile. Since December 2021, Mr. Ryan has served as a Vice President and Director of LGX Energy, Inc., an oil and gas exploration company. Since June 2020, Mr. Ryan has served as the Chief Executive Officer and Chairman of the board of directors of Gold Express Mines, Inc., a multi-commodity mining company focused on the discovery, development, and production of precious and base metal assets. Since September 2013, Mr. Ryan has served as Chief Executive Officer of Premium Exploration, Inc., a gold exploration company. From November 2016 to September 2020, Mr. Ryan served as a director of Bunker Hill Mining Corp., a development stage mining company, and for a portion of that time Mr. Ryan also served as Interim CEO. Mr. Ryan obtained his Bachelor of Science degree in mining engineering from the University of Idaho in 1985, and his Juris Doctor from Boston College Law School in 1992.

Howard Crosby, age 71, was appointed Director on December 27, 2023.

Mr. Crosby has extensive experience as a director and investor in mining companies and has extensive experience in corporate finance. Mr. Crosby founded LGX Energy Corp., an oil and gas exploration company, and since December 2021 has served as its Chief Executive Officer. Since 2000, Mr. Crosby has served as the President of Crosby Enterprises, a consulting firm focused on the natural resources space including oil, gas, and mining. Since September 2020, Mr. Crosby has served as Vice President and director of Gold Express Mines, Inc., a multi-commodity mining company focused on the discovery, development, and production of precious and base metal assets, and since October 2014 has served as the Chairman of the board of Desert Hawk Gold Corp., a gold mining company. From 2005 to 2016, Mr. Crosby served as a director of White Mountain Titanium Corp., a titanium company, and a company he founded. From 2015 to 2018, Mr. Crosby served as director of Bunker Hill Mining Corp., a mining company and from 2015 to 2018. From 2006 to 2009, he served as a director of U.S. Silver Corporation, a mining company producing silver, lead, and zinc. From 2004 to 2006, Mr. Crosby served as a director of High Plains Uranium, Inc., a minerals company, and from 1993 to 2005, he served as the Chief Executive Officer of Cadence Resources Corp., a natural resources company. Mr. Crosby obtained his bachelor’s degree in history from the University of Idaho in 1975.

Involvement in Certain Legal Proceedings

During the last 10 years, except as further discussed below, none of our directors or officers has:

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

With respect to Mr. Crosby and Mr. Ryan, both Mr. Crosby and Mr. Ryan were and are currently Directors of Premium Exploration (USA) Inc., a Nevada corporation and a subsidiary of Premium Exploration, Inc., a British Columbia corporation. Premium Exploration (USA) Inc. filed for Chapter 11 bankruptcy protection in June 2015 and exited bankruptcy in August 2016. Mr. Crosby and Mr. Ryan were also Directors of Northstar Offshore Group LLC, an oil and gas development company which entered bankruptcy in March 2016 and was liquidated in June 2017. Mr. Crosby and Mr. Ryan are also currently Directors of Desert Hawk Gold Corp. a Nevada corporation which recently filed for Chapter 11 bankruptcy protection in April 2024.

Family Relationships

No family relationships exist among our directors. Additionally, there do not exist any arrangements or understandings between any director and any other person pursuant to which any director was elected as such.

Director Independence

Our common stock is listed on the OTC Pink Market of the OTC Markets Group, Inc. inter-dealer quotation systems, which does not have director independence requirements. Nevertheless, for purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). Two of our four directors, Michael Lavigne and John Ryan, are officers of the corporation and are not considered independent.

Board Meetings

During the years ended December 31, 2023 and 2022, our Board members engaged in frequent informal discussions; and all Board actions have been undertaken by unanimous written consent.

Committees of the Board of Directors

We currently do not have standing audit, compensation, or nominating committees of the Board of Directors. We plan to form audit, compensation, and nominating committees when it is necessary to do so to comply with federal securities laws or to meet listing requirements of a stock exchange or the Nasdaq Capital Market.

Compliance with Section 16(a), Beneficial Ownership

Under the Securities Laws of the United States, our directors, executive (and certain other) officers, and any persons holding more than ten percent (10%) of our common stock during any part of our most recent fiscal year are required to report their ownership of common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to report in this Report any failure to file by these dates. During the year ended December 31, 2023, all these filing requirements were satisfied by our officers, directors, and ten-percent holders. In making these statements, we have relied on the written representation of our directors and officers or copies of the reports that they have filed with the Commission.

Code of Ethics

We have adopted a Code of Ethics that apples to, among other persons, our company’s principal executive officer, as well as persons performing similar functions. As adopted, our Code of Ethics sets forth written guidelines to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	full, fair, accurate, timely and understandable disclosure in all reports and documents that we file with, or submit to, the SEC and in other public communications made by us that are within the executive officer’s area of responsibility;
•	compliance with applicable governmental laws, rules, and regulations;
•	the prompt internal reporting of violations of the Code; and
•	accountability for adherence to the Code.

Our Code of Ethics is on file with the SEC. We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Magellan Gold Corporation, 602 Cedar St., Ste. 205, Wallace, ID 83873.

ITEM 11.	EXECUTIVE COMPENSATION

Director Compensation

Our directors receive no compensation for their services as director.

Executive Compensation

The following table sets forth all compensation paid to our Named Executive Officers for the years ended December 31, 2023 and 2022:

SUMMARY COMPENSATION TABLE

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non equity Incentive Plan Compen- sation	Nonqualified Deferred Compensation Earnings	All Other Compen- sation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Michael Lavigne, CEO and Director (1) (2)	2023	–	–	24,542	–	–	–	–	24,542
	2022	–	–	35,888	–	–	–	–	35,888
John Ryan, CFO and Director (3)	2023	–	–	–	–	–	–	–	–

__________________

(1)	Michael B. Lavigne was appointed CEO and as a Director on August 1, 2020.

(2)	Effective August 1, 2020, the Company and Michael B. Lavigne, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of Common Stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of December 31, 2023, 615,000 restricted stock units may be settled in shares of Common Stock. During the year ended December 31, 2023, the Company recognized $24,542 of expense related to the agreement. As of December 31, 2022, 435,000 restricted stock units may be settled in shares of Common Stock. During the year ended December 31, 2022, the Company recognized $35,888 of expense related to the agreement.
(3)	John Ryan was appointed CFO and as a Director on December 27, 2023. As of the date of this filing the Board has not set his annual compensation and has not yet awarded Mr. Ryan stock and option awards.

Restricted Stock Unit Agreement

Effective August 1, 2020, the Company, and Michael B. Lavigne executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of common stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of December 31, 2023 and 2022, 615,000 and 435,000 restricted stock units may be settled in shares of common stock, respectively. During the years ended December 31, 2023 and 2022, the Company recognized $24,542 and $35,888 of stock-based compensation related to the agreement, respectively.

Employment Agreements

2017 Equity Incentive Plan

We have not adopted any equity compensation or stock option plans, except as follows:

The Board of Directors of the Company concluded, to attract and hire key technical personnel and management, as our Company grows, it will be necessary to offer option packages in order to compete effectively with other companies seeking the support of these highly qualified individuals. After careful consideration, the Board recommended the approval of the Company’s 2017 Equity Incentive Plan as being in the best interests of Stockholders.

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

The 2017 Plan provides for the grant of (1) both incentive and non-statutory stock options, (2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights (collectively, “Stock Awards”). Incentive stock options granted under the 2017 Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Code. Non-statutory stock options granted under the 2017 Plan are intended not to qualify as incentive stock options under the Code.

As of the date of this Annual Report, there have been grants made under the Plan exercisable to purchase 72,000 shares of common stock.

Indemnification of Directors and Officers

Nevada Revised Statutes provide that a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

Nevada Revised Statutes also provide that to the extent that a director, officer, employee, or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding, or in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorneys’ fees, actually and reasonably incurred by him in connection with the defense.

Our Articles of Incorporation authorize us to indemnify our directors and officers to the fullest extent permitted under Nevada Revised Statutes. Our bylaws set forth the procedures that must be followed for directors and officers to receive indemnity payments from us.

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

The following table shows the number of shares owned and the percentage of outstanding common stock owned as of April 10, 2024 . Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Ownership as a Percentage of Outstanding Common Shares (3)

John Gibbs 807 Wood N Creek Ardmore, OK 73041	4,331,775	(4)	16.77%

Gold Express Mines, Inc.	12,250,000)		47.43%

Michael Lavigne (5)	–	(5)	–%

John Ryan	–		–%

Greg Schifrin	1,535,715		5.95%

Howard Crosby	90,000		0.35%

All officers and directors as a group (four persons)	1,590,715		6.29%

____________________________
(1)	Unless otherwise stated, address is 602 Cedar St., Ste. 205, Wallace, ID 83873

(2)	Under SEC Rules, we include in the number of shares owned by each person, the number of shares issuable under outstanding options or warrants if those options or warrants are exercisable within 60 days of the date of this Annual Report. In calculating percentage ownership, we calculate the ownership of each person who owns exercisable options by adding (i) the number of exercisable options for that person only to (ii) the number of total shares outstanding and dividing that result into (iii) the total number of shares and exercisable options owned by that person.

(3)	Shares and percentages beneficially owned are based upon 25,827,072 shares outstanding on April 10, 2024.

(4)	Includes 3,582,159 shares owned individually, warrant exercisable to purchase 25,000 shares of Common Stock at $0.20 per share, 1,000 shares owned by Redwood Microcap Fund, Inc. controlled by Mr. Gibbs. And 723,616 shares owned by Tri Power Resources, Inc., controlled by Mr. Gibbs.

(5)	Does not include an aggregate of 615,000 Restricted Stock Units that may be settled for shares of common stock under certain circumstances.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2023.

Equity Compensation Plan Information
Number of securities
remaining available
		Weighted-	for future issuance
		average	under equity
	Number of securities to be	exercise price of	compensation plans
	issued upon exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in
Plan Category	warrants and rights	and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	–	$–	–
Equity compensation plans not approved by security holders	–		–
Total	–	$–	–

Our equity compensation plan is the 2017 Equity Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Management Fees

At December 31, 2023 and 2022, $7,000 of the management fees owed to prior management had not been paid and are included in accounts payable on the accompanying consolidated balance sheets.

Accrued Interest – Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	December 31, 2023	December 31, 2022
Accrued interest payable – Mr. Gibbs	$19,730	$12,130
Accrued interest payable – Mr. Joseph Lavigne	4,277	1,517
Accrued interest payable – Mr. Schifrin	13,130	9,380
Accrued interest payable – Mr. Malhotra	2,641	1,841
	$39,778	$24,868

Notes Payable – Related Parties

As of December 31, 2023 and 2022, the unsecured promissory notes with related parties totaled $53,000 with accrued interest of $9,409 and $3,049, respectively. The promissory notes bear interest at 12% per annum and are payable on demand.

Unsecured advances – related party

During the year ended December 31, 2023, Gold Express Mines, Inc. paid $685 of expenses on the Company’s behalf. During the year ended December 31, 2022, the CEO of the Company paid $938 of expenses on the Company’s behalf. During the year ended December 31, 2021, a director paid expenses on behalf of the Company of $30,528 and the Company made payments on advances of $20,000. As of December 31, 2023 and 2022, the advances from related party balance were $21,875 and $21,190, respectively.

Series 2020A 8% Unsecured Convertible Notes

In 2020, the Company sold $285,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 142,500 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. Two related parties purchased $60,000 of the 2020A notes. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital as of December 31, 2020. The $237,263 debt discount will be amortized over the term of the loan. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. In July 2020, $25,000 of Series 2020A 8% Unsecured Convertible Notes were converted into 50,000 shares of common stock at a conversion price of $0.50 per share. The Series 2020A 8% Unsecured Convertible Notes that were due and payable in November 2020 and are currently past due. If a default notice is received the interest rate will be 12%. As of December 31, 2023 and 2022, the balance due to a related party under these notes is $60,000, with accrued interest of $17,238 and $12,438, respectively.

3% Secured Convertible Note

On July 1, 2020, the Company issued a $125,000 Secured Convertible Note to a related party as part of the purchase of Clearwater Mining Corporation. The convertible note is secured by common stock of the Company, matures on July 1, 2022, and will accrue interest at the rate of 3% per annum, payable yearly in arrears beginning July 1, 2021. The Note is convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in July 2019. The $87,500 debt discount will be amortized over the term of the loan. Amortization expense of $21,815 was recognized during the year ended December 31, 2022. As of December 31, 2023 and 2022, the balance due to a related party under this note was $125,000, with accrued interest of $13,130 and $9,380, respectively.

Consulting Agreement

On December 29, 2022, the Company entered into a two-year consulting agreement with Rock Creek Mining Company commencing on December 1, 2022, to provide consulting and advisory services. Michael Lavigne, the Company’s CEO, is an officer and a Director of Rock Creek Mining Company. The consulting agreement provides for compensation of $6,000 per month, payable on demand. During the years ended December 31, 2023 and 2022, the Company incurred consulting fees of $72,000 and $6,000 related to this agreement, respectively.

Promissory Note

On January 2, 2024, we entered into an agreement (the “Agreement”) with Gold Express Mines, Inc., a Nevada corporation (“GEM”), pursuant to which, among other things (i) the Company consented to the assignment by AJB Capital Investments LLC, a Delaware limited liability company (“AJB”), of all of AJB’s right, title, obligation, liability and interest in, to and under that certain Promissory Note, dated February 2021 in the original principal amount of $200,000 (the “Promissory Note”) issued by the Company to AJB; (ii) the Company represented that it has taken all necessary corporate action to accept the resignations of Mark Rodenbeck and Deepak Maholtra as members of the board of directors (the “Board”) of the Company and appoint John P. Ryan, President, Chief Executive Officer and a director of GEM, and Howard Crosby, a director of GEM, to the Board; (iii) the Company agreed that at any time prior to December 29, 2026, if GEM provides notice to the Company to designate a person to serve as a member of the board of directors of the Company, the Company will use its reasonable best efforts to elect such person to the board of directors of the Company as promptly as practicable following receipt of such notice; and (iv) the Company issued to GEM 250,000 shares our common stock. GEM owns 47.3% of our common stock.

The aggregate principal amount of the Promissory Note outstanding is $110,000. The Promissory Note bears interest at a rate of 12% per annum. The unpaid principal amount of the Promissory Note is convertible into shares of the Company’s common stock at the conversion price. The conversion price shall be the less of 90% of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period ending on date of conversion of this note. The Promissory Note is past due and payable.

GEM Purchase Agreement

On January 4, 2024, we entered into a purchase agreement (the “Purchase Agreement”) with GEM, pursuant to which, among other things (i) the Company agreed to purchase certain mineral assets owned and controlled by GEM for a purchase price equal to 5,500,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”); and (ii) GEM agreed to assign to the Company a certain lease for mineral properties (the “Cuprum Lease”) for a purchase price of 500,000 shares of Common Stock (collectively, the “Transactions”).

The Purchase Agreement contains representations, warranties and covenants customary for a transaction of this size and nature.

The Company expects the closing of the Transactions to occur no later than January 31, 2024, subject to certain closing conditions, including, but not limited to, (i) GEM delivering a quitclaim deed transferring the unpatented mining claims; and (ii) GEM receiving all required consents to transfer Cuprum Lease.

John Ryan, our CFO and a director, is the President, Chief Executive Officer and a director of GEM, and Howard Crosby, a director, is a director of GEM. GEM owns 47.3% of our common stock.

Deferred Compensation

Effective August 1, 2020, the Company and Michael Lavigne, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of common stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of December 31, 2023 and 2022, 615,000 and 435,000 restricted stock units may be settled in shares of common stock, respectively. During the years ended December 31, 2023 and 2022, the Company recognized $24,542 and $35,888 of stock-based compensation related to the agreement, respectively.

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

As a result of our limited operating history and minimal resources, we believe that we will have difficulty in attracting independent directors. In addition, we would likely be required to obtain directors’ and officers’ insurance coverage to attract and retain independent directors. We believe that the costs associated with maintaining such insurance is prohibitive at this time.

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

The aggregate fees billed for the fiscal years 2023 and 2022 for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2023	2022
Audit fees – audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$58,000	$57,000
Audit-related fees – related to the performance of audit or review of financial statements not reported under “audit fees”	–	–
Tax fees – tax compliance, tax advice and tax planning	–	–
All other fees – services provided by our principal accountants other than those identified above	–	–
Total fees	$58,000	$57,000

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	Ex. No.	Title
(1)	3.1	Certificate of Incorporation filed September 28, 2010
(1)	3.2	Bylaws
(4)	3.3	Amended and Restated Bylaws
(6)	3.4	Second Amended and Restated Bylaws
(1)	4.1	Specimen Common Stock Certificate
(1)	10.1	Cowles’ Option and Mining Lease
(1)	10.2	Mining Lease – Randall Claims
(1)	10.3	Assignment of Randall Mining Lease Agreement
(1)	10.4	Mining Lease – Secret Claims
(1)	10.5	Consulting Agreement
(2)	10.6	Promissory Note Dated August 23, 2011, in favor of John C. Power
(2)	10.7	Promissory Note Dated August 23, 2011, in favor of John D. Gibbs
(3)	10.8	First Amendment to Mining Lease – Secret Claims
(3)	10.9	Second Amendment to Mining Lease – Randall Claims
(5)	10.10	Promissory Note Dated February 28,2012, in favor of John D. Gibbs
(7)	10.11	Third Amendment to Mining Lease – Randall Claims
(8)	10.12	Option Agreement – Columbus Silver
(9)	10.13	Amendment No. 1 to Promissory Note in favor of John C. Power
(10)	10.14	Credit Agreement dated December 31, 2012 in favor of John D. Gibbs
(11)	10.15	Amendment No. 1 to Silver District Option Agreement
(12)	10.16	Allonge and Modification Agreement with John D. Gibbs
(13)	10.17	Promissory Note in favor of John Power
(14)	10.18	Silver District / Columbus Silver Purchase Agreement
(14)	10.19	Promissory Note in favor of Clifford Neuman
(15)	10.20	Second Allonge and Modification Agreement with John D. Gibbs
(16)	10.21	Employment Agreement – W. Pierce Carson
(17)	10.22	Employment Agreement – W. Pierce Carson (Magellan)
(18)	10.23	Agreement and Plan of Merger
(19)	10.24	Mining Option Agreement
(19)	10.25	Lock-Up/Voting Trust Agreement
(19)	10.26	Intuitive Pty, Ltd. Agreement
(19)	10.27	Mining Clip LLC Agreement
(19)	10.28	Promissory Note
(20)	10.29	Memorandum of Understanding
(7)	14.1	Code of Ethics
(21)	10.30	Consulting Agreement
(21)	10.31	Promissory Note in favor of W. Pierce Carson
(21)	10.32	Promissory Note in favor of John Power
(21)	10.33	Promissory Note in favor of John Gibbs
(22)	10.34	Promissory Note in favor of John Power
(22)	10.35	Stock Pledge Agreement
(23)	10.36	Amendment No. 1 to Memorandum of Understanding
(24)	10.37	Stock Purchase Agreement
(25)	10.38	Confirmation Letter
(26)	10.39	Amendment to Stock Purchase Agreement
(27)	10.40	Certificate of Amendment
(28)	10.41	Securities Purchase Agreement
(28)	10.42	Promissory Note
(29)	10.43	Securities Purchase Agreement
(29)	10.44	Promissory Note

	Ex. No.	Title
(30)	10.45	Interim Milling Agreement
(31)	10.46	Amendment No. 2 to Stock Purchase Agreement
(31)	10.47	Closing Escrow Agreement
(31)	10.48	Form of Secured Note
(31)	10.49	Form of Stock Pledge Agreement
(31)	10.5	Form of Security Agreement
(31)	10.51	Form of Collateral Agent Agreement
(32)	10.52	Termination Agreement
(33)	10.53	Combined financial statements of SDA Mill as of and for the periods ended November 30, 2017 and December 31, 2016
(33)	10.54	Magellan Gold Corporation Unaudited Pro Forma Condensed Combined Financial Information
(34)	10.55	Amendment No. 1 to EMA Financial Note
(35)	10.56	Amendment No. 1 to Auctus Fund Note
(36)	10.57	Agreement to Convert Debt
(37)	10.58	Restricted Stock Award Agreement
(38)	10.59	Convertible Promissory Note
(39)	10.6	Securities Purchase Agreement
(40)	10.61	Agreement for Exploration
(41)	10.62	Amendment to Agreement for Exploration
(42)	10.63	EMA Amendment
(43)	10.64	Auctus Amendment
(44)	10.65	Promissory Note
(45)	10.66	Securities Purchase Agreement
(46)	10.67	Amendment No. 1 Convertible Promissory Note
(47)	10.68	Letter Agreement
(48)	10.69	Form of 10% Convertible Promissory Note – Note Offering
(49)	10.7	Form of 36% Convertible Promissory Note – Bridge Note Offering
(50)	10.71	Restricted Stock Unit Agreement
(51)	10.72	Deferred Compensation and Equity Award Plan
(52)	10.73	Certificate of Designations – Series A Convertible Preferred Stock
(53)	10.74	Option to Purchase Agreement
(54)	10.75	Letter of Intent
(55)	10.76	Agreement to Accept Collateral in Full Satisfaction of Obligations
(56)	10.77	Share Purchase Agreement
(57)	10.78	Promissory Note
(58)	10.79	Stock Pledge Agreement
(59)	10.8	Security Agreement
(60)	10.81	Stock Purchase Agreement
(61)	10.82	Restricted Stock Unit Agreement
(62)	10.83	Restricted Stock Unit Agreement
(63)	10.84	Promissory Note
(64)	10.85	Securities Purchase Agreement
(65)	10.86	Agreement, dated as of December 29, 2023, by and between Magellan Gold Corporation and Gold Express Mines, Inc.
(66)	10.87	Purchase Agreement, dated January 7, 2024, by and between Magellan Gold Corporation and Gold Express Mines, Inc.
	31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(A) And 15d-14(A) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
	31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(A) And 15d-14(A) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
	32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
	32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
	101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
	101.SCH	Inline XBRL Taxonomy Extension Schema Document**
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)**

(1)	Incorporated by reference as an Exhibit to Form S-1 as filed with the Commission on May 18, 2011.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 25, 2011.
(3)	Incorporated by reference as an Exhibit to Quarterly Report on Form 10-Q as filed with the Commission on November 14, 2011.
(4)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 7, 2012.
(5)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A-1 as filed with the Commission on March 29, 2012.
(6)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on March 30, 2012.
(7)	Incorporated by reference as an Exhibit to Annual Report on Form 10-K as filed with the Commission on March 30, 2012.
(8)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 30, 2012.
(9)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 4, 2013.
(10)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 4, 2013.
(11)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 23, 2013.
(12)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 2, 2014.
(13)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on April 29, 2014.
(14)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 2, 2014.
(15)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 3, 2015.
(16)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 11, 2015.
(17)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 2, 2016.
(18)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 27, 2016.
(19)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 27, 2016.
(20)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on March 7, 2017.
(21)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 20, 2017.
(22)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 21, 2017.
(23)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 1, 2017.
(24)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on September 12, 2017.
(25)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 11, 2017.
(26)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 18, 2017.
(27)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 30, 2017.
(28)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 6, 2017.
(29)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 7, 2017.
(30)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 8, 2017.
(31)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on December 6, 2017.
(32)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 10, 2018.
(33)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A as filed with the Commission on April 24, 2018.
(34)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 19, 2018.
(35)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 19, 2018.
(36)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 30, 2018.
(37)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 30, 2018.
(38)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A as filed with the Commission on August 1, 2018.
(39)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A as filed with the Commission on August 1, 2018.
(40)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 20, 2018.
(41)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 20, 2018.
(42)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(43)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(44)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(45)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(46)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on September 5, 2018.
(47)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on September 25, 2018.
(48)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 6, 2018.
(49)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 6, 2018.
(50)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 26, 2019.
(51)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 26, 2019.

(52)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 7, 2019.
(53)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 18, 2019.
(54)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 15, 2020.
(55)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on May 7, 2020.
(56), (57), (58), (59)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 20, 2020.
(60), (61)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 30, 2020.
(62)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 12, 2020.
(63), (64)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on April 23, 2021.
(65)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 8, 2024.
(66)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 11, 2024.

*	Filed herewith.
**	Furnished, not filed.

MAGELLAN GOLD CORPORATION

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

MAGELLAN GOLD CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Magellan Gold Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Magellan Gold Corporation and its subsidiary (collectively, the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2011.

Houston, Texas

April 17, 2024

Magellan Gold Corporation

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash	$99	$743
Prepaid expenses and other current assets	–	5,950

Total current assets	99	6,693

Mineral rights and properties	100,000	–
Development costs	–	194,274

Total assets	$100,099	$200,967

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$236,322	$195,418
Accounts payable - related party	73,750	19,750
Accrued liabilities	214,089	206,468
Convertible note payable, net - related party	185,000	185,000
Convertible note payable, net	530,978	620,978
Accrued interest - related parties	39,778	24,868
Accrued interest	204,197	127,684
Advances payable - related party	21,875	21,190
Advances payable	39,338	18,223
Notes payable	100,000	78,000
Notes payable - related party	53,000	53,000
Derivative liability	86,443	148,165

Total current liabilities	1,784,770	1,698,744

Total liabilities	1,784,770	1,698,744

Commitments and contingencies

Shareholders’ deficit:
Preferred shares, 25,000,000 shares Series A preferred stock - $10.00 stated value; 2,500,000 authorized; 0 shares issued and outstanding	–	–
Common shares, $0.001 par value; 1,000,000,000 shares authorized; 19,577,072 and 12,772,786 shares issued and outstanding, respectively	19,577	12,773
Additional paid-in capital	19,289,530	18,019,192
Accumulated deficit	(20,993,778)	(19,529,742)
Shareholders’ deficit:	(1,684,671)	(1,497,777)

Total liabilities and shareholders’ deficit	$100,099	$200,967

See accompanying notes to the consolidated financial statements

Magellan Gold Corporation

Consolidated Statements of Operations

	Years Ended December 31,
	2023	2022

Operating expenses:
General and administrative expenses	$230,062	$242,883
Impairment expense	1,194,274	1,037,500

Total operating expenses	1,424,336	1,280,383

Operating loss	1,424,336	1,280,383

Other expense:
Interest expense	(101,422)	(282,334)
Gain on change in derivative liability	61,722	2,788

Total other expense	(39,700)	(279,546)

Net loss	$(1,464,036)	$(1,559,929)

Basic net loss per common share	$(0.08)	$(0.13)
Diluted net loss per common share	$(0.08)	$(0.13)

Basic weighted average	19,220,493	11,743,426
Diluted weighted average	19,220,493	11,743,426

See accompanying notes to the consolidated financial statements

Magellan Gold Corporation

Consolidated Statements of Shareholders’ Deficit

For the years ended December 31, 2023 and 2022

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2021	11,340,403	$11,341	$17,692,236	$(17,969,813)	$(266,236)

Shares issued for purchase of Clearwater Gold Mining Corp	250,000	250	37,250	–	37,500
Shares issued as deferred finance costs	646,668	646	179,354	–	180,000
Stock based compensation	535,715	536	110,352	–	110,888
Net loss	–	–	–	(1,559,929)	(1,559,929)
Balance, December 31, 2022	12,772,786	12,773	18,019,192	(19,529,742)	(1,497,777)

Shares issued for cash	1,804,286	1,804	250,796	–	252,600
Shares issued for the acquisition of mineral properties	5,000,000	5,000	995,000	–	1,000,000
Stock based compensation	–	–	24,542	–	24,542
Net loss	–	–	–	(1,464,036)	(1,464,036)
Balance, December 31, 2023	19,577,072	$19,577	$19,289,530	$(20,993,778)	$(1,684,671)

See accompanying notes to the consolidated financial statements

Magellan Gold Corporation

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2023	2022
Operating activities:
Net loss	$(1,464,036)	$(1,559,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment expense	1,194,274	1,037,500
Accretion of discounts on notes payable	10,000	201,815
Stock based compensation	24,542	110,888
Gain on change in derivative liability	(61,722)	(2,788)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	5,950	4,141
Accounts payable and accrued liabilities	75,026	(11,050)
Accounts payable - related party	54,000	7,250
Accrued interest	91,423	63,919

Net cash used in operating activities	(70,543)	(148,254)

Investing activities:
Cash paid for development costs	–	(769)
Cash paid for mineral rights	(100,000)	–

Net cash used in investing activities	(100,000)	(769)

Financing activities:
Proceeds from notes payable from third parties	22,000	78,000
Proceeds from notes payable from related parties	–	53,000
Repayment of advances from third parties	(4,701)	–
Repayment of convertible debt	(100,000)	–
Proceeds from sale of common stock	252,600	–

Net cash provided by financing activities	169,899	131,000

Net change in cash	(644)	(18,023)
Cash at beginning of period	743	18,766

Cash at end of period	$99	$743

Supplemental disclosure of cash flow information
Cash paid for interest	$–	$17,333
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Expenses paid on behalf of the Company	$26,501	$938
Shares issued for the acquisition of mineral properties	$1,000,000	$–
Conversion of Series A preferred stock and accrued dividend	$–	$180,000
Noncash consideration for purchase of Clearwater Gold Mining Corp	$–	$37,500

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

Our primary focus is to explore and develop mineral properties in the United States. Effective March 31, 2020, we divested our subsidiary holding all our international assets and plan to advance our Center Star Gold Project and our Kris Project towards resource definition and eventual development, and possibly to acquire additional mineral rights and conduct additional exploration, development and permitting activities. Our mineral lease payments, mineral claim annual holding costs, permitting applications and exploration and development efforts will require additional capital. We rely upon the sale of our securities as well as advances and loans from executive management and significant shareholders to fund our operations as we have not generated any significant revenue.

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

On August 25, 2020, the Company, formed a new wholly owned subsidiary, M Gold Royalty (“M Gold”), to expand into the royalty business. This subdivision of the Company may be discontinued in the near future.

Our consolidated financial statements include our accounts and the accounts of our 100% owned subsidiary, Clearwater, and M Gold. All intercompany transactions and balances have been eliminated. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Concentrations of Credit Risk

Our financial instruments which potentially subject us to credit risk are our cash and cash equivalents. We maintain our cash and cash equivalents at reputable financial institutions and currently we are not exposed to significant credit risk.

Cash and Cash Equivalents

We consider all amounts on deposit with financial institutions and highly liquid investments with an original maturity of three months or less to be cash equivalents at the date of purchase.

Mineral Rights

We have determined that our mineral rights meet the definition of mineral rights, as defined by accounting standards, and are tangible assets. As a result, our direct costs to acquire or lease mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with leasing or acquiring patented and unpatented mining claims; leasing mining rights including lease signature bonuses, lease rental payments and advance minimum royalty payments; and options to purchase or lease mineral properties.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any abandonment or impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2023. During the years ended December 31, 2023 and 2022 the Company evaluated mineral rights and properties for impairment and recorded impairment expense of $1,194,274 and $1,037,500, respectively.

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

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Property and equipment is amortized on a straight-line basis over its estimated life:

•	Office and Warehouse – 10 years

Notes Payable – Related Parties

Notes payable to related parties are classified as current liabilities as either the note holders can control the repayment dates of the notes or maturity dates are within one year of the reported balance sheet date.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements and the effect of net operating losses based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2023 and 2022, the Company had no uncertain tax positions.

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the year ended December 31, 2023, 72,000 stock options, 117,500 warrants, and 2,991,341 shares issuable from convertible notes were considered for their dilutive effects. For the year ended December 31, 2022, 72,000 stock options, 117,500 warrants, and 2,700,379 shares issuable from convertible notes were considered for their dilutive effects.

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

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At December 31, 2023, we had a working capital deficit of $1,784,671, we had not yet generated any significant revenues or achieved profitable operations and we have accumulated losses of $20,993,778. We expect to incur further losses in the development of our business, all of which raises substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock but cannot assure than any future financings will occur.

Note 3 – Mineral Rights and Properties

Center Star Gold Mine

On July 1, 2020, the Company entered into a Stock Purchase Agreement to acquire Clearwater Gold Mining Corporation (“Clearwater”) which owns certain unpatented mining claims in Idaho County, Idaho that include the historic Center Star Gold Mine (“Center Star”) near Elk City, Idaho. In conjunction with the Clearwater acquisition, Gregory Schifrin, the sole shareholder of Clearwater, was appointed to serve as a member of the Company’s Board on July 1, 2020. The Company acquired 100% of the issued and outstanding shares of Clearwater in consideration of 1,000,000 shares of Magellan common stock, a $125,000 convertible note and $25,000 in cash.

The contracted share issuance was to be made in increments as progress was achieved on gaining access to the mine. To date 750,000 shares have been issued as follows and 250,000 shares are still pending issuance. With respect to the convertible secured note, $125,000 plus accrued interest is currently due for payment. During the year ended December 31, 2022, the Company evaluated the mineral rights and properties for impairment and recorded an impairment expense of $1,037,500. As of December 31, 2023 and 2022, the Clearwater mineral rights and properties balance totaled $0. During the year ended December 31, 2023, the Company evaluated the development costs for impairment and recorded an impairment expense of $194,274. As of December 31, 2023 and 2022, the Company had $0 and $194,274 in capitalized development cost to develop gold resources at Center Star.

Asset Purchase Agreement of January 2023

On January 3, 2023, the Company entered into an asset purchase agreement with Gold Express Mines, Inc (“Golden Express”). Pursuant to the agreement, the Seller sold the following 1) Golden, Idaho Project located in Idaho County, Idaho and consisting of seventy-two unpatented mining claims 2) Seafoam District – located in Custer County, Idaho and consisting of five unpatented mining claims 3) Blacktail District – located in Lemhi County, Idaho and consisting of eight unpatented mining claims 4) Big-it Project- located in Shoshone County, Idaho consisting of twenty-five unpatented mining claims and a mineral lease over three unpatented mining claims and 94.86 acres of real property and 5) Terror Gulch (Capparelli Group) located in Shoshone County, Idaho consisting of twenty-six unpatented mining claims. As of March 31, 2023, the total purchase price for the acquisition was determined to be $1,000,000 which consisted of 5,000,000 shares of common stock with a fair value of $1,000,000. The Company concluded the transaction qualified as an asset acquisition and all such acquisition costs have been capitalized. The Company concluded the purchase of a single set of assets qualified as an asset acquisition and all such acquisition costs have been capitalized as mineral rights and properties on the balance sheet.

In August 2023, the Company reduced the number of claims at the Seafoam District to three claims, reduced the number of claims at the Blacktail District to five claims, reduced the number of claims at the Big-It Extension claims from twenty-five to nine claims, and reduced the Golden Project claims from seventy-two to forty-one claims. During the year ended December 31, 2023, the Company evaluated the mineral rights and properties for impairment and recorded an impairment expense of $1,000,000. As of December 31, 2023, the Gold Express mineral rights and properties balance totaled $0.

Kris Project

On June 6, 2023, the Company entered a memorandum of understanding for earn-in agreement(“MOU”) with Gold Express Mines, Inc. Per the MOU, the Company agreed to earn-in for up to 50% working interest in Kris Project, which is comprised of 74 unpatented mining claims located in Plumas County, CA. In March 2023, the Company paid Gold Express Mines, Inc. $100,000, which was recorded as a deposit, and shall spend $400,000 on the Kris Project in allowable expenditures over the next thirty-six months, assuming permitting for the work is obtained. If permitting delays the exploration and other work programs, the earn-in period shall be extended accordingly. Allowable expenditures are sampling, drilling, assaying, geologic mapping, and mine site improvements made or performed directly on the existing mine site or expanded mine site. Consulting fees for work directly benefiting the Project are also allowed including management of work, preparation of reports, and planning for Future work. Claim maintenance fees on the existing claims are also allowable expenditures, as are the costs of future land acquisitions which are deemed to benefit the Kris Project, and which are approved by both parties beforehand. As part of the agreement, the Company shall make the Bureau of Land Management claim maintenance fees on the existing claims no later than August 15, 2023, and by August 15th in ensuing years during the earn-in period. The Company shall pay for the annual Plumas County “notice of intent to hold” recording costs and any other Plumas County fees or taxes which accrue during the earn-in period. These shall all be allowable expenses under the earn-in agreement. As of December 31, 2023, the $100,000 deposit paid to Golden Express for the MOU was reclassed to mineral rights and properties on the balance sheet.

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

The carrying values for cash and cash equivalents, accounts payable, advances payable, accrued interest, accrued liabilities, and notes payable approximate their fair value due to their short-term maturities.

Fair Value Measurements

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2023 and 2022:

	Level 1	Level 2	Level 3	Fair value at December 31, 2023
Liabilities:
Derivative liability	$–	$–	$86,443	$86,443

	Level 1	Level 2	Level 3	Fair value at December 31, 2022
Liabilities:
Derivative liability	$–	$–	$148,165	$148,165

There were no transfers between Level 1, 2 or 3 during the period.

The table below presents the change in the fair value of the derivative liability during the year ended December 31, 2021:

Fair value as of December 31, 2021	$150,953
Gain on change in fair value of derivatives	(2,788)
Fair value as of December 31, 2022	148,165
Gain on change in fair value of derivatives	(61,722)
Fair value as of December 31, 2023	$86,443

Note 5 – Debt

Unsecured advances

During the year ended December 31, 2023, the Company received non-cash advances of $25,816 and repaid $4,701. As of December 31, 2023 and December 31, 2022, the advances balance totaled $39,338 and $18,223, respectively.

Notes payable.

During the year ended December 31, 2022, the Company entered unsecured promissory notes totaling $78,000. During the year ended December 31, 2023, the Company entered an unsecured promissory note totaling $22,000. The promissory notes bear interest at 12% per annum and are payable on demand. As of December 31, 2023 and 2022, the notes payable balance was $100,000 and $78,000, with accrued interest of $17,301 and $6,130, respectively.

Series 2019A 10% Unsecured Convertible Notes

In 2019, the Company sold $135,000 of Series 2019A 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series 2019A Notes are convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The lenders were issued 100,000 common stock warrants with an exercise price of $2.00 per share. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in August and December 2019. The $135,000 debt discount is amortized over the term of the loan. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes mature twelve (12) months from the date of issue. The maturity date can be extended at the option of the Company for an additional one (1) year. There are two Series 2019A 10% Unsecured Convertible Notes that were due and payable in August 2020 and are currently past due and in default. The default interest rate on the notes is 12%. As of December 31, 2023 and 2022, the balance due under these notes is $75,000, with accrued interest of $35,481 and $26,481, respectively.

On October 1, 2019, the Company sold a 10% Unsecured Convertible Note for $145,978 due on demand to settle accounts payable. The purchase price of the 10% Unsecured Convertible Note is equal to the principal amount of the Note. The 10% Unsecured Convertible Note is convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital in October 2019. The debt discount will be amortized over the term of the loan. The 10% Unsecured Convertible Note will accrue interest at the rate of 10% per annum payable quarterly, accruing from the date of issuance. As of December 31, 2023 and 2022, the balance due under this note is $145,978, with accrued interest of $62,031 and $47,433, respectively.

Series 2020A 8% Unsecured Convertible Notes

In 2020, the Company sold $285,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 142,500 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. Two related parties purchased $60,000 of the 2020A notes. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital as of December 31, 2020. The $237,263 debt discount will be amortized over the term of the loan. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. In July 2020, $25,000 of Series 2020A 8% Unsecured Convertible Notes were converted into 50,000 shares of common stock at a conversion price of $0.50 per share. The Series 2020A 8% Unsecured Convertible Notes that were due and payable in November 2020 and are currently past due. If a default notice is received the interest rate will be 12%. As of December 31, 2023 and 2022, the balance due to a third party under these notes is $200,000, with accrued interest of $56,297 and $40,297, respectively.

Convertible Note

On February 10, 2021, the Company entered into a debt agreement to borrow $200,000. The secured note has an original issuance discount of $16,000 along with $9,000 in legal and finder fees recorded as a discount, which will be amortized over the life of the note. The loan is secured by common stock of the Company, bears interest at a rate of 10% and has a six-month maturity. In August 2021, the note was extended six months and the interest rate was increased to 12%. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price shall be the less of 90% of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period ending on date of conversion of this note. The Company issued the debt holder 266,667 common shares as a commitment fee. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability of $95,715 was recorded as a discount on the convertible notes payable. On February 9, 2022, the Company extended the maturity to May 10, 2022. In consideration of the extension, the Company issued the debt holder 180,000 shares of common stock valued at $54,000. The incremental value of the debt modification of $54,000 will be recorded over the remaining life of the note ending May 10, 2022. On May 11, 2022, the Company agreed to a second amendment to extend the maturity of the AJB note to August 10, 2022. In consideration for the extension, the Company issued 233,334 shares of common stock at a price of $0.30 per share for a total value of $70,000. The incremental value of the debt modification of $70,000 will be recorded over the remaining life of the note ending August 10, 2022. On August 9, 2022, the Company agreed to a third amendment to extend the maturity of the AJB note to November 9, 2022. In consideration for the extension, the Company issued 233,334 shares of common stock at a price of $0.24 per share for a total value of $56,000. The incremental value of the debt modification of $56,000 will be recorded over the remaining life of the note ending November 9, 2022. Th AJB Convertible Note is due and payable in November 2023. In January 2023, the Note was extended to August 11, 2023 and is currently past due. In consideration for the extension, the principal amount of the note was increased by $10,000. The incremental value of the debt modification of $10,000 will be recorded as a debt discount and amortized over the remaining life of the note ending August 11, 2023. During the year ended December 31, 2023, the Company amortized $10,000 of debt discount. During the year ended December 31, 2023, the Company repaid $100,000 of principal on this note.

As of December 31, 2023, the total derivative liability on the above note was adjusted to a fair value of $86,443. During the year ended December 31, 2023, the Company recognized an additional $10,000 of debt discount and a day one loss of $2,136 related to the $10,000 increase in principal amount of the AJB. The debt discount will be amortized over the remaining life of the note ending August 11, 2023. The fair value of the conversion option was estimated using the Black-Scholes option pricing model and the following range of assumptions during the period: fair value of stock $0.06 - $0.20, volatility of 237.73% -261.18% based on a comparable company peer group, expected term of 0.50 years, risk-free rate of 4.76% - 5.47% and a dividend yield of 0%.

As of December 31, 2023 and 2022, the balance on the loan was $110,000 and $200,000, net of discount of $0, with accrued interest of $33,087 and $7,400, respectively.

Note 6 – Stockholders’ Deficit

Common Stock

2023

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

Stock Warrants, Stock Options, and the 2017 Equity Incentive Plan:

Under the 2017 Equity Incentive Plan, the Company is authorized to grant rights to acquire up to a maximum of 200,000 shares of common stock. The 2017 Plan provides for the grant of (1) both incentive and non-statutory stock options, (2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights. As of December 31, 2023, the Company had 128,000 shares available for future grant.

Stock option activity within the 2017 Equity Incentive Plan and warrant activity outside the plan, for the years ended December 31, 2023 and 2022 is as follows:

	Stock Options		Stock Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	72,000	$2.00	423,635	$0.28
Granted	–	–	–	–
Cancelled	–	–	–	–
Expired	–	–	–	–
Exercised	–	–	(306,135)	0.20
Outstanding at December 31, 2022	72,000	2.00	117,500	0.50
Granted	–	–	–	–
Cancelled	–	–	–	–
Expired	–	–	–	–
Exercised	–	–	–	–
Outstanding at December 31, 2023	72,000	$2.00	117,500	$0.50
Exercisable at December 31, 2023	72,000	$2.00	117,500	$0.50

As of December 31, 2023, the outstanding stock options have a weighted average remaining term of 3.82 years and had no intrinsic value, and the outstanding stock warrants have a weighted average remaining term of 1.43 years and had no intrinsic value. As of December 31, 2022, the outstanding stock options have a weighted average remaining term of 4.82 years and had no intrinsic value, and the outstanding stock warrants have a weighted average remaining term of 2.43 years and had no intrinsic value.

Note 7 – Commitments and Contingencies

Mining Claims

We currently own directly or hold indirectly through mineral leases or other contracts a total of 192 unpatented mining claims. To maintain these claims, annual payments are required to be made to the United States Bureau of Land Management by the 1st of September of each year. Additionally, state laws impose additional filings and fees which are required to be made with the Recorder’s Office in the local county in which the claims are located. Additionally, some counties impose property taxes on unpatented mining claims which are due at various dates. As of December 31, 2023, all the unpatented mineral claims are believed by the Company Management to be in good standing.

Note 8 – Executive Employment Agreement

Effective August 1, 2020, the Company and Michael Lavigne, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of common stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of December 31, 2023 and 2022, 615,000 and 435,000 restricted stock units may be settled in shares of common stock, respectively. During the years ended December 31, 2023 and 2022, the Company recognized $24,542 and $35,888 of stock-based compensation related to the agreement, respectively.

Note 9 – Related Party Transactions

Notes Payable – Related Parties

During the year ended December 31, 2022, the Company entered into unsecured promissory notes with related parties totaling $53,000. The promissory notes bear interest at 12% per annum and are payable on demand. As of December 31, 2023 and 2022 the notes payable – related parties balance was $53,000, with accrued interest of $9,409 and $3,049, respectively.

Unsecured advances – related party

During the year ended December 31, 2023, the Gold Express Mines, Inc. paid $685 of expenses on behalf of the Company. During the year ended December 31, 2022, the CEO paid $938 of expenses on behalf of the Company. As of December 31, 2023 and December 31, 2022, the advances related party balance totaled $21,875 and $21,190, respectively.

Series 2020A 8% Unsecured Convertible Notes

In 2020, the Company sold $285,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 142,500 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. Two related parties purchased $60,000 of the 2020A notes. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital as of December 31, 2020. The $237,263 debt discount will be amortized over the term of the loan. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. In July 2020, $25,000 of Series 2020A 8% Unsecured Convertible Notes were converted into 50,000 shares of common stock at a conversion price of $0.50 per share. The Series 2020A 8% Unsecured Convertible Notes that were due and payable in November 2020 and are currently past due. If a default notice is received the interest rate will be 12%. As of December 31, 2023 and 2022, the balance due to a related party under these notes is $60,000, with accrued interest of $17,238 and $12,438, respectively.

3% Secured Convertible Note

On July 1, 2020, the Company issued a $125,000 Secured Convertible Note to a related party as part of the purchase of Clearwater Mining Corporation. The convertible note is secured by common stock of the Company, matures on July 1, 2022 and will accrue interest at the rate of 3% per annum, payable yearly in arrears beginning July 1, 2021. The Note is convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in July 2019. The $87,500 debt discount will be amortized over the term of the loan. Amortization expense of $21,815 was recognized during the year ended December 31, 2022. As of December 31, 2023 and 2022, the balance due to a related party under this note was $125,000, with accrued interest of $13,130 and $9,380, respectively.

Consulting Agreement

On December 29, 2022, the Company entered into a two-year consulting agreement with Rock Creek Mining Company commencing on December 1, 2022, to provide consulting and advisory services. Michael Lavigne, the Company’s CEO, is an officer and a Director of Rock Creek Mining Company. The consulting agreement provides for compensation of $6,000 per month, payable on demand. During the years ended December 31, 2023 and 2022, the Company incurred consulting fees of $72,000 and $6,000 related to this agreement, respectively.

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

Gold Express Mines, Inc. (“GEM”) is a company under common control. Mr. Crosby and Mr. Ryan are both on the board and/or hold management roles in both Magellan and GEM. Magellan and GEM are both exploration stage companies involved in the business of acquisition and exploration of mineral resources.

The existence of common ownership and common management could result in significantly different operating results or financial positions from those that could have resulted had Magellan, Athena, Silver Saddle and Gold Express been autonomous.

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	December 31, 2023	December 31, 2022
Accrued interest payable – Mr. Gibbs	$19,730	$12,130
Accrued interest payable – Joseph Lavine	4,277	1,517
Accrued interest payable – Mr. Schifrin	13,130	9,380
Accrued interest payable – Mr. Malhotra	2,641	1,841
	$39,778	$24,868

Note 10 – Income Taxes

Our net operating loss carry forward as of December 31, 2023 was $4,841,000, which may be used to offset future income taxes. Our net operating loss carry forward as of December 31, 2022 was $4,544,000, which may be used to offset future income taxes. Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for 2023 and 2022 is as follows:

	Years Ended December 31,
	2023	2022
Expected federal income tax benefit at statutory rate	62,358	$60,378
State taxes	10,393	10,063
Change in valuation allowance	(72,751)	(70,441)
Income tax benefit	$–	$–

Our deferred tax assets as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Deferred tax asset	1,185,934	$1,113,183
Valuation allowance	(1,185,934)	(1,113,183)
Deferred tax assets, net of allowance	$–	$–

Note 11 – Subsequent Events

On January 2, 2024, Gold Express Mines, Inc., a related party, assumed the debt from AJB Capital Investments, LLC.

The Company issued 250,000 shares of common stock to Gold Express, Inc. (“GEM”) for the assumption of the AJB convertible note.

On January 4, 2024, the Company entered into a purchase agreement with GEM, pursuant to which, among other things (i) the Company agreed to purchase certain mineral assets owned and controlled by GEM for a purchase price equal to 5,500,000 shares of the Company’s common stock, par value $0.001 per share; and (ii) GEM agreed to assign to the Company a certain lease for mineral properties for a purchase price of 500,000 shares of common stock.

After December 31, 2023, the Company entered into three unsecured promissory notes with GEM totaling $75,000. The promissory notes bear interest at 5% per annum and are payable on demand.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN GOLD CORPORATION

Date: April 17, 2024	By: /s/ Michael B. Lavigne Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael B. Lavigne	Chief Executive Officer, President and Director	April 17, 2024
Michael B. Lavigne	(Principal Executive Officer)

/s/ John P. Ryan	Chief Financial Officer and Director	April 17, 2024
John P. Ryan	(Principal Financial and Accounting Officer)

/s/ Greg Schifrin	Director	April 17, 2024
Greg Schifrin

/s/ Howard Crosby	Director	April 17, 2024
Howard Crosby

41