Form 10-Q
period 2024-06-30
MAGELLAN COPPER & GOLD INC.
filed 2024-10-15
CIK 1515317

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-54658

MAGELLAN COPPER & GOLD INC.

(FORMERLY MAGELLAN GOLD CORPORATION)

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

On October 15, 2024, there were 25,412,072 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

MAGELLAN COPPER & GOLD INC.

(FORMERLY MAGELLAN GOLD CORPORATION)

Form 10-Q

June 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Magellan Copper & Gold Inc.

(Formerly Magellan Gold Corporation)

Consolidated Balance Sheets

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash	$3,913	$99

Total current assets	3,913	99

Mineral rights and properties	522,565	100,000

Total assets	$526,478	$100,099

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$210,848	$236,322
Accounts payable - related party	109,750	73,750
Accrued liabilities	214,089	214,089
Convertible note payable, net - related party	285,000	185,000
Convertible note payable, net	430,978	530,978
Accrued interest - related parties	85,731	39,778
Accrued interest	199,814	204,197
Advances payable - related party	21,875	21,875
Advances payable	39,338	39,338
Notes payable	99,000	100,000
Notes payable - related party	168,000	53,000
Derivative liability	77,068	86,443

Total current liabilities	1,941,491	1,784,770

Total liabilities	1,941,491	1,784,770

Commitments and contingencies

Shareholders' deficit:
Preferred shares, 25,000,000 shares Series A preferred stock - $10.00 stated value; 2,500,000 authorized; 0 shares issued and outstanding	–	–
Common shares, $0.001 par value; 1,000,000,000 shares authorized; 25,412,072 and 19,577,072 shares issued and outstanding, respectively	25,412	19,577
Additional paid-in capital	19,757,755	19,289,530
Accumulated deficit	(21,198,180)	(20,993,778)
Shareholders' deficit:	(1,415,013)	(1,684,671)

Total liabilities and shareholders' deficit	$526,478	$100,099

See accompanying notes to the unaudited consolidated financial statements

Magellan Copper & Gold Inc.

(Formerly Magellan Gold Corporation)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Operating expenses:
General and administrative expenses	$71,817	$67,620	$172,181	$101,565

Total operating expenses	71,817	67,620	172,181	101,565

Operating loss	71,817	67,620	172,181	101,565

Other income (expense):
Interest expense	(20,914)	(28,792)	(41,596)	(47,540)
Gain on change in derivative liability	18,594	48,845	9,375	70,617

Total other income (expense)	(2,320)	20,053	(32,221)	23,077

Net loss	$(74,137)	$(47,567)	$(204,402)	$(78,488)

Basic net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic weighted average	25,412,072	19,487,072	25,245,946	18,898,280
Diluted weighted average	25,412,072	19,487,072	25,245,946	18,898,280

See accompanying notes to the unaudited consolidated financial statements

Magellan Copper & Gold Inc.

(Formerly Magellan Gold Corporation)

Consolidated Statements of Shareholders' Deficit

For the six months ended June 30, 2024 and 2023

(Unaudited)

			Additional
	Common Stock		Paid - in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2023	19,577,072	$19,577	$19,289,530	$(20,993,778)	$(1,684,671)

Shares issued for the acquisition of mineral properties	5,500,000	5,500	417,065	–	422,565
Stock based compensation	335,000	335	44,573	–	44,908
Net loss	–	–	–	(130,265)	(130,265)
Balance, March 31, 2024	25,412,072	25,412	19,751,168	(21,124,043)	(1,347,463)
Stock based compensation	–	–	6,587	–	6,587
Net loss	–	–	–	(74,137)	(74,137)
Balance, June 30, 2024	25,412,072	$25,412	$19,757,755	$(21,198,180)	$(1,415,013)

Balance, December 31, 2022	12,772,786	$12,773	$18,019,192	$(19,529,742)	$(1,497,777)

Shares issued for cash	1,714,286	1,714	238,286	–	240,000
Shares issued for the acquisition of mineral properties	5,000,000	5,000	995,000	–	1,000,000
Stock based compensation	–	–	6,315	–	6,315
Net loss	–	–	–	(30,921)	(30,921)
Balance, March 31, 2023	19,487,072	19,487	19,258,793	(19,560,663)	(282,383)
Stock based compensation	–	–	6,674	–	6,674
Net loss	–	–	–	(47,567)	(47,567)
Balance, June 30, 2023	19,487,072	$19,487	$19,265,467	$(19,608,230)	$(323,276)

See accompanying notes to the unaudited consolidated financial statements

Magellan Copper & Gold Inc.

(Formerly Magellan Gold Corporation)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(204,402)	$(78,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on notes payable	–	8,019
Stock based compensation	51,495	12,989
Gain on change in derivative liability	(9,375)	(70,617)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	–	5,097
Accounts payable and accrued liabilities	(25,474)	11,232
Accounts payable - related party	36,000	18,000
Accrued interest	41,570	39,521

Net cash used in operating activities	(110,186)	(54,247)

Investing activities:
Cash paid for mineral rights	–	(100,000)

Net cash used in investing activities	–	(100,000)

Financing activities:
Proceeds from notes payable from related parties	115,000	–
Proceeds from notes payable from third parties	–	21,000
Repayment of notes payable from third parties	(1,000)	–
Repayment of advances from third parties	–	(4,701)
Repayment of convertible debt	–	(100,000)
Proceeds from sale of common stock	–	240,000

Net cash provided by financing activities	114,000	156,299

Net change in cash	3,814	2,052
Cash at beginning of period	99	743

Cash at end of period	$3,913	$2,795

Supplemental disclosure of cash flow information
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Expenses paid on behalf of the Company	$–	$4,701
Shares issued for the acquisition of mineral properties	$422,565	$1,000,000

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN COPPER & GOLD INC.

(FORMERLY MAGELLAN GOLD CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization, Basis of Presentation, and Nature of Operations

Organization and Nature of Operations

Magellan Copper & Gold Inc. (“we” “our”, “us”, the “Company” or “Magellan”) was incorporated on September 28, 2010, under the laws of the State of Nevada. Our principal business is the acquisition and exploration of mineral resources. We have not presently determined whether the properties to which we have mining rights contain mineral reserves that are economically recoverable.

On August 1, 2024, the Company amended its articles of incorporation to change their name from Magellan Gold Corporation to Magellan Copper & Gold Inc.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2023.

Our consolidated financial statements include our accounts and the accounts of our 100% owned subsidiaries, Clearwater and M Gold. All intercompany transactions and balances have been eliminated. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the six months ended June 30, 2024, 72,000 stock options, 117,500 warrants, and 2,189,156 shares issuable from convertible notes were considered for their dilutive effects. For the six months ended June 30, 2023, 72,000 stock options, 117,500 warrants, and 2,053,780 shares issuable from convertible notes were considered for their dilutive effects.

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

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At June 30, 2024, we had a working capital deficit of $1,937,578, we had not yet generated any significant revenues or achieved profitable operations and we have accumulated losses of $21,198,180. We expect to incur further losses in the development of our business, all of which raises substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due, of which there can be no assurance.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock but cannot assure that any future financing will occur.

Note 3 – Mineral Rights and Properties

Kris Project

On June 6, 2023, the Company entered a memorandum of understanding for earn-in agreement (“MOU”) with Gold Express Mines, Inc. (“GEM”). Per the MOU, the Company agreed to earn-in for up to 50% working interest in the Kris Project, which is comprised of 74 unpatented mining claims located in Plumas County, CA. In March 2023, the Company paid Gold Express Mines, Inc. $100,000, which was recorded as a deposit, and shall spend $400,000 on the Kris Project in allowable expenditures over the next thirty-six months, assuming permitting for the work is obtained. If permitting delays the exploration and other work programs, the earn-in period shall be extended accordingly. Allowable expenditures are sampling, drilling, assaying, geologic mapping, and mine site improvements made or performed directly on the existing mine site or expanded mine site. Consulting fees for work directly benefiting the Project are also allowed including management of work, preparation of reports, and planning for Future work. Claim maintenance fees on the existing claims are also allowable expenditures, as are the costs of future land acquisitions which are deemed to benefit the Kris Project, and which are approved by both parties beforehand. As part of the agreement, the Company shall make the Bureau of Land Management claim maintenance fees on the existing claims no later than August 15, 2023, and by August 15th in ensuing years during the earn-in period. The Company shall pay for the annual Plumas County “notice of intent to hold” recording costs and any other Plumas County fees or taxes which accrue during the earn-in period. These shall all be allowable expenses under the earn-in agreement. As of December 31, 2023, the $100,000 deposit paid to Golden Express for the MOU was reclassed to mineral rights and properties on the balance sheet. As of June 30, 2024, the $100,000 deposit paid to Golden Express for the MOU remained in mineral rights and properties on the balance sheet.

Blue Jacket and Cuprum Project

On January 4, 2024, the Company entered into a purchase agreement with GEM, pursuant to which, among other things (i) the Company agreed to purchase certain mineral assets owned and controlled by GEM for a purchase price equal to 5,500,000 shares of the Company’s common stock, par value $0.001 per share; and (ii) GEM agreed to assign to the Company a certain lease for mineral properties for a purchase price of 500,000 shares of common stock. As of June 30, 2024, the total purchase price for the acquisition was determined to be $422,565 which consisted of 5,500,000 shares of common stock with a fair value of $422,565. As of the date of this filing, the Company and GEM have not completed the assignment of leases and the 500,000 shares related to assignment have not been issued. The Company concluded the transaction qualified as an asset acquisition and all such acquisition costs have been capitalized. The Company concluded the purchase of a single set of assets qualified as an asset acquisition and all such acquisition costs have been capitalized as mineral rights and properties on the balance sheet. As of June 30, 2024, the GEM mineral rights and properties balance totaled $422,565.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2024 and December 31, 2023:

	Level 1	Level 2	Level 3	Fair value at June 30, 2024
Liabilities:
Derivative liability	$–	$–	$77,068	$77,068

	Level 1	Level 2	Level 3	Fair value at December 31, 2023
Liabilities:
Derivative liability	$–	$–	$86,443	$86,443

There were no transfers between Level 1, 2 or 3 during the period.

The table below presents the change in the fair value of the derivative liability during the six months ended June 30, 2024:

Fair value as of December 31, 2023	$86,443
Gain on change in fair value of derivatives	(9,375)
Fair value as of June 30, 2024	$77,068

Note 5 – Notes payable, Convertible Note Payable and Derivative Liability

Unsecured advances

As of June 30, 2024 and December 31, 2023, the advances balance totaled $39,338.

Notes payable

As of June 30, 2024 and December 31, 2023, the notes payable balance was $99,000 and $100,000, with accrued interest of $23,221 and $17,301, respectively. The promissory notes bear interest at 12% per annum and are payable on demand.

Series 2019A 10% Unsecured Convertible Notes

In 2019, the Company sold $135,000 of Series 2019A 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series 2019A Notes are convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The lenders were issued 100,000 common stock warrants with an exercise price of $2.00 per share. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in August and December 2019. The $135,000 debt discount is amortized over the term of the loan. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes mature twelve (12) months from the date of issue. The maturity date can be extended at the option of the Company for an additional one (1) year. There are two Series 2019A 10% Unsecured Convertible Notes that were due and payable in August 2020 and are currently past due and in default. The default interest rate on the notes is 12%. As of June 30, 2024 and December 31, 2023, the balance due under these notes is $75,000, with accrued interest of $39,969 and $35,481, respectively.

On October 1, 2019, the Company sold a 10% Unsecured Convertible Note for $145,978 due on demand to settle accounts payable. The purchase price of the 10% Unsecured Convertible Note is equal to the principal amount of the Note. The 10% Unsecured Convertible Note is convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital in October 2019. The debt discount will be amortized over the term of the loan. The 10% Unsecured Convertible Note will accrue interest at the rate of 10% per annum payable quarterly, accruing from the date of issuance. As of June 30, 2024 and December 31, 2023, the balance due under this note is $145,978, with accrued interest of $69,309 and $62,031, respectively.

Series 2020A 8% Unsecured Convertible Notes

In 2020, the Company sold $285,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 142,500 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. Two related parties purchased $60,000 of the 2020A notes. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital as of December 31, 2020. The $237,263 debt discount will be amortized over the term of the loan. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. In July 2020, $25,000 of Series 2020A 8% Unsecured Convertible Notes were converted into 50,000 shares of common stock at a conversion price of $0.50 per share. The Series 2020A 8% Unsecured Convertible Notes that were due and payable in November 2020 and are currently past due. If a default notice is received the interest rate will be 12%. During the six months ended June 30, 2024, $10,000 was reclassed from convertible notes related party to convertible notes third party. As of June 30, 2024 and December 31, 2023, the balance due to a third party under these notes is $210,000 and $200,000, with accrued interest of $67,315 and $56,297, respectively.

Convertible Note

On February 10, 2021, the Company entered into a debt agreement to borrow $200,000. The secured note has an original issuance discount of $16,000 along with $9,000 in legal and finder fees recorded as a discount, which will be amortized over the life of the note. The loan is secured by common stock of the Company, bears interest at a rate of 10% and has a six-month maturity. In August 2021, the note was extended six months and the interest rate was increased to 12%. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price shall be the less of 90% of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period ending on date of conversion of this note. The Company issued the debt holder 266,667 common shares as a commitment fee. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability of $95,715 was recorded as a discount on the convertible notes payable. On February 9, 2022, the Company extended the maturity to May 10, 2022. In consideration of the extension, the Company issued the debt holder 180,000 shares of common stock valued at $54,000. The incremental value of the debt modification of $54,000 will be recorded over the remaining life of the note ending May 10, 2022. On May 11, 2022, the Company agreed to a second amendment to extend the maturity of the AJB note to August 10, 2022. In consideration for the extension, the Company issued 233,334 shares of common stock at a price of $0.30 per share for a total value of $70,000. The incremental value of the debt modification of $70,000 will be recorded over the remaining life of the note ending August 10, 2022. On August 9, 2022, the Company agreed to a third amendment to extend the maturity of the AJB note to November 9, 2022. In consideration for the extension, the Company issued 233,334 shares of common stock at a price of $0.24 per share for a total value of $56,000. The incremental value of the debt modification of $56,000 will be recorded over the remaining life of the note ending November 9, 2022. Th AJB Convertible Note is due and payable in November 2023. In January 2023, the Note was extended to August 11, 2023 and is currently past due. In consideration for the extension, the principal amount of the note was increased by $10,000. The incremental value of the debt modification of $10,000 will be recorded as a debt discount and amortized over the remaining life of the note ending August 11, 2023. During the year ended December 31, 2023, the Company amortized $10,000 of debt discount. During the year ended December 31, 2023, the Company repaid $100,000 of principal on this note. On January 2, 2024, GEM, a related party, assumed the debt from AJB Capital Investments, LLC. As of June 30, 2024 and December 31, 2023, the balance on the loan was $0 and $110,000, net of discount of $0, with accrued interest of $0 and $33,087, respectively.

Note 6 – Stockholders’ Deficit

Common stock

During the six months ended June 30, 2024, the Company issued 85,000 shares of common stock with a fair value of $20,938 to a board member of the Company for services provided.

Stock Warrants, Stock Options, and the 2017 Equity Incentive Plan:

Under the 2017 Equity Incentive Plan, the Company is authorized to grant rights to acquire up to a maximum of 200,000 shares of common stock. The 2017 Plan provides for the grant of (1) both incentive and non-statutory stock options, (2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights. As of June 30 2024, the Company had 128,000 shares available for future grants.

Stock option activity within the 2017 Equity Incentive Plan and warrant activity outside the plan, for the six months ended June 30, 2024 is as follows:

	Stock Options		Stock Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	72,000	$2.00	117,500	$0.50
Granted	–	–	–	–
Cancelled	–	–	–	–
Expired	–	–	–	–
Exercised	–	–	–	–
Outstanding at June 30, 2024	72,000	$2.00	117,500	$0.50
Exercisable at June 30, 2024	72,000	$2.00	117,500	$0.50

As of June 30, 2024, the outstanding stock options have a weighted average remaining term of 3.32 years and have no intrinsic value, and the outstanding stock warrants have a weighted average remaining term of 0.93 years and have no intrinsic value.

Note 7 – Commitments and Contingencies

Mining Claims

We currently own directly or hold indirectly through mineral leases or other contracts a total of 192 unpatented mining claims. To maintain these claims, annual payments are required to be made to the United States Bureau of Land Management by the 1st of September of each year. Additionally, state laws impose additional filings and fees which are required to be made with the Recorder’s Office in the local county in which the claims are located. Additionally, some counties impose property taxes on unpatented mining claims which are due at various dates. As of June 30, 2024, all the unpatented mineral claims are believed by the Company Management to be in good standing.

Note 8 – Executive Employment Agreement

Effective August 1, 2020, the Company and Michael Lavigne, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of common stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of June 30, 2024 and December 31, 2023, 705,000 and 615,000 restricted stock units may be settled in shares of common stock, respectively. During the six months ended June 30, 2024, the Company recognized $11,357 of stock-based compensation related to the agreement, respectively.

Note 9 – Related Party Transactions

Notes Payable – Related Parties

As of December 31, 2023, the notes payable – related parties balance was $53,000, with accrued interest of $9,409. The promissory notes bear interest at 12% per annum and are payable on demand. During the six months ended June 30, 2024, the Company entered into four unsecured promissory notes with GEM totaling $115,000. The promissory notes bear interest at 5% per annum and are payable on demand. As of June 30, 2024, the notes payable – related parties balance was $168,000, with accrued interest of $14,471.

Unsecured advances – related party

As of June 30, 2024 and December 31, 2023, the advances related party balance totaled $21,875.

Series 2020A 8% Unsecured Convertible Notes

In 2020, the Company sold $285,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 142,500 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. Two related parties purchased $60,000 of the 2020A notes. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital as of December 31, 2020. The $237,263 debt discount will be amortized over the term of the loan. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. In July 2020, $25,000 of Series 2020A 8% Unsecured Convertible Notes were converted into 50,000 shares of common stock at a conversion price of $0.50 per share. The Series 2020A 8% Unsecured Convertible Notes that were due and payable in November 2020 and are currently past due. If a default notice is received the interest rate will be 12%. During the six months ended June 30, 2024, $10,000 was reclassed from convertible notes related party to convertible notes third party. As of June 30, 2024 and December 31, 2023, the balance due to a related party under these notes is $50,000 and $60,000, with accrued interest of $16,592 and $17,238, respectively.

3% Secured Convertible Note

On July 1, 2020, the Company issued a $125,000 Secured Convertible Note to a related party as part of the purchase of Clearwater Mining Corporation. The convertible note is secured by common stock of the Company, matures on July 1, 2022 and will accrue interest at the rate of 3% per annum, payable yearly in arrears beginning July 1, 2021. The Note is convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in July 2019. The $87,500 debt discount will be amortized over the term of the loan. Amortization expense of $21,815 was recognized during the year ended December 31, 2022. As of June 30, 2024 and December 31, 2023, the balance due to a related party under this note was $125,000, with accrued interest of $15,000 and $13,130, respectively.

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

As of June 30, 2024, the total derivative liability on the above note was adjusted to a fair value of $77,068. The fair value of the conversion option was estimated using the Black-Scholes option pricing model and the following assumptions during the period: fair value of stock $0.14, volatility of 158.36%, expected term of 0.50 years, risk-free rate of 5.33% and a dividend yield of 0%.

As of June 30, 2024, the balance on the loan was $110,000, with accrued interest of $39,668.

Consulting Agreement

On December 29, 2022, the Company entered into a two-year consulting agreement with Rock Creek Mining Company commencing on December 1, 2022, to provide consulting and advisory services. Michael Lavigne, the Company’s CEO, is an officer and a Director of Rock Creek Mining Company. The consulting agreement provides for compensation of $6,000 per month, payable on demand. During the six months ended June 30, 2024, the Company incurred consulting fees of $36,000.

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

Accrued Interest - Related Parties

As of June 30, 2024, Mr. Malhotra is no longer considered a related party, and therefore all amounts due to him have been reclassified out of related party accounts.

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	June 30, 2024	December 31, 2023
Accrued interest payable – Mr. Gibbs	$23,519	$19,730
Accrued interest payable – Mr. Joseph Lavigne	5,653	4,277
Accrued interest payable – Mr. Schifrin	15,000	13,130
Accrued interest payable – Gold Express Mines, Inc.	41,559	–
Accrued interest payable – Mr. Malhotra	–	2,641
	$85,731	$39,778

Note 10 – Subsequent Events

On September 11, 2024, the Company entered into a debt conversion agreement to issue a total of 265,693 shares of our common stock for the conversion of $31,000 in principal and $6,197 of interest.

On September 20, 2024, the Company entered into a debt conversion agreement to issue a total of 479,870 shares of our common stock for the conversion of $50,000 in principal and $17,182 of interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Magellan,” “we,” “our,” and “us” to refer to Magellan Copper & Gold Inc. (formerly Magellan Gold Corporation).

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

On January 4, 2024 the Company entered into an asset purchase agreement with Gold Express. Pursuant to the agreement, the Seller sold the following 1) Copper Butte Project located in Pinal County, Arizona and consisting of 66 unpatented mining claims 2) Blue Jacket Project located in Idaho County, Idaho and consisting of 79 unpatented mining claims and 3) Copper Cliff Project located in Adams County, Idaho and consisting of 71 unpatented mining claims and a mineral lease with option to purchase consisting of patented mining claims known as the Copper Cliff Patented Claims located in Adams County, Idaho upon landowner approval. As of June 30, 2024, the total purchase price for the acquisition for the three projects was determined to be $422,565, to be paid upon landowner approval, consisting of 5,500,000 shares of common stock for the three projects with a fair market value of $422,565. As of the date of this filing, the Company and GEM have not completed the assignment of leases and the 500,000 shares related to assignment have not been issued. The Company concluded the transaction qualified as an asset acquisition and all costs have been capitalized. The Company concluded the purchase of a single set of assets qualified as an asset acquisition and all such acquisition costs have been capitalized as mineral rights and properties on the balance sheet.

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

Results of Operations for the three months ended June 30, 2024 and 2023

	Three months ended June 30,
	2024	2023
Operating expenses:
General and administrative expenses	$71,817	$67,620
Total operating expenses	71,817	67,620

Operating loss	(71,817)	(67,620)

Other income (expense):
Interest expense	(20,914)	(28,792)
Gain on change in derivative liability	18,594	48,845
Total other income (expense)	(2,320)	20,053

Net loss	$(74,137)	$(47,567)

Operating expenses

During the three months ended June 30, 2024, our total operating expenses included general and administrative expenses of $71,817 as compared to $67,620 during the three months ended June 30, 2023. The $4,197 increase is primarily associated with increases in professional fees and stock-based compensation.

Other income (expense)

During the three months ended June 30, 2024, total other expense was $2,320 as compared to other income of $20,053 during the three months ended June 30, 2023. The $22,373 change was mainly related to change in derivative liability.

Results of Operations for the six months ended June 30, 2024 and 2023

	Six months ended June 30,
	2024	2023
Operating expenses:
General and administrative expenses	$172,181	$101,565
Total operating expenses	172,181	101,565

Operating loss	(172,181)	(101,565)

Other income (expense):
Interest expense	(41,596)	(47,540)
Gain on change in derivative liability	9,375	70,617
Total other income (expense)	(32,221)	23,077

Net loss	$(204,402)	$(78,488)

Operating expenses

During the six months ended June 30, 2024, our total operating expenses included general and administrative expenses of $172,181 as compared to $101,565 during the six months ended June 30, 2023. The $70,616 increase is primarily associated with increases in professional fees and stock-based compensation.

Other income (expense)

During the six months ended June 30, 2024, total other expense was $32,221 as compared to other income of $23,077 during the six months ended June 30, 2023. The $55,298 change was mainly related to change in derivative liability.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At June 30, 2024, we had not yet generated sufficient revenues or achieved profitable operations and we have accumulated losses of $21,198,180. We expect to incur further losses in the development of our business, all of which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due, of which there can be no assurance.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock but cannot assure that any future financing will occur.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Six months ended June 30,
	2024	2023
Net cash used in operating activities	$(110,186)	$(54,247)

Net cash used in investing activities	–	(100,000)

Net cash provided by financing activities	114,000	156,299

Net change in cash	3,814	2,052
Cash beginning of period	99	743
Cash end of period	$3,913	$2,795

At June 30, 2024, we had $3,913 in cash and a $1,937,578 working capital deficit. This compares to cash of $99 and a working capital deficit of $1,784,671 at December 31, 2023.

Net cash used in operating activities during the six months ended June 30, 2024 was $110,186 and was mainly comprised of our $204,402 net loss during the period, adjusted by a non-cash charges of $51,495 of stock compensation and a gain on change in derivative liability of $9,375. In addition, it reflects changes in operating assets and liabilities of $52,096.

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

During the six months ended June 30, 2024, net cash provided by financing activities was $114,000 comprised of proceeds from notes payable related parties which were offset by repayment of notes payable.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None, except as previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: October 15, 2024

MAGELLAN COPPER & GOLD INC.

(formerly MAGELLAN GOLD CORPORATION)

By: /s/ Michael Lavigne

Michael Lavigne

Chief Executive Officer and Chief Financial Officer

(Principal Executive, Financial and Accounting Officer)

