Form 10-K
period 2024-12-31
MAGELLAN COPPER & GOLD Corp
filed 2025-03-31
CIK 1515317

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-54658

              MAGELLAN COPPER & GOLD Corp.
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

The aggregate market value of the 6,657,022 shares of voting and non-voting common equity held by non-affiliates of the Company calculated by taking the last sales price of the Company’s common stock of $0.1391 on June 30, 2024 was $925,992.

The number of shares outstanding of the registrant’s common stock, as of March 31, 2025 is 26,379,295.

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

ii

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

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

The contracted share issuance was to be made in increments as progress was achieved on gaining access to the mine. To date 750,000 shares have been issued and 250,000 shares are still pending issuance. With respect to the convertible secured note, $125,000 plus accrued interest is currently due for payment. As of December 31, 2023, the Clearwater mineral rights and properties balance totaled $0. During the year ended December 31, 2023, the Company evaluated the development costs for impairment and recorded an impairment expense of $194,274. As of December 31, 2023, the Company had $0 in capitalized development cost to develop gold resources at Center Star Project.

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

As part of the MOU agreement, the Company shall pay the Bureau of Land Management claim maintenance fees on the existing Kris Project claims by August 15th in the ensuing years during the earn-in period. The Company shall pay for the annual Plumas County “notice of intent to hold” recording costs and any other Plumas County fees or taxes which accrue during the earn-in period. These holding costs shall be allowable expenses under the earn-in agreement. As of December 31, 2024 and 2023, the $100,000 deposit paid to Golden Express for the MOU was reclassed to mineral rights and properties on the balance sheet.

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

BLUE JACKET AND CUPRUM PROJECT

On January 4, 2024, the Company entered into a purchase agreement with GEM, pursuant to which, among other things (i) the Company agreed to purchase certain mineral assets owned and controlled by GEM for a purchase price equal to 5,500,000 shares of the Company’s common stock, par value $0.001 per share; and (ii) GEM agreed to assign to the Company a certain lease for mineral properties for a purchase price of 500,000 shares of common stock. As of December 31, 2024, the total purchase price for the acquisition was determined to be $422,565 which consisted of 5,500,000 shares of common stock with a fair value of $422,565. As of the date of this filing, the Company and GEM have not completed the assignment of leases and the 500,000 shares related to assignment have not been issued. The Company concluded the transaction qualified as an asset acquisition and all such acquisition costs have been capitalized. The Company concluded the purchase of a single set of assets qualified as an asset acquisition and all such acquisition costs have been capitalized as mineral rights and properties on the balance sheet. During the year ended December 31, 2024, the Company evaluated the GEM mineral rights and properties for impairment and recorded an impairment expense of $422,565. As of December 31, 2024, the GEM mineral rights and properties balance totaled $0.

CABLE PROJECT

On February 21, 2025 the Company entered a memorandum of understanding (“MOU”) to enter into an earn-in agreement with Gold Express Mines, Inc. In accordance with the MOU, the Company agreed to earn-in up to 45% of the working interest in the Cable Mine Project and terminate the earn-in agreement on the Kris project with Gold Express Mines, Inc. The Cable Mine Project consists of 480 acres of patented mining claims and 500 acres of unpatented mining claims. Under the terms of the agreement over the next 24 months, after permitting is obtained, the Company will spend $500,000 on the project in allowable expenses. The Company will be credited with $100,000 from the termination of the Kris Project towards the $500,00 work requirement, leaving a net of $400,000 owed towards the earn-in the Cable Project.

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

In 2024, we are using geological mapping, with rock sampling and assaying programs that will focus on taking samples from rock exposures to test and verify historical assay reports. Successful completion of the mapping and sampling program will help guide a drilling program to better define past reported ore blocks and resource estimates.

In 2025, we have been conducting three-dimensional modeling and if we acquire additional funding we will be following through with sampling, assays, mapping, computer modeling, and associated assays.

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

The Company has no plans to proceed with the exploration of the Kris Project.

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

Drilling at the project commenced on October 5, 2022, and was completed on October 21, 2022. All reclamation work required by the permit was also finished by the end of October. The results from the drilling were exceptional and exceeded the expectations of Mr. Wetzel and Gold Express Mines personnel. Each of the three holes had very good gold results. The highlights of the drilling were as follows:

•	Drill hole K22C-1 had a total depth of 417.5 feet and had an interval of ten feet (from 235-245′) that ran 0.445 ounces per ton gold;
•	Drill hole K22C-2 had a total depth of 318.0 feet and had an interval of fifteen feet (from 245-260′) that ran 0.340 ounces per ton gold;
•	Drill hole K22C-3 had a total depth of 352.0 feet and had an interval of fifteen feet (from 270-285′) that ran 0.246 ounces per ton gold.

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

The Company has no plans to proceed with the exploration of the Kris Project.

Cable Mine

Cable Mine History

The Cable Mine is widely considered one of Montana’s top tier bonanza-grade gold producers and is known for its museum quality specimen gold. The Cable lode was discovered in 1866 and saw several periods of hard rock operation before being forced into dormancy by the War Powers Act of 1941. Review of Cable’s production records and proprietary data from recent exploration has identified the most viable lode and placer resources and are the basis for this business plan.

Property Description

Merit Mines LLC has acquired exploration rights and a purchase option for the Cable Gold Mine in Deer Lodge County, Montana. The Cable property consists of 480 acres of patented ground and 500 acres of unpatented mining claims owned by Cable Mountain Mining Inc. (“CMMI”). Goods and services are available in Anaconda and Philipsburg, 14 and 20 road miles distance, respectively. The most likely candidate for processing of Cable ore is the fully permitted Contact Mill at Philipsburg; a Merit principal is the co-owner of this mill.

Principal Asset

Merit’s Cable Project is focused on an underground copper-gold resource. The resource block was initially explored in the early 1900s by longhole core drilling and was estimated to contain 207,000 tons grading 1.5 to 4% copper and 0.11 to 0.14 ounces gold per ton. To the best of our knowledge, this resource remains intact. Modern core drilling at the margins of the block intercepted multiple 5-foot intervals grading 0.23 to 3.44 ounces gold per ton.

Additional Assets

The Cable property also offers significant potential to host a deep bulk-mineable copper +/- gold porphyry deposit below the target Cu-Au resource block. This porphyry target has been reviewed by two major mining companies and is likely to receive additional attention as metal prices continue to rise and viable projects on private land become less available. Two placer deposits occur within the patented ground; modern drilling and trenching on these deposits have yielded encouraging gold values. The recreation and real estate value of the Cable property is significant.

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

ITEM 1A.	RISK FACTORS.

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

Our financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the reports of our auditors issued in connection with our consolidated financial statements for the fiscal years ended December 31, 2024 and 2023, contain explanatory paragraphs indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern.

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

Trading in our securities is on the OTC PINK MARKET which is an electronic trading platform established for securities that do not meet NASDAQ listing requirements. As a result, investors will find it substantially more difficult to dispose of our securities. Investors may also find it difficult to obtain accurate information and quotations as to the price of our common stock.

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

Holders of Record of Our Common Stock

As of March 31, 2025, there were approximately 84 holders of record of our common stock and two holders of record of our warrants. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

2023

(a)       On January 3, 2023, the Company entered into an asset purchase agreement with Gold Express Mines, Inc (“Gold Express”). The total purchase price for the acquisition was determined to be $1,000,000 which consisted of 5,000,000 shares of common stock with a fair value of $1,000,000.

(b)       On January 2, 2024, the Company issued 250,000 common shares to Gold Express for the assumption of the AJB Capital convertible note payable.

(c)       During the year ended December 31, 2023, the Company entered into a subscription agreement with related parties for the issuance of 1,804,286 common shares and received cash proceeds of $252,600.

2024

(d)       On January 4, 2024, the Company entered into an asset purchase agreement with Gold Express Mines, Inc (“Gold Express”). The total purchase price for the acquisition was determined to be $422,565 which consisted of 5,500,000 shares of common stock with a fair value of $422,365.

Unless otherwise noted, all of the foregoing transactions were undertaken in reliance upon the exemption contained in Section 4(a)(2) of the Securities Act of 1933.

ITEM 6.	RESERVED.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We use the terms “Magellan,” “we,” “our,” and “us” to refer to Magellan Copper & Gold Corp.

The following discussion and analysis provide information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited financial statements, which are included in our Annual Report on Form 10-K for the fiscal years ended December 31, 2024 and 2023.

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

The contracted share issuance was to be made in increments as progress was achieved on gaining access to the mine. To date 750,000 shares have been issued and 250,000 shares are still pending issuance. With respect to the convertible secured note, $125,000 plus accrued interest is currently due for payment. As of December 31, 2023, the Clearwater mineral rights and properties balance totaled $0. As of December 31, 2023 and 2022, the Company had $0 in capitalized development costs for the Center Star Project.

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

On June 6, 2023, the Company entered a memorandum of understanding for earn-in agreement(“MOU”) with Gold Express Mines, Inc. Per the MOU, the Company agreed to earn-in for up to 50% working interest in Kris Project, which has 74 unpatented mining claims located in Plumas County, CA. In March 2023, the Company paid Gold Express Mines, Inc. $100,000, which was recorded as a deposit, and shall spend $400,000 on the Kris Project in allowable expenditures over the next thirty-six months, assuming permitting for the work is obtained. If permitting delays the exploration and other work programs, the earn-in period shall be extended accordingly. Allowable expenditures are sampling, drilling, assaying, geologic mapping, and mine site improvements made or performed directly on the existing mine site or expanded mine site. Consulting fees for work directly benefiting the Project are also allowed including management of work, preparation of reports, and planning for Future work. Claim maintenance fees on the existing claims are also allowable expenditures, as are the costs of future land acquisitions which are deemed to benefit the Kris Project, and which are approved by both parties beforehand. As part of the agreement, the Company shall make the Bureau of Land Management claim maintenance fees on the existing claims no later than August 15, 2023, and by August 15th in ensuing years during the earn-in period. The Company shall pay for the annual Plumas County “notice of intent to hold” recording costs and any other Plumas County fees or taxes which accrue during the earn-in period. These shall all be allowable expenses under the earn-in agreement. As of December 31, 2024 and 2023, the $100,000 deposit paid to Golden Express for the MOU was reclassed to mineral rights and properties on the balance sheet.

On January 4, 2024, the Company entered into a purchase agreement with GEM, pursuant to which, among other things (i) the Company agreed to purchase certain mineral assets owned and controlled by GEM for a purchase price equal to 5,500,000 shares of the Company’s common stock, par value $0.001 per share; and (ii) GEM agreed to assign to the Company a certain lease for mineral properties for a purchase price of 500,000 shares of common stock. As of December 31, 2024, the total purchase price for the acquisition was determined to be $422,565 which consisted of 5,500,000 shares of common stock with a fair value of $422,565. As of the date of this filing, the Company and GEM have not completed the assignment of leases and the 500,000 shares related to assignment have not been issued. The Company concluded the transaction qualified as an asset acquisition and all such acquisition costs have been capitalized. The Company concluded the purchase of a single set of assets qualified as an asset acquisition and all such acquisition costs have been capitalized as mineral rights and properties on the balance sheet. During the year ended December 31, 2024, the Company evaluated the GEM mineral rights and properties for impairment and recorded an impairment expense of $422,565. As of December 31, 2024, the GEM mineral rights and properties balance totaled $0.

Results of Operations for the Years Ended December 31, 2024 and 2023

	Years Ended December 31,
	2024	2023
Operating expenses:
General and administrative expenses	$319,938	$230,062
Impairment expense	422,565	1,194,274
Total operating expenses	742,503	1,424,336

Operating loss	(742,503)	(1,424,336)

Other income (expense):
Interest expense	(82,921)	(101,422)
Gain on conversion of debt	16,329	–
Gain on change in derivative liability	39,285	61,722
Total other income (expense)	(27,307)	(39,700)

Net loss	$(769,810)	$(1,464,036)

Operating expenses

During the year ended December 31, 2024, our total operating expenses included general and administrative expenses of $742,503 as compared to $1,424,336 during the year ended December 31, 2023. The $681,833 decrease is primarily associated with the $1,194,274 impairment expense related to the Golden Idaho project and development costs during the year ended December 31, 2023.

Other income (expenses)

During the year ended December 31, 2024, total other expenses were $27,307 as compared to $39,700 during the year ended December 31, 2023. The $12,393 change was related to a $18,501 decrease in interest expense, $22,437 decrease in derivative liability related to the gain in derivative liability in 2024 and a $16,329 increase in gain on conversion of debt.

Liquidity and Capital Resources:

Our audited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At December 31, 2024, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $21,763,588. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

During the year ended December 31, 2024, the Company entered into unsecured promissory notes totaling $115,000 with a related party.

During the year ended December 31, 2023, the Company entered into unsecured promissory notes totaling $22,000.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock but cannot assure that any future financings will occur.

Cash Flows

A summary of our cash provided by and used in operating, investing, and financing activities is as follows:

	Years ended December 31,
	2024	2023
Net cash used in operating activities	$(142,703)	$(70,543)

Net cash used in investing	–	(100,000)

Net cash provided by financing	143,500	169,899

Net change in cash	797	(644)
Cash at beginning of period	99	743
Cash at end of period	$896	$99

At December 31, 2024, we had $896 in cash and a $1,981,883 working capital deficit. This compares to $99 in cash and a working capital deficit of $1,784,671 at December 31, 2023.

Net cash used in operating activities during the year ended December 31, 2024 was $142,703 and was mainly comprised of our $769,810 net loss during the year, adjusted by $422,565 of impairment expense, stock compensation of $61,983, $16,329 gain on conversion of debt and $39,285 gain on change in derivative liability. In addition, it reflects changes in operating assets and liabilities of $198,173.

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

Net cash used in investing activities during the year ended December 31, 2024 was $0. Net cash used in investing activities during the year ended December 31, 2023 was $100,000 which was comprised of cash payments for mineral properties.

Net cash provided by financing activities during the year ended December 31, 2024 was $143,500 comprised of $115,000 proceeds from notes payable from related parties and $29,500 proceeds from advances which were offset by $1,000 repayment of notes payable.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2024. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTIONS.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current executive officers and directors are:

Name	Age	Position
Michael Lavigne	68	CEO & Director
John Ryan	63	CFO & Director
Howard Crosby	72	Director
Greg Schifrin	65	Director

Gregory Schifrin, age 65, was appointed Director on July 1, 2020.

Mr. Schifrin, age 65, has been a Geologist for more than 35 years, specializing in precious, base metals, rare earth and uranium exploration and development. Previously he served as the CEO and a member of the Board of Director at Blackrock Gold Corp.

Michael Lavigne, age 68, was appointed CEO and Director on August 1, 2020.

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

John P. Ryan, age 63, was appointed CFO and Director on December 27, 2023.

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

Howard Crosby, age 72, was appointed Director on December 27, 2023.

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

Board Meetings

During the years ended December 31, 2024 and 2023, our Board members engaged in frequent informal discussions; and all Board actions have been undertaken by unanimous written consent.

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

Compliance with Section 16(a), Beneficial Ownership

Under the Securities Laws of the United States, our directors, executive (and certain other) officers, and any persons holding more than ten percent (10%) of our common stock during any part of our most recent fiscal year are required to report their ownership of common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to report in this Report any failure to file by these dates. During the year ended December 31, 2024, all these filing requirements were satisfied by our officers, directors, and ten-percent holders. In making these statements, we have relied on the written representation of our directors and officers or copies of the reports that they have filed with the Commission.

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

Our Code of Ethics is on file with the SEC. We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Magellan Copper & Gold Corp., 602 Cedar St., Ste. 205, Wallace, ID 83873.

ITEM 11.	EXECUTIVE COMPENSATION.

Director Compensation

Our directors receive no compensation for their services as director.

Executive Compensation

The following table sets forth all compensation paid to our Named Executive Officers for the years ended December 31, 2024 and 2023:

SUMMARY COMPENSATION TABLE

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Michael Lavigne,	2024	–	–	21,845	–	–	–	–	21,845
CEO and Director (1) (2)	2023	–	–	24,542	–	–	–	–	24,542

John Ryan,	2024	–	–	–	–	–	–	–	–
CFO and Director (3)	2023	–	–	–	–	–	–	–	–

__________________

(1)	Michael B. Lavigne was appointed CEO and as a Director on August 1, 2020.

(2)	Effective August 1, 2020, the Company and Michael B. Lavigne, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of Common Stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of December 31, 2024, 795,000 restricted stock units may be settled in shares of Common Stock. During the year ended December 31, 2024, the Company recognized $21,845 of expense related to the agreement. As of December 31, 2023, 615,000 restricted stock units may be settled in shares of Common Stock. During the year ended December 31, 2023, the Company recognized $24,542 of expense related to the agreement.

(3)	John Ryan was appointed CFO and as a Director on December 27, 2023. As of the date of this filing the Board has not set his annual compensation and has not yet awarded Mr. Ryan stock and option awards.

Restricted Stock Unit Agreement

Effective August 1, 2020, the Company, and Michael B. Lavigne executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of common stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of December 31, 2024 and 2023, 795,000 and 615,000 restricted stock units may be settled in shares of common stock, respectively. During the years ended December 31, 2024 and 2023, the Company recognized $21,845 and $24,542 of stock-based compensation related to the agreement, respectively.

2017 Equity Incentive Plan

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

As of the date of this Annual Report, there have been grants made under the Plan except options to purchase 72,000 shares of common stock.

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

Insider Trading Arrangements and Policies

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and others that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to beneficial ownership of our common stock by:

*	each person who beneficially owns more than 5% of our common stock;
*	each of our executive officers named in the Management section;
*	each of our directors; and
*	all executive officers and directors as a group.

The following table shows the number of shares owned and the percentage of outstanding common stock owned as of March 31, 2025 . Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Ownership as a Percentage of Outstanding Common Shares (3)

John Gibbs 807 Wood N Creek Ardmore, OK 73041	4,331,775	(4)	16.42%

Gold Express Mines, Inc.	11,750,000		44.54%

Michael Lavigne (5)	–	(5)	–%

John Ryan	–		–%

Greg Schifrin	1,535,715		5.81%

Howard Crosby	90,000		0.34%

All officers and directors as a group (four persons)	1,625,715		6.16%

__________________
(1)	Unless otherwise stated, address is 602 Cedar St., Ste. 205, Wallace, ID 83873

(2)	Under SEC Rules, we include in the number of shares owned by each person, the number of shares issuable under outstanding options or warrants if those options or warrants are exercisable within 60 days of the date of this Annual Report. In calculating percentage ownership, we calculate the ownership of each person who owns exercisable options by adding (i) the number of exercisable options for that person only to (ii) the number of total shares outstanding and dividing that result into (iii) the total number of shares and exercisable options owned by that person.

(3)	Shares and percentages beneficially owned are based upon 26,379,295 shares outstanding on March 31, 2025.

(4)	Includes 3,582,159 shares owned individually, warrant exercisable to purchase 25,000 shares of Common Stock at $0.20 per share, 1,000 shares owned by Redwood Microcap Fund, Inc. controlled by Mr. Gibbs. And 723,616 shares owned by Tri Power Resources, Inc., controlled by Mr. Gibbs.

(5)	Does not include an aggregate of 795,000 Restricted Stock Units that may be settled for shares of common stock under certain circumstances.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2024.

Equity Compensation Plan Information
Number of securities
remaining available
		Weighted-	for future issuance
		average	under equity
	Number of securities to be	exercise price of	compensation plans
	issued upon exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in
Plan Category	warrants and rights	and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	–	$–	–
Equity compensation plans not approved by security holders	–	$–	–
Total	–	$–	–

Our equity compensation plan is the 2017 Equity Incentive Plan.

The Company does not have any policies or practices on the timing of awards of options in relation to the disclosure of material nonpublic information by the Company. The Company did not issue any options in 2024.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

Management Fees

At December 31, 2024 and 2023, $7,000 of the management fees owed to prior management had not been paid and are included in accounts payable on the accompanying consolidated balance sheets.

Accrued Interest – Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	December 31, 2024	December 31, 2023
Accrued interest payable – Mr. Gibbs	$27,329	$19,730
Accrued interest payable – Mr. Joseph Lavigne	7,037	4,277
Accrued interest payable – Mr. Schifrin	16,880	13,130
Accrued interest payable – Gold Express Mines, Inc	51,076	–
Accrued interest payable – Mr. Malhotra	–	2,641
	$102,322	$39,778

Notes Payable – Related Parties

As of December 31, 2023, the notes payable – related parties balance was $53,000, with accrued interest of $9,409. The promissory notes bear interest at 12% per annum and are payable on demand. During the year ended December 31, 2024, the Company entered into four unsecured promissory notes with GEM totaling $115,000. The promissory notes bear interest at 5% per annum and are payable on demand. As of December 31, 2024 and 2023, the notes payable – related parties balance was $168,000 and $53,000, with accrued interest of $20,558 and $9,409, respectively.

Unsecured advances – related party

During the year ended December 31, 2024, a related party paid $49,030 of expenses on the Company’s behalf. As of December 31, 2024 and 2023, the advances related party balance totaled $70,905 and $21,875, respectively.

Series 2020A 8% Unsecured Convertible Notes

In 2020, the Company sold $285,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 142,500 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. Two related parties purchased $60,000 of the 2020A notes. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital as of December 31, 2020. The $237,263 debt discount will be amortized over the term of the loan. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. In July 2020, $25,000 of Series 2020A 8% Unsecured Convertible Notes were converted into 50,000 shares of common stock at a conversion price of $0.50 per share. The Series 2020A 8% Unsecured Convertible Notes that were due and payable in November 2020 and are currently past due. If a default notice is received the interest rate will be 12%. During the year ended December 31, 2024, $10,000 was reclassed from convertible notes related party to convertible notes third party. As of December 31, 2024 and 2023, the balance due to a related party under these notes is $50,000 and $60,000, with accrued interest of $18,597 and $17,238, respectively.

3% Secured Convertible Note

On July 1, 2020, the Company issued a $125,000 Secured Convertible Note to a related party as part of the purchase of Clearwater Mining Corporation. The convertible note is secured by common stock of the Company, matures on July 1, 2022 and will accrue interest at the rate of 3% per annum, payable yearly in arrears beginning July 1, 2021. The Note is convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in July 2019. As of December 31, 2024 and 2023, the balance due to a related party under this note was $125,000, with accrued interest of $16,880 and $13,130, respectively.

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

As of December 31, 2024, the total derivative liability on the above note was adjusted to a fair value of $47,158. The fair value of the conversion option was estimated using the Black-Scholes option pricing model and the following assumptions during the period: fair value of stock $0.085, volatility of 95.24%, expected term of 0.50 years, risk-free rate of 4.24% and a dividend yield of 0%.

As of December 31, 2024, the balance on the loan was $110,000, with accrued interest of $46,287.

Consulting Agreement

On December 29, 2022, the Company entered into a two-year consulting agreement with Rock Creek Mining Company commencing on December 1, 2022, to provide consulting and advisory services. Michael Lavigne, the Company’s CEO, is an officer and a Director of Rock Creek Mining Company. The consulting agreement provides for compensation of $6,000 per month, payable on demand. During the years ended December 31, 2024 and 2023, the Company incurred consulting fees of $72,000.

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

John Ryan, our CFO and a director, is the President, Chief Executive Officer and a director of GEM, and Howard Crosby, a director, is a director of GEM. GEM owns 44.9% of our common stock.

Deferred Compensation

Effective August 1, 2020, the Company and Michael Lavigne, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of common stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of December 31, 2024 and 2023, 795,000 and 615,000 restricted stock units may be settled in shares of common stock, respectively. During the years ended December 31, 2024 and 2023, the Company recognized $21,845and $24,542 of stock-based compensation related to the agreement, respectively.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

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

The aggregate fees billed for the fiscal years 2024 and 2023 for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2024	2023
Audit fees – audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$58,710	$58,000
Audit-related fees – related to the performance of audit or review of financial statements not reported under “audit fees”	–	–
Tax fees – tax compliance, tax advice and tax planning	–	–
All other fees – services provided by our principal accountants other than those identified above	–	–
Total fees	$58,710	$58,000

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

	Ex. No.	Title
(1)	3.1	Certificate of Incorporation filed September 28, 2010
(1)	3.2	Bylaws
(4)	3.3	Amended and Restated Bylaws
(6)	3.4	Second Amended and Restated Bylaws
(1)	4.1	Specimen Common Stock Certificate
(1)	10.1	Cowles’ Option and Mining Lease
(1)	10.2	Mining Lease – Randall Claims
(1)	10.3	Assignment of Randall Mining Lease Agreement
(1)	10.4	Mining Lease – Secret Claims
(1)	10.5	Consulting Agreement
(2)	10.6	Promissory Note Dated August 23, 2011, in favor of John C. Power
(2)	10.7	Promissory Note Dated August 23, 2011, in favor of John D. Gibbs
(3)	10.8	First Amendment to Mining Lease – Secret Claims
(3)	10.9	Second Amendment to Mining Lease – Randall Claims
(5)	10.10	Promissory Note Dated February 28,2012, in favor of John D. Gibbs
(7)	10.11	Third Amendment to Mining Lease – Randall Claims
(8)	10.12	Option Agreement – Columbus Silver
(9)	10.13	Amendment No. 1 to Promissory Note in favor of John C. Power
(10)	10.14	Credit Agreement dated December 31, 2012 in favor of John D. Gibbs
(11)	10.15	Amendment No. 1 to Silver District Option Agreement
(12)	10.16	Allonge and Modification Agreement with John D. Gibbs
(13)	10.17	Promissory Note in favor of John Power
(14)	10.18	Silver District / Columbus Silver Purchase Agreement
(14)	10.19	Promissory Note in favor of Clifford Neuman
(15)	10.20	Second Allonge and Modification Agreement with John D. Gibbs
(16)	10.21	Employment Agreement – W. Pierce Carson
(17)	10.22	Employment Agreement – W. Pierce Carson (Magellan)
(18)	10.23	Agreement and Plan of Merger
(19)	10.24	Mining Option Agreement
(19)	10.25	Lock-Up/Voting Trust Agreement
(19)	10.26	Intuitive Pty, Ltd. Agreement
(19)	10.27	Mining Clip LLC Agreement
(19)	10.28	Promissory Note
(20)	10.29	Memorandum of Understanding
(7)	14.1	Code of Ethics
(21)	10.30	Consulting Agreement
(21)	10.31	Promissory Note in favor of W. Pierce Carson
(21)	10.32	Promissory Note in favor of John Power
(21)	10.33	Promissory Note in favor of John Gibbs
(22)	10.34	Promissory Note in favor of John Power
(22)	10.35	Stock Pledge Agreement
(23)	10.36	Amendment No. 1 to Memorandum of Understanding
(24)	10.37	Stock Purchase Agreement
(25)	10.38	Confirmation Letter
(26)	10.39	Amendment to Stock Purchase Agreement
(27)	10.40	Certificate of Amendment
(28)	10.41	Securities Purchase Agreement
(28)	10.42	Promissory Note
(29)	10.43	Securities Purchase Agreement
(29)	10.44	Promissory Note

	Ex. No.	Title
(30)	10.45	Interim Milling Agreement
(31)	10.46	Amendment No. 2 to Stock Purchase Agreement
(31)	10.47	Closing Escrow Agreement
(31)	10.48	Form of Secured Note
(31)	10.49	Form of Stock Pledge Agreement
(31)	10.5	Form of Security Agreement
(31)	10.51	Form of Collateral Agent Agreement
(32)	10.52	Termination Agreement
(33)	10.53	Combined financial statements of SDA Mill as of and for the periods ended November 30, 2017 and December 31, 2016
(33)	10.54	Magellan Gold Corporation Unaudited Pro Forma Condensed Combined Financial Information
(34)	10.55	Amendment No. 1 to EMA Financial Note
(35)	10.56	Amendment No. 1 to Auctus Fund Note
(36)	10.57	Agreement to Convert Debt
(37)	10.58	Restricted Stock Award Agreement
(38)	10.59	Convertible Promissory Note
(39)	10.6	Securities Purchase Agreement
(40)	10.61	Agreement for Exploration
(41)	10.62	Amendment to Agreement for Exploration
(42)	10.63	EMA Amendment
(43)	10.64	Auctus Amendment
(44)	10.65	Promissory Note
(45)	10.66	Securities Purchase Agreement
(46)	10.67	Amendment No. 1 Convertible Promissory Note
(47)	10.68	Letter Agreement
(48)	10.69	Form of 10% Convertible Promissory Note – Note Offering
(49)	10.7	Form of 36% Convertible Promissory Note – Bridge Note Offering
(50)	10.71	Restricted Stock Unit Agreement
(51)	10.72	Deferred Compensation and Equity Award Plan
(52)	10.73	Certificate of Designations – Series A Convertible Preferred Stock
(53)	10.74	Option to Purchase Agreement
(54)	10.75	Letter of Intent
(55)	10.76	Agreement to Accept Collateral in Full Satisfaction of Obligations
(56)	10.77	Share Purchase Agreement
(57)	10.78	Promissory Note
(58)	10.79	Stock Pledge Agreement
(59)	10.8	Security Agreement
(60)	10.81	Stock Purchase Agreement
(61)	10.82	Restricted Stock Unit Agreement
(62)	10.83	Restricted Stock Unit Agreement
(63)	10.84	Promissory Note
(64)	10.85	Securities Purchase Agreement
(65)	10.86	Agreement, dated as of December 29, 2023, by and between Magellan Gold Corporation and Gold Express Mines, Inc.
(66)	10.87	Purchase Agreement, dated January 7, 2024, by and between Magellan Gold Corporation and Gold Express Mines, Inc.
	19	Insider Trading Policy and Procedures
	31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(A) And 15d-14(A) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
	31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(A) And 15d-14(A) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
	32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
	32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
	101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
	101.SCH	Inline XBRL Taxonomy Extension Schema Document**
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)**

(1)	Incorporated by reference as an Exhibit to Form S-1 as filed with the Commission on May 18, 2011.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 25, 2011.
(3)	Incorporated by reference as an Exhibit to Quarterly Report on Form 10-Q as filed with the Commission on November 14, 2011.
(4)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 7, 2012.
(5)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A-1 as filed with the Commission on March 29, 2012.
(6)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on March 30, 2012.
(7)	Incorporated by reference as an Exhibit to Annual Report on Form 10-K as filed with the Commission on March 30, 2012.
(8)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 30, 2012.
(9)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 4, 2013.
(10)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 4, 2013.
(11)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 23, 2013.
(12)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 2, 2014.
(13)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on April 29, 2014.
(14)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 2, 2014.
(15)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 3, 2015.
(16)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 11, 2015.
(17)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 2, 2016.
(18)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 27, 2016.
(19)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 27, 2016.
(20)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on March 7, 2017.
(21)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 20, 2017.
(22)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 21, 2017.
(23)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 1, 2017.
(24)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on September 12, 2017.
(25)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 11, 2017.
(26)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 18, 2017.
(27)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 30, 2017.
(28)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 6, 2017.
(29)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 7, 2017.
(30)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 8, 2017.
(31)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on December 6, 2017.
(32)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 10, 2018.
(33)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A as filed with the Commission on April 24, 2018.
(34)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 19, 2018.
(35)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 19, 2018.
(36)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 30, 2018.
(37)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 30, 2018.
(38)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A as filed with the Commission on August 1, 2018.
(39)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A as filed with the Commission on August 1, 2018.
(40)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 20, 2018.
(41)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 20, 2018.
(42)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(43)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(44)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(45)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(46)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on September 5, 2018.
(47)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on September 25, 2018.
(48)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 6, 2018.
(49)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 6, 2018.
(50)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 26, 2019.
(51)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 26, 2019.
(52)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 7, 2019.
(53)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 18, 2019.
(54)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 15, 2020.
(55)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on May 7, 2020.
(56), (57), (58), (59)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 20, 2020.
(60), (61)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 30, 2020.
(62)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 12, 2020.
(63), (64)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on April 23, 2021.
(65)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 8, 2024.
(66)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 11, 2024.

*	Filed herewith.
**	Furnished, not filed.

MAGELLAN COPPER & GOLD CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

MAGELLAN COPPER & GOLD CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Magellan Copper & Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Magellan Copper & Gold Corp. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, share  holders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2011.

Houston, Texas

March 31, 2025

Magellan Copper & Gold Corp.

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash	$896	$99

Total current assets	896	99

Mineral rights and properties	100,000	100,000

Total assets	$100,896	$100,099

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$205,835	$236,322
Accounts payable - related party	145,750	73,750
Accrued liabilities	214,089	214,089
Convertible note payable, net - related party	285,000	185,000
Convertible note payable, net	380,978	530,978
Accrued interest - related parties	102,322	39,778
Accrued interest	201,169	204,197
Advances payable - related party	70,905	21,875
Advances payable	93,573	39,338
Notes payable	68,000	100,000
Notes payable - related party	168,000	53,000
Derivative liability	47,158	86,443

Total current liabilities	1,982,779	1,784,770

Total liabilities	1,982,779	1,784,770

Commitments and contingencies

Shareholders' deficit:
Preferred shares, 25,000,000 shares Series A preferred stock – $10.00 stated value; 2,500,000 authorized;0 shares issued and outstanding	–	–
Common shares, $0.001 par value; 1,000,000,000 shares authorized; 26,157,635 and 19,577,072 shares issued and outstanding, respectively	26,158	19,577
Additional paid-in capital	19,855,547	19,289,530
Accumulated deficit	(21,763,588)	(20,993,778)
Shareholders' deficit:	(1,881,883)	(1,684,671)

Total liabilities and shareholders' deficit	$100,896	$100,099

See accompanying notes to the consolidated financial statements

Magellan Copper & Gold Corp.

Consolidated Statements of Operations

	Years Ended December 31,
	2024	2023

Operating expenses:
General and administrative expenses	$319,938	$230,062
Impairment expense	422,565	1,194,274

Total operating expenses	742,503	1,424,336

Operating loss	(742,503)	(1,424,336)

Other income (expense):
Interest expense	(82,921)	(101,422)
Gain on conversion of debt	16,329	–
Gain on change in derivative liability	39,285	61,722

Total other income (expense)	(27,307)	(39,700)

Net loss	$(769,810)	$(1,464,036)

Basic net loss per common share	$(0.03)	$(0.08)
Diluted net loss per common share	$(0.03)	$(0.08)

Basic weighted average	25,516,872	19,220,493
Diluted weighted average	25,516,872	19,220,493

See accompanying notes to the consolidated financial statements

Magellan Copper & Gold Corp.

Consolidated Statements of Shareholders' Deficit

For the years ended December 31, 2024 and 2023

			Additional
	Common Stock		Paid - in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2022	12,772,786	$12,773	$18,019,192	$(19,529,742)	$(1,497,777)
Shares issued for cash	1,804,286	1,804	250,796	–	252,600
Shares issued for the acquisition of mineral properties	5,000,000	5,000	995,000	–	1,000,000
Stock based compensation	–	–	24,542	–	24,542
Net loss	–	–	–	(1,464,036)	(1,464,036)
Balance, December 31, 2023	19,577,072	19,577	19,289,530	(20,993,778)	(1,684,671)

Shares issued for the acquisition of mineral properties	5,500,000	5,500	417,065	–	422,565
Shares issued for the conversion of debt and accrued interest	745,563	746	87,304	–	88,050
Stock based compensation	335,000	335	61,648	–	61,983
Net loss	–	–	–	(769,810)	(769,810)
Balance, December 31, 2024	26,157,635	$26,158	$19,855,547	$(21,763,588)	$(1,881,883)

See accompanying notes to the consolidated financial statements

Magellan Copper & Gold Corp.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2024
Operating activities:
Net loss	$(769,810)	$(1,464,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment expense	422,565	1,194,274
Accretion of discounts on notes payable	–	10,000
Stock based compensation	61,983	24,542
Gain on conversion of debt	(16,329)	–
Gain on change in derivative liability	(39,285)	(61,722)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	–	5,950
Accounts payable and accrued liabilities	43,278	75,026
Accounts payable - related party	72,000	54,000
Accrued interest	82,895	91,423

Net cash used in operating activities	(142,703)	(70,543)

Investing activities:
Cash paid for mineral rights	–	(100,000)

Net cash used in investing activities	–	(100,000)

Financing activities:
Proceeds from notes payable from related parties	115,000	–
Proceeds from notes payable from third parties	–	22,000
Repayment of notes payable from third parties	(1,000)	–
Proceeds from advances from third parties	29,500	–
Repayment of advances from third parties	–	(4,701)
Repayment of convertible debt	–	(100,000)
Proceeds from sale of common stock	–	252,600

Net cash provided by financing activities	143,500	169,899

Net change in cash	797	(644)
Cash at beginning of period	99	743

Cash at end of period	$896	$99

Supplemental disclosure of cash flow information
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Expenses paid on behalf of the Company	$73,765	$26,501
Shares issued for the acquisition of mineral properties	$422,565	$1,000,000
Shares issued for the conversion of debt and accrued interest	$104,379	$–

See accompanying notes to the unaudited consolidated financial statements

MAGELLAN COPPER & GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Basis of Presentation, and Nature of Operations

Organization and Nature of Operations

Magellan Copper & Gold Corp. (“we” “our”, “us”, the “Company” or “Magellan”) was incorporated on September 28, 2010, under the laws of the State of Nevada. Our principal business is the acquisition and exploration of mineral resources. We have not presently determined whether the properties to which we have mining rights contain mineral reserves that are economically recoverable.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any abandonment or impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2024. During the years ended December 31, 2024 and 2023 the Company evaluated mineral rights and properties for impairment and recorded impairment expense of $422,565 and $1,194,274, respectively.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements and the effect of net operating losses based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2024 and 2023, the Company had no uncertain tax positions.

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the year ended December 31, 2024, 72,000 stock options, 117,500 warrants, and 2,476,220 shares issuable from convertible notes were considered for their dilutive effects. For the year ended December 31, 2023, 72,000 stock options, 117,500 warrants, and 2,991,341 shares issuable from convertible notes were considered for their dilutive effects.

Segments Reporting

The Company manages its operations as a single segment for the purpose of assessing performance and making operating decisions. The Company’s Chief Operating Decision Maker (“CODM”) is its executive management committee. The CODM allocates resources and evaluates the performance of the Company using information about combined net income from operations. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. We adopted ASU No. 2023-07 during the year ended December 31, 2024.

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At December 31, 2024, we had a working capital deficit of $1,981,883, we had not yet generated any significant revenues or achieved profitable operations and we have accumulated losses of $21,763,588. We expect to incur further losses in the development of our business, all of which raises substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

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

The contracted share issuance was to be made in increments as progress was achieved on gaining access to the mine. To date 750,000 shares have been issued as follows and 250,000 shares are still pending issuance. With respect to the convertible secured note, $125,000 plus accrued interest is currently due for payment. As of December 31, 2023, the Clearwater mineral rights and properties balance totaled $0. During the year ended December 31, 2023, the Company evaluated the development costs for impairment and recorded an impairment expense of $194,274. As of December 31, 2023, the Company had $0 in capitalized development cost to develop gold resources at Center Star.

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

Kris Project

On June 6, 2023, the Company entered a memorandum of understanding for earn-in agreement(“MOU”) with Gold Express Mines, Inc. Per the MOU, the Company agreed to earn-in for up to 50% working interest in Kris Project, which is comprised of 74 unpatented mining claims located in Plumas County, CA. In March 2023, the Company paid Gold Express Mines, Inc. $100,000, which was recorded as a deposit, and shall spend $400,000 on the Kris Project in allowable expenditures over the next thirty-six months, assuming permitting for the work is obtained. If permitting delays the exploration and other work programs, the earn-in period shall be extended accordingly. Allowable expenditures are sampling, drilling, assaying, geologic mapping, and mine site improvements made or performed directly on the existing mine site or expanded mine site. Consulting fees for work directly benefiting the Project are also allowed including management of work, preparation of reports, and planning for Future work. Claim maintenance fees on the existing claims are also allowable expenditures, as are the costs of future land acquisitions which are deemed to benefit the Kris Project, and which are approved by both parties beforehand. As part of the agreement, the Company shall make the Bureau of Land Management claim maintenance fees on the existing claims no later than August 15, 2023, and by August 15th in ensuing years during the earn-in period. The Company shall pay for the annual Plumas County “notice of intent to hold” recording costs and any other Plumas County fees or taxes which accrue during the earn-in period. These shall all be allowable expenses under the earn-in agreement. As of December 31, 2024 and 2023, the $100,000 deposit paid to Golden Express for the MOU was reclassed to mineral rights and properties on the balance sheet.

Blue Jacket and Cuprum Project

On January 4, 2024, the Company entered into a purchase agreement with GEM, pursuant to which, among other things (i) the Company agreed to purchase certain mineral assets owned and controlled by GEM for a purchase price equal to 5,500,000 shares of the Company’s common stock, par value $0.001 per share; and (ii) GEM agreed to assign to the Company a certain lease for mineral properties for a purchase price of 500,000 shares of common stock. As of December 31, 2024, the total purchase price for the acquisition was determined to be $422,565 which consisted of 5,500,000 shares of common stock with a fair value of $422,565. As of the date of this filing, the Company and GEM have not completed the assignment of leases and the 500,000 shares related to assignment have not been issued. The Company concluded the transaction qualified as an asset acquisition and all such acquisition costs have been capitalized. The Company concluded the purchase of a single set of assets qualified as an asset acquisition and all such acquisition costs have been capitalized as mineral rights and properties on the balance sheet. During the year ended December 31, 2024, the Company evaluated the GEM mineral rights and properties for impairment and recorded an impairment expense of $422,565. As of December 31, 2024, the GEM mineral rights and properties balance totaled $0.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2024 and 2023:

	Level 1	Level 2	Level 3	Fair value at December 31, 2024
Liabilities:
Derivative liability	$–	$–	$47,158	$47,158

	Level 1	Level 2	Level 3	Fair value at December 31, 2023
Liabilities:
Derivative liability	$–	$–	$86,443	$86,443

There were no transfers between Level 1, 2 or 3 during the period.

The table below presents the change in the fair value of the derivative liability during the years ended December 31, 2024 and 2023:

Fair value as of December 31, 2022	$148,165
Gain on change in fair value of derivatives	(61,722)
Fair value as of December 31, 2023	86,443
Gain on change in fair value of derivatives	(39,285)
Fair value as of December 31, 2024	$47,158

Note 5 – Debt

Unsecured advances

During the year ended December 31, 2024, third parties advanced $29,500 in cash and paid $24,735 of expenses on the Company’s behalf. The advances are unsecured, non-interest bearing and are payable on demand. During the year ended December 31, 2023, the Company received non-cash advances of $25,816 and repaid $4,701. As of December 31, 2024 and 2023, the advances balance totaled $93,573 and $39,338, respectively.

Notes payable

On September 11, 2024, the Company entered into a debt conversion agreement to issue a total of 265,693 shares of our common stock for the conversion of $31,000 in principal, $6,197 of interest and recognized a gain of $5,820. As of December 31, 2024 and 2023, the notes payable balance was $68,000 and $100,000, with accrued interest of $21,877 and $17,301, respectively. The promissory notes bear interest at 12% per annum and are payable on demand.

Series 2019A 10% Unsecured Convertible Notes

In 2019, the Company sold $135,000 of Series 2019A 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series 2019A Notes are convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The lenders were issued 100,000 common stock warrants with an exercise price of $2.00 per share. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in August and December 2019. The $135,000 debt discount is amortized over the term of the loan. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes mature twelve (12) months from the date of issue. The maturity date can be extended at the option of the Company for an additional one (1) year. There are two Series 2019A 10% Unsecured Convertible Notes that were due and payable in August 2020 and are currently past due and in default. The default interest rate on the notes is 12%. As of December 31, 2024 and 2023, the balance due under these notes is $75,000, with accrued interest of $44,481 and $35,481, respectively.

On October 1, 2019, the Company sold a 10% Unsecured Convertible Note for $145,978 due on demand to settle accounts payable. The purchase price of the 10% Unsecured Convertible Note is equal to the principal amount of the Note. The 10% Unsecured Convertible Note is convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital in October 2019. The debt discount will be amortized over the term of the loan. The 10% Unsecured Convertible Note will accrue interest at the rate of 10% per annum payable quarterly, accruing from the date of issuance. As of December 31, 2024 and 2023, the balance due under this note is $145,978, with accrued interest of $76,628 and $62,031, respectively.

Series 2020A 8% Unsecured Convertible Notes

In 2020, the Company sold $285,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 142,500 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. Two related parties purchased $60,000 of the 2020A notes. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital as of December 31, 2020. The $237,263 debt discount will be amortized over the term of the loan. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. In July 2020, $25,000 of Series 2020A 8% Unsecured Convertible Notes were converted into 50,000 shares of common stock at a conversion price of $0.50 per share. The Series 2020A 8% Unsecured Convertible Notes that were due and payable in November 2020 and are currently past due. If a default notice is received the interest rate will be 12%. During the year ended December 31, 2024, $10,000 was reclassed from convertible notes related party to convertible notes third party. On September 20, 2024, the Company entered into a debt conversion agreement to issue a total of 479,870 shares of our common stock for the conversion of $50,000 in principal, $17,182 of interest and recognized a gain of $10,509. As of December 31, 2024 and 2023, the balance due to a third party under these notes is $160,000 and $200,000, with accrued interest of $58,182 and $56,297, respectively.

Convertible Note

On February 10, 2021, the Company entered into a debt agreement to borrow $200,000. The secured note has an original issuance discount of $16,000 along with $9,000 in legal and finder fees recorded as a discount, which will be amortized over the life of the note. The loan is secured by common stock of the Company, bears interest at a rate of 10% and has a six-month maturity. In August 2021, the note was extended six months and the interest rate was increased to 12%. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price shall be the less of 90% of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period ending on date of conversion of this note. The Company issued the debt holder 266,667 common shares as a commitment fee. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability of $95,715 was recorded as a discount on the convertible notes payable. On February 9, 2022, the Company extended the maturity to May 10, 2022. In consideration of the extension, the Company issued the debt holder 180,000 shares of common stock valued at $54,000. The incremental value of the debt modification of $54,000 will be recorded over the remaining life of the note ending May 10, 2022. On May 11, 2022, the Company agreed to a second amendment to extend the maturity of the AJB note to August 10, 2022. In consideration for the extension, the Company issued 233,334 shares of common stock at a price of $0.30 per share for a total value of $70,000. The incremental value of the debt modification of $70,000 will be recorded over the remaining life of the note ending August 10, 2022. On August 9, 2022, the Company agreed to a third amendment to extend the maturity of the AJB note to November 9, 2022. In consideration for the extension, the Company issued 233,334 shares of common stock at a price of $0.24 per share for a total value of $56,000. The incremental value of the debt modification of $56,000 will be recorded over the remaining life of the note ending November 9, 2022. Th AJB Convertible Note is due and payable in November 2023. In January 2023, the Note was extended to August 11, 2023 and is currently past due. In consideration for the extension, the principal amount of the note was increased by $10,000. The incremental value of the debt modification of $10,000 will be recorded as a debt discount and amortized over the remaining life of the note ending August 11, 2023. During the year ended December 31, 2023, the Company amortized $10,000 of debt discount. During the year ended December 31, 2023, the Company repaid $100,000 of principal on this note. On January 2, 2024, GEM, a related party, assumed the debt from AJB Capital Investments, LLC. As of December 31, 2024 and 2023, the balance on the loan was $0 and $110,000, net of discount of $0, with accrued interest of $0 and $33,087, respectively.

Note 6 – Stockholders’ Deficit

Common Stock

2024

During the year ended December 31, 2024, the Company issued 85,000 shares of common stock with a fair value of $20,938 to a board member of the Company for services provided.

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

Stock Warrants, Stock Options, and the 2017 Equity Incentive Plan:

Under the 2017 Equity Incentive Plan, the Company is authorized to grant rights to acquire up to a maximum of 200,000 shares of common stock. The 2017 Plan provides for the grant of (1) both incentive and non-statutory stock options, (2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights. As of December 31, 2024, the Company had 128,000 shares available for future grant.

Stock option activity within the 2017 Equity Incentive Plan and warrant activity outside the plan, for the years ended December 31, 2024 and 2023 is as follows:

	Stock Options		Stock Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	72,000	$2.00	117,500	$0.50
Granted	–	–	–	–
Cancelled	–	–	–	–
Expired	–	–	–	–
Exercised	–	–	–	–
Outstanding at December 31, 2023	72,000	2.00	117,500	0.50
Granted	–	–	–	–
Cancelled	–	–	–	–
Expired	–	–	–	–
Exercised	–	–	–	–
Outstanding at December 31, 2024	72,000	$2.00	117,500	$0.50
Exercisable at December 31, 2024	72,000	$2.00	117,500	$0.50

As of December 31, 2024, the outstanding stock options have a weighted average remaining term of 2.82 years and had no intrinsic value, and the outstanding stock warrants have a weighted average remaining term of 0.43 years and had no intrinsic value. As of December 31, 2023, the outstanding stock options have a weighted average remaining term of 3.82 years and had no intrinsic value, and the outstanding stock warrants have a weighted average remaining term of 1.43 years and had no intrinsic value.

Note 7 – Commitments and Contingencies

Mining Claims

We currently own directly or hold indirectly through mineral leases or other contracts a total of 192 unpatented mining claims. To maintain these claims, annual payments are required to be made to the United States Bureau of Land Management by the 1st of September of each year. Additionally, state laws impose additional filings and fees which are required to be made with the Recorder’s Office in the local county in which the claims are located. Additionally, some counties impose property taxes on unpatented mining claims which are due at various dates. As of December 31, 2024, all the unpatented mineral claims are believed by the Company Management to be in good standing.

Note 8 – Executive Restricted Stock Unit Agreement

Effective August 1, 2020, the Company and Michael Lavigne, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of common stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of December 31, 2024 and 2023, 795,000 and 615,000 restricted stock units may be settled in shares of common stock, respectively. During the years ended December 31, 2024 and 2023, the Company recognized $21,845 and $24,542 of stock-based compensation related to the agreement, respectively.

Note 9 – Related Party Transactions

Notes Payable – Related Parties

As of December 31, 2023, the notes payable – related parties balance was $53,000, with accrued interest of $9,409. The promissory notes bear interest at 12% per annum and are payable on demand. During the year ended December 31, 2024, the Company entered into four unsecured promissory notes with GEM totaling $115,000. The promissory notes bear interest at 5% per annum and are payable on demand. As of December 31, 2024 and 2023, the notes payable – related parties balance was $168,000 and $53,000, with accrued interest of $20,558 and $9,409, respectively.

Unsecured advances – related party

During the year ended December 31, 2024, a related party paid $49,030 of expenses on the Company’s behalf. As of December 31, 2024 and 2023, the advances related party balance totaled $70,905 and $21,875, respectively.

Series 2020A 8% Unsecured Convertible Notes

In 2020, the Company sold $285,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 142,500 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. Two related parties purchased $60,000 of the 2020A notes. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital as of December 31, 2020. The $237,263 debt discount will be amortized over the term of the loan. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. In July 2020, $25,000 of Series 2020A 8% Unsecured Convertible Notes were converted into 50,000 shares of common stock at a conversion price of $0.50 per share. The Series 2020A 8% Unsecured Convertible Notes that were due and payable in November 2020 and are currently past due. If a default notice is received the interest rate will be 12%. During the year ended December 31, 2024, $10,000 was reclassed from convertible notes related party to convertible notes third party. As of December 31, 2024 and 2023, the balance due to a related party under these notes is $50,000 and $60,000, with accrued interest of $18,597 and $17,238, respectively.

3% Secured Convertible Note

On July 1, 2020, the Company issued a $125,000 Secured Convertible Note to a related party as part of the purchase of Clearwater Mining Corporation. The convertible note is secured by common stock of the Company, matures on July 1, 2022 and will accrue interest at the rate of 3% per annum, payable yearly in arrears beginning July 1, 2021. The Note is convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in July 2019. As of December 31, 2024 and 2023, the balance due to a related party under this note was $125,000, with accrued interest of $16,880 and $13,130, respectively.

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

As of December 31, 2024, the total derivative liability on the above note was adjusted to a fair value of $47,158. The fair value of the conversion option was estimated using the Black-Scholes option pricing model and the following assumptions during the period: fair value of stock $0.085, volatility of 95.24%, expected term of 0.50 years, risk-free rate of 4.24% and a dividend yield of 0%.

As of December 31, 2024, the balance on the loan was $110,000, with accrued interest of $46,287.

Consulting Agreement

On December 29, 2022, the Company entered into a two-year consulting agreement with Rock Creek Mining Company commencing on December 1, 2022, to provide consulting and advisory services. Michael Lavigne, the Company’s CEO, is an officer and a Director of Rock Creek Mining Company. The consulting agreement provides for compensation of $6,000 per month, payable on demand. During the years ended December 31, 2024 and 2023, the Company incurred consulting fees of $72,000.

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

Accrued Interest – Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	December 31, 2024	December 31, 2023
Accrued interest payable – Mr. Gibbs	$27,329	$19,730
Accrued interest payable – Mr. Joseph Lavigne	7,037	4,277
Accrued interest payable – Mr. Schifrin	16,880	13,130
Accrued interest payable – Gold Express Mines, Inc	51,076	–
Accrued interest payable – Mr. Malhotra	–	2,641
	$102,322	$39,778

Note 10 – Income Taxes

Our net operating loss carry forward as of December 31, 2024 was $5,184,000, which may be used to offset future income taxes. Our net operating loss carry forward as of December 31, 2023 was $4,841,000, which may be used to offset future income taxes. Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for 2024 and 2023 is as follows:

	Years Ended December 31,
	2024	2023
Expected federal income tax benefit at statutory rate	$72,035	$62,358
State taxes	12,006	10,393
Change in valuation allowance	(84,041)	(72,751)
Income tax benefit	$–	$–

Our deferred tax assets as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Deferred tax asset	$1,269,975	$1,185,934
Valuation allowance	(1,269,975)	(1,185,934)
Deferred tax assets, net of allowance	$–	$–

Note 11 – Subsequent Events

On February 2, 2025 the Company entered a memorandum of understanding (“MOU”) to enter into an earn-in agreement with Gold Express Mines, Inc. In accordance with the MOU, the Company agreed to earn-in up to 45% of the working interest in the Cable Mine Project and terminate the earn-in agreement on the Kris project with Gold Express Mines, Inc. The Cable Mine Project consists of 480 acres of patented mining claims and 500 acres of unpatented mining claims. Under the terms of the agreement over the next 24 months, after permitting is obtained, the Company will spend $500,000 on the project in allowable expenses. The Company will be credited with $100,000 from the termination of the Kris Project towards the $500,00 work requirement, leaving a net of $400,000 owed towards the earn-in the Cable Project.

On February 27, 2025, the Company entered into a debt conversion agreement to issue a total of 221,660 shares of our common stock for the conversion of $23,000 in principal and $8,032 of interest.

Subsequent to December 31, 2024, the Company has received $112,000 in cash proceeds for the sale of common stock. As of the date of this report, no shares have been issued.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN COPPER & GOLD CORP.

Date: March 31, 2025	By: /s/ Michael B. Lavigne Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael B. Lavigne	Chief Executive Officer, President and Director	March 31, 2025
Michael B. Lavigne	(Principal Executive Officer)

/s/ John P. Ryan	Chief Financial Officer and Director	March 31, 2025
John P. Ryan	(Principal Financial and Accounting Officer)

/s/ Greg Schifrin	Director	March 31, 2025
Greg Schifrin

/s/ Howard Crosby	Director	March 31, 2025
Howard Crosby

47