Form 10-Q
period 2025-03-31
MAGELLAN COPPER & GOLD Corp
filed 2025-05-15
CIK 1515317

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-54658

MAGELLAN COPPER & GOLD CORP.

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

On May 15, 2025, there were 27,379,295 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

MAGELLAN COPPER & GOLD CORP.

Form 10-Q

March 31, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Magellan Copper & Gold Corp.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$5,798	$896

Total current assets	5,798	896

Mineral rights and properties	100,000	100,000

Total assets	$105,798	$100,896

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$209,232	$205,835
Accounts payable - related party	163,750	145,750
Accrued liabilities	214,089	214,089
Convertible note payable, net - related party	285,000	285,000
Convertible note payable, net	380,978	380,978
Accrued interest - related parties	110,474	102,322
Accrued interest	196,499	201,169
Advances payable - related party	70,905	70,905
Advances payable	18,723	93,573
Notes payable	25,000	68,000
Notes payable - related party	168,000	168,000
Derivative liability	129,969	47,158

Total current liabilities	1,972,619	1,982,779

Total liabilities	1,972,619	1,982,779

Commitments and contingencies

Shareholders' deficit:
Preferred shares, 25,000,000 shares Series A preferred stock -$10.00 stated value; 2,500,000 authorized; 0 shares issued and outstanding	–	–
Common shares, $0.001 par value; 1,000,000,000 shares authorized; 27,379,295 and 26,157,635 shares issued and outstanding, respectively	27,380	26,158
Additional paid-in capital	20,053,527	19,855,547
Accumulated deficit	(21,947,728)	(21,763,588)
Shareholders' deficit	(1,866,821)	(1,881,883)

Total liabilities and shareholders' deficit	$105,798	$100,896

See accompanying notes to the unaudited consolidated financial statements

Magellan Copper & Gold Corp.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Operating expenses:
General and administrative expenses	$58,036	$100,364

Total operating expenses	58,036	100,364

Operating loss	(58,036)	(100,364)

Other expense:
Interest expense	(23,343)	(20,682)
Loss on conversion of debt	(19,950)	–
Loss on change in derivative liability	(82,811)	(9,219)

Total other expense	(126,104)	(29,901)

Net loss	$(184,140)	$(130,265)

Basic net loss per common share	$(0.01)	$(0.01)
Diluted net loss per common share	$(0.01)	$(0.01)

Basic weighted average	26,157,635	25,079,819
Diluted weighted average	26,157,635	25,079,819

See accompanying notes to the unaudited consolidated financial statements

Magellan Copper & Gold Corp.

Consolidated Statements of Shareholders' Deficit

For the three months ended March 31, 2025 and 2024

(Unaudited)

			Additional
	Common Stock		Paid - in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2024	26,157,635	$26,158	$19,855,547	$(21,763,588)	(1,881,883)

Shares issued for cash	1,000,000	1,000	139,000	–	140,000
Shares issued for the conversion of debt and accrued interest	221,660	222	50,760	–	50,982
Stock based compensation	–	–	8,220	–	8,220
Net loss	–	–	–	(184,140)	(184,140)
Balance, March 31, 2025	27,379,295	$27,380	$20,053,527	$(21,947,728)	$(1,866,821)

Balance, December 31, 2023	19,577,072	$19,577	$19,289,530	$(20,993,778)	(1,684,671)

Shares issued for the acquisition of mineral properties	5,500,000	5,500	417,065	–	422,565
Stock based compensation	335,000	335	44,573	–	44,908
Net loss	–	–	–	(130,265)	(130,265)
Balance, March 31, 2024	25,412,072	$25,412	$19,751,168	$(21,124,043)	$(1,347,463)

See accompanying notes to the unaudited consolidated financial statements

Magellan Copper & Gold Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(184,140)	$(130,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	8,220	44,908
Loss on conversion of debt	19,950	–
Loss on change in derivative liability	82,811	9,219
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	21,937	(36,460)
Accounts payable - related party	18,000	18,000
Accrued interest	11,514	20,681

Net cash used in operating activities	(21,708)	(73,917)

Financing activities:
Proceeds from notes payable from related parties	–	75,000
Repayment of notes payable from third parties	(20,000)	–
Repayment of advances from third parties	(93,390)	–
Proceeds from sale of common stock	140,000	–

Net cash provided by financing activities	26,610	75,000

Net change in cash	4,902	1,083
Cash at beginning of period	896	99

Cash at end of period	$5,798	$1,182

Supplemental disclosure of cash flow information
Cash paid for interest	$7,259	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Expenses paid on behalf of the Company	$18,540	$–
Shares issued for the acquisition of mineral properties	$–	$422,565
Shares issued for the conversion of debt and accrued interest	$31,032	$–

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

On August 1, 2024, the Company amended its articles of incorporation to change their name from Magellan Gold Corporation to Magellan Copper & Gold Corp.

Our primary focus is to explore and develop mineral properties in the United States. Effective March 31, 2020, we divested our subsidiary holding all our international assets and at that time planned to advance our Center Star Gold Project located in Idaho County, Idaho. Since that time we have acquired other mineral project assets and presently our plans include exploring one or two of the existing projects of the Company (Cable, Blue Jacket, Copper Cliff and Copper Butte) or acquiring additional mineral projects for development which are close to revenue. Our mineral lease payments, mineral claim annual holding costs, permit preparation and exploration and development efforts will require substantial additional capital. We have in the past relied upon the sale of our securities as well as advances and loans from executive management and significant shareholders to fund our operations since we do not generate any significant revenue.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2024.

Our consolidated financial statements include our accounts and the accounts of our 100% owned subsidiaries, Clearwater and M Gold. All intercompany transactions and balances have been eliminated. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the three months ended March 31, 2025, 72,000 stock options, 117,500 warrants, and 1,763,994 shares issuable from convertible notes were considered for their dilutive effects. For the three months ended March 31, 2024, 72,000 stock options, 117,500 warrants, and 2,213,200 shares issuable from convertible notes were considered for their dilutive effects.

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

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At March 31, 2025, we had a working capital deficit of $1,966,821, we had not yet generated any significant revenues or achieved profitable operations and we have accumulated losses of $21,947,728. We expect to incur further losses in the development of our business, all of which raises substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due, of which there can be no assurance.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock but cannot assure that any future financing will occur.

Note 3 – Mineral Rights and Properties

Cable Project

On February 2, 2025, the Company entered a memorandum of understanding (“MOU”) to enter into an earn-in agreement with Gold Express Mines, Inc. In accordance with the MOU, the Company agreed to earn-in up to 45% of the working interest in the Cable Mine Project and also to terminate the then existing earn-in agreement on the Kris project.

The Cable Mine Project consists of 480 acres of patented mining claims and 500 acres of unpatented mining claims. Under the terms of the agreement over the next 24 months the Company will spend $500,000 on the project in allowable expenses. The timing of this spending is subject to successfully acquiring the permits allowing the work programs to occur. The Company will be credited with $100,000 from the termination of the Kris Project towards the $500,000 work requirement, leaving a net of $400,000 owed towards the earn-in for the Cable Project. As of March 31, 2025, the Cable Project mineral rights and properties balance was $100,000.

Kris Project

On June 6, 2023, the Company entered a memorandum of understanding for earn-in agreement(“MOU”) with Gold Express Mines, Inc. Per the MOU, the Company agreed to earn-in for up to 50% working interest in Kris Project, which is comprised of 74 unpatented mining claims located in Plumas County, CA. In March 2023, the Company paid Gold Express Mines, Inc. $100,000, which was recorded as a deposit, and further committed to spend $400,000 on the Kris Project in allowable expenditures over the following thirty-six months. As part of the agreement, the Company agreed to make the Bureau of Land Management claim maintenance fees on the existing claims no later than August 15, 2023, and by August 15th in ensuing years during the earn-in period. The Company also was to pay for the annual Plumas County “notice of intent to hold” recording costs and any other Plumas County fees or taxes which accrue during the earn-in period. On February 2, 2025, the Company agreed to relinquish the earn-in agreement for the Kris Project and transfer its deposit toward the Cable Project located in Montana. As of March 31, 2025 and December 31, 2024, the Kris Project mineral rights and properties balance was $0 and $100,000, respectively.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2025 and December 31, 2024:

	Level 1	Level 2	Level 3	Fair value at March 31, 2025
Liabilities:
Derivative liability	$–	$–	$129,969	$129,969

	Level 1	Level 2	Level 3	Fair value at December 31, 2024
Liabilities:
Derivative liability	$–	$–	$47,158	$47,158

There were no transfers between Level 1, 2 or 3 during the period.

The table below presents the change in the fair value of the derivative liability during the three months ended March 31, 2025:

Fair value as of December 31, 2024	$47,158
Loss on change in fair value of derivatives	82,811
Fair value as of March 31, 2025	$129,969

Note 5 – Notes Payable, Convertible Note Payable and Derivative Liability

Unsecured advances

During the three months ended March 31, 2025, third parties paid $18,540 of expenses on the Company’s behalf and were repaid $93,390. The advances are unsecured, non-interest bearing and are payable on demand. As of March 31, 2025 and December 31, 2024, the advances balance totaled $18,723 and $93,573, respectively.

Notes payable

On February 27, 2025, the Company entered into a debt conversion agreement to issue a total of 221,660 shares of our common stock for the conversion of $23,000 in principal and $8,032 of interest and recognized a loss of $19,950. During the three months ended March 31, 2025, the Company repaid notes payable of $20,000. As of March 31, 2025 and December 31, 2024, the notes payable balance was $25,000 and $68,000, with accrued interest of $8,233 and $21,877, respectively. The promissory notes bear interest at 12% per annum and are payable on demand.

Series 2019A 10% Unsecured Convertible Notes

In 2019, the Company sold $135,000 of Series 2019A 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series 2019A Notes are convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The lenders were issued 100,000 common stock warrants with an exercise price of $2.00 per share. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in August and December 2019. The $135,000 debt discount is amortized over the term of the loan. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes mature twelve (12) months from the date of issue. The maturity date can be extended at the option of the Company for an additional one (1) year. There are two Series 2019A 10% Unsecured Convertible Notes that were due and payable in August 2020 and are currently past due and in default. The default interest rate on the notes is 12%. As of March 31, 2025 and December 31, 2024, the balance due under these notes is $75,000, with accrued interest of $46,700 and $44,481, respectively.

On October 1, 2019, the Company sold a 10% Unsecured Convertible Note for $145,978 due on demand to settle accounts payable. The purchase price of the 10% Unsecured Convertible Note is equal to the principal amount of the Note. The 10% Unsecured Convertible Note is convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital in October 2019. The debt discount will be amortized over the term of the loan. The 10% Unsecured Convertible Note will accrue interest at the rate of 10% per annum payable quarterly, accruing from the date of issuance. As of March 31, 2025 and December 31, 2024, the balance due under this note is $145,978, with accrued interest of $80,228 and $76,628, respectively.

Series 2020A 8% Unsecured Convertible Notes

In 2020, the Company sold $285,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 142,500 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. Two related parties purchased $60,000 of the 2020A notes. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital as of December 31, 2020. The $237,263 debt discount will be amortized over the term of the loan. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. In July 2020, $25,000 of Series 2020A 8% Unsecured Convertible Notes were converted into 50,000 shares of common stock at a conversion price of $0.50 per share. The Series 2020A 8% Unsecured Convertible Notes that were due and payable in November 2020 and are currently past due. If a default notice is received the interest rate will be 12%. As of March 31, 2025 and December 31, 2024, the balance due to a third party under these notes is $160,000, with accrued interest of $61,338 and $58,182, respectively.

Note 6 – Stockholders’ Deficit

Common stock

In March 2025, the Company entered into a subscription agreement to issue 1,000,000 shares of common stock at $0.14 per share for total cash proceeds of $140,000.

Stock Warrants, Stock Options, and the 2017 Equity Incentive Plan:

Under the 2017 Equity Incentive Plan, the Company is authorized to grant rights to acquire up to a maximum of 200,000 shares of common stock. The 2017 Plan provides for the grant of (1) both incentive and non-statutory stock options, (2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights. As of March 31 2025, the Company had 128,000 shares available for future grants.

Stock option activity within the 2017 Equity Incentive Plan and warrant activity outside the plan, for the three months ended March 31, 2025 is as follows:

	Stock Options		Stock Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2024	72,000	$2.00	117,500	$0.50
Granted	–	–	–	–
Cancelled	–	–	–	–
Expired	–	–	–	–
Exercised	–	–	–	–
Outstanding at March 31, 2025	72,000	$2.00	117,500	$0.50
Exercisable at March 31, 2025	72,000	$2.00	117,500	$0.50

As of March 31, 2025, the outstanding stock options have a weighted average remaining term of 2.57 years and have no intrinsic value, and the outstanding stock warrants have a weighted average remaining term of 0.18 years and have no intrinsic value.

Note 7 – Commitments and Contingencies

Mining Claims

We currently own directly or hold indirectly through mineral leases or other contracts a total of 192 unpatented mining claims. To maintain these claims, annual payments are required to be made to the United States Bureau of Land Management by the 1st of September of each year. Additionally, state laws impose additional filings and fees which are required to be made with the Recorder’s Office in the local county in which the claims are located. Additionally, some counties impose property taxes on unpatented mining claims which are due at various dates. As of March 31, 2025, all the unpatented mineral claims are believed by the Company Management to be in good standing.

Note 8 – Executive Employment Agreement

Effective August 1, 2020, the Company and Michael Lavigne, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of common stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of March 31, 2025 and December 31, 2024, 840,000 and 795,000 restricted stock units may be settled in shares of common stock, respectively. During the three months ended March 31, 2025, the Company recognized $8,220 of stock-based compensation related to the agreement, respectively.

Note 9 – Related Party Transactions

Notes Payable – Related Parties

The promissory notes bear interest at 5% per annum and are payable on demand. As of March 31, 2025 and December 31, 2024, the notes payable – related parties balance was $168,000, with accrued interest of $23,544 and $20,558, respectively.

Unsecured advances – related party

As of March 31, 2025 and December 31, 2024, the advances related party balance totaled $70,905.

Series 2020A 8% Unsecured Convertible Notes

In 2020, the Company sold $285,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 142,500 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. Two related parties purchased $60,000 of the 2020A notes. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital as of December 31, 2020. The $237,263 debt discount will be amortized over the term of the loan. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. In July 2020, $25,000 of Series 2020A 8% Unsecured Convertible Notes were converted into 50,000 shares of common stock at a conversion price of $0.50 per share. The Series 2020A 8% Unsecured Convertible Notes that were due and payable in November 2020 and are currently past due. If a default notice is received the interest rate will be 12%. As of March 31, 2025 and December 31, 2024, the balance due to a related party under these notes is $50,000, with accrued interest of $19,584 and $18,597, respectively.

3% Secured Convertible Note

On July 1, 2020, the Company issued a $125,000 Secured Convertible Note to a related party as part of the purchase of Clearwater Mining Corporation. The convertible note is secured by common stock of the Company, matures on July 1, 2022 and will accrue interest at the rate of 3% per annum, payable yearly in arrears beginning July 1, 2021. The Note is convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in July 2019. As of March 31, 2025 and December 31, 2024, the balance due to a related party under this note was $125,000, with accrued interest of $17,805 and $16,880, respectively.

Convertible Note

On February 10, 2021, the Company entered into a debt agreement to borrow $200,000 from AJB Capital Investments LLC. The secured note has an original issuance discount of $16,000 along with $9,000 in legal and finder fees recorded as a discount, which is amortized over the life of the note. The loan bears interest at a rate of 10% and has a six-month maturity. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price shall be the less of 90% of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period ending on date of conversion of this note. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability of $95,715 was recorded as a discount on the convertible notes payable. In August 2021, the note was extended six months and the interest rate was increased to 12%. The Company issued the debt holder 266,667 common shares as a commitment fee. On February 9, 2022, the Company extended the maturity to May 10, 2022. In consideration of the extension, the Company issued the debt holder 180,000 shares of common stock valued at $54,000. The incremental value of the debt modification of $54,000 will be recorded over the remaining life of the note ending May 10, 2022. On May 11, 2022, the Company agreed to a second amendment to extend the maturity of the AJB note to August 10, 2022. In consideration for the extension, the Company issued 233,334 shares of common stock at a price of $0.30 per share for a total value of $70,000. The incremental value of the debt modification of $70,000 will be recorded over the remaining life of the note ending August 10, 2022. On August 9, 2022, the Company agreed to a third amendment to extend the maturity of the AJB note to November 9, 2022. In consideration for the extension, the Company issued 233,334 shares of common stock at a price of $0.24 per share for a total value of $56,000. The incremental value of the debt modification of $56,000 will be recorded over the remaining life of the note ending November 9, 2022. In January 2023, the Note was extended to August 11, 2023. In consideration for the extension, the principal amount of the note was increased by $10,000. The incremental value of the debt modification of $10,000 is recorded as a debt discount and amortized over the remaining life of the note ending August 11, 2023.

On January 2, 2024, Gold Express Mines, Inc. (GEM), a related party, assumed the debt from AJB Capital Investments, LLC. For consideration for the assumption of the debt, the Company issued 250,000 shares of common stock at $0.0768 per share for total of $19,200 to GEM. The assumption of the note by GEM makes GEM the primary responsible payee of a new and separate note to AJB and the Company the primary responsible payee to GEM of the original note. GEM's assumption of the note does not alter the material terms of the note. The note is currently past due.

As of March 31, 2025, the total derivative liability on the above note was adjusted to a fair value of $129,969. The fair value of the conversion option was estimated using the Black-Scholes option pricing model and the following assumptions during the period: fair value of stock $0.24, volatility of 164.31%, expected term of 0.50 years, risk-free rate of 4.23% and a dividend yield of 0%.

As of March 31, 2025 and December 31, 2024, the principal balance on the loan was $110,000, with accrued interest of $49,541 and $46,287, respectively.

Consulting Agreement

On December 29, 2022, the Company entered into a two-year consulting agreement with Rock Creek Mining Company commencing on December 1, 2022, to provide consulting and advisory services. Michael Lavigne, the Company’s CEO, is an officer and a Director of Rock Creek Mining Company. The consulting agreement provides for compensation of $6,000 per month, payable on demand. During the three months ended March 31, 2025, the Company incurred consulting fees of $18,000. As of March 31, 2025 and December 31, 2024, the balance due to Rock Creek Mining Company was $150,000 and $132,000, respectively.

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

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	March 31, 2025	December 31, 2024
Accrued interest payable – Mr. Gibbs	$29,204	$27,329
Accrued interest payable – Mr. Joseph Lavigne	7,718	7,037
Accrued interest payable – Mr. Schifrin	17,805	16,880
Accrued interest payable – Gold Express Mines, Inc.	55,747	51,076
	$110,474	$102,322

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Magellan,” “we,” “our,” and “us” to refer to Magellan Copper & Gold Corp.

The following discussion and analysis provide information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and our interim unaudited financial statements and notes thereto included with this report in Part I, Item 1.

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

On January 3, 2023, the Company entered into an asset purchase agreement with Gold Express Mines, Inc (“Gold Express”). Pursuant to the agreement, the Seller sold the following properties which the Company acquired: 1) the Golden, Idaho Project located in Idaho County, Idaho and consisting of seventy-two unpatented mining claims 2) the Seafoam District - located in Custer County, Idaho and consisting of five unpatented mining claims 3) the Blacktail District - located in Lemhi County, Idaho and consisting of eight unpatented mining claims 4) the Big-it Project- located in Shoshone County, Idaho consisting of twenty-five unpatented mining claims and a mineral lease over three unpatented mining claims and 94.86 acres of real property and 5) the Terror Gulch Project (or Capparelli Group) located in Shoshone County, Idaho consisting of twenty-six unpatented mining claims. As of March 31, 2023, the total purchase price for the acquisition was determined to be $1,000,000 consisting of 5,000,000 shares of the Company common stock with a fair value of $1,000,000. The Company concluded the purchase of a single set of assets qualified as an asset acquisition and all such acquisition costs have been capitalized as mineral rights and properties on the balance sheet.

On June 6, 2023, the Company entered a memorandum of understanding for an earn-in agreement(“MOU”) with Gold Express Mines, Inc. Per the MOU, the Company agreed to earn-in for up to a 50% working interest in the Kris Project, which consists of 74 unpatented mining claims located in Plumas County, CA. In March 2023, the Company paid Gold Express Mines, Inc. $100,000, which was recorded as a deposit, and committed to spend $400,000 on the Kris Project in allowable expenditures over the next thirty-six months, assuming permitting for the work is obtained. As of December 31, 2023, the $100,000 deposit paid to Golden Express for the MOU was reclassed to mineral rights and properties on the balance sheet.

If permitting delayed the exploration and other work programs, the earn-in period would be extended accordingly. Allowable expenditures included sampling, drilling, assaying, geologic mapping, and mine site improvements made or performed directly on the existing mine site or expanded mine site. Consulting fees for work directly benefiting the Project were also allowed including management of work, preparation of reports, and planning for future work. Claim maintenance fees on the existing claims were also allowable expenditures, as were the costs of future land acquisitions which are deemed to benefit the Kris Project, and which are approved by both parties beforehand. As part of the agreement, the Company agreed to pay the Bureau of Land Management claim maintenance fees on the existing claims no later than August 15, 2023, and by August 15th in ensuing years during the earn-in period. The Company also agreed to pay for the annual Plumas County “notice of intent to hold” recording costs and any other Plumas County fees or taxes which accrue during the earn-in period. These were to be allowable expenses under the earn-in agreement. However, due to lack of funding the Company failed to pay the claim maintenance fees and county fees in both August 2023 and August 2024 and such fees were paid for by Gold Express.

On January 4, 2024 the Company entered into a second asset purchase agreement with Gold Express. Pursuant to this agreement, the Seller sold the following to the Company: 1) the Copper Butte Project located in Pinal County, Arizona and consisting of 66 unpatented mining claims 2) the Blue Jacket Project located in Idaho County, Idaho and consisting of 79 unpatented mining claims and 3) the Copper Cliff Project located in Adams County, Idaho and consisting of 71 unpatented mining claims and an assignment of a mineral lease with option to purchase covering several adjoining patented mining claims. The total purchase price for the acquisition for the three projects was 5,500,000 shares of the Company's common stock with a fair market value of $422,565. As of the date of this filing, the Company and GEM have not completed the assignment of the mineral lease and 500,000 shares related to the lease assignment have therefore not been issued. The Company concluded the purchase of a single set of assets qualified as an asset acquisition and all such acquisition costs have been capitalized as mineral rights and properties on the balance sheet.

On February 2, 2025, the Company canceled the Kris Project Earn-In and entered into a new memorandum of understanding (“MOU”) for an earn-in agreement with Gold Express Mines, Inc. In accordance with this second MOU, the Company agreed to earn-in for up to 45% of the working interest in the Cable Mine Project. This Project's land package consists of 480 acres of patented mining claims and 500 acres of unpatented mining claims. Under the terms of the agreement, over the next 24 months (subject to obtaining permitting) the Company will spend $500,000 on the project in allowable expenses. In conjunction with the termination of the Kris Project earn-in, the Company was credited with $100,000 from its prior investment in the Kris Project towards the $500,00 work requirement on the Cable Project. This leaves a net balance of $400,000 of allowable work expenditures to be completed towards the earn-in the Cable Project. As of March 31, 2025, the Cable Project mineral rights and properties balance was $100,000.

Our current focus is to advance the Cable Project Earn-In and the 100% owned Copper Butte Project towards resource definition and eventual development. Secondarily, we may acquire additional mineral projects which could add earlier revenue to the Company. The Company is currently severely restrained by access to capital and any plans with respect to its existing or future projects are subject to availability of capital on reasonable terms. In the past, and for the foreseeable future, we will continue to rely upon the sale of our securities as well as advances and loans from executive management, and also from significant shareholders, to fund our operations as we do not generate consistent revenue. Prospective investors should note that there is no assurance that additional capital will be available to the Company to carry out its stated work plans.

Results of Operations for the three months ended March 31, 2025 and 2024

	Three months ended March 31,
	2025	2024
Operating expenses:
General and administrative expenses	$58,036	100,364
Total operating expenses	58,036	100,364

Operating loss	(58,036)	(100,364)

Other expense:
Interest expense	(23,343)	(20,682)
Loss on conversion of debt	(19,950)	–
Loss on change in derivative liability	(82,811)	(9,219)
Total other expense	(126,104)	(29,901)

Net loss	$(184,140)	(130,265)

Operating expenses

During the three months ended March 31, 2025, our total operating expenses included general and administrative expenses of $58,036 as compared to $100,364 during the three months ended March 31, 2024. The $42,328 change was mainly related to a decrease in stock-based compensation.

Other expense

During the three months ended March 31, 2025, total other expense was $126,104 as compared to other expense of $29,901 during the three months ended March 31, 2024. The $96,203 change was mainly related to change in derivative liability and loss on conversion of debt.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At March 31, 2025, we had not yet generated sufficient revenues or achieved profitable operations, and we have accumulated losses of $21,947,728. We expect to incur further losses in the development of our business, all of which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due, of which there can be no assurance.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock but cannot assure that any future debt or equity financing will occur.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Three months ended March 31,
	2025	2024
Net cash used in operating activities	$(21,708)	$(73,917)

Net cash provided by financing activities	26,610	75,000

Net change in cash	4,902	1,083
Cash beginning of period	896	99
Cash end of period	$5,798	$1,182

At March 31, 2025, we had $5,798 in cash and a $1,966,821 working capital deficit. This compares to cash of $896 and a working capital deficit of $1,981,883 at December 31, 2024.

Net cash used in operating activities during the three months ended March 31, 2025 was $21,708 and was mainly comprised of our $184,140 net loss during the period, adjusted by a non-cash charges of $8,220 of stock compensation, loss on conversion of debt of $19,950 and a loss on change in derivative liability of $82,811. In addition, it reflects changes in operating assets and liabilities of $51,451.

Net cash used in operating activities during the three months ended March 31, 2024 was $73,917 and was mainly comprised of our $130,265 net loss during the period, adjusted by a non-cash charges of $44,908 of stock compensation and a loss on change in derivative liability of $9,219. In addition, it reflects changes in operating assets and liabilities of $2,221.

During the three months ended March 31, 2025, net cash provided by financing activities was $26,610 comprised of $140,000 in proceeds sale of common stock were offset by repayment of notes payable of $20,000 and repayment of advances of $93,390.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to lack of segregation of duties, a limited corporate governance structure, and lack of a formal review process that includes multiple levels of review as discussed in Item 9A of our Form 10-K for the fiscal year ended December 31, 2024.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. to Part I. of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None, except as previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

_____________

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2025

MAGELLAN COPPER & GOLD CORP. By: /s/ Michael Lavigne Michael Lavigne Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

