Form 10-Q
period 2025-09-30
MAGELLAN COPPER & GOLD Corp
filed 2025-11-14
CIK 1515317

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

On November 14, 2025, there were 27,379,295 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

MAGELLAN COPPER & GOLD CORP.

Form 10-Q

September 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Magellan Copper & Gold Corp.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash	$388	$896
Prepaid expenses and other current assets	5,625	–

Total current assets	6,013	896

Mineral rights and properties	100,000	100,000

Total assets	$106,013	$100,896

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$216,208	$205,835
Accounts payable - related party	199,750	145,750
Accrued liabilities	214,089	214,089
Convertible note payable, net - related party	285,000	285,000
Convertible note payable, net	380,978	380,978
Accrued interest - related parties	127,049	102,322
Accrued interest	216,252	201,169
Advances payable - related party	70,905	70,905
Advances payable	42,847	93,573
Notes payable	25,000	68,000
Notes payable - related party	168,000	168,000
Derivative liability	165,610	47,158

Total current liabilities	2,111,688	1,982,779

Total liabilities	2,111,688	1,982,779

Commitments and contingencies

Shareholders' deficit:
Preferred shares, 25,000,000 shares Series A preferred stock - $10.00 stated value; 2,500,000 authorized; 0 shares issued and outstanding	–	–
Common shares, $0.001 par value; 1,000,000,000 shares authorized; 27,379,295 and 26,157,635 shares issued and outstanding, respectively	27,380	26,158
Additional paid-in capital	20,065,559	19,855,547
Accumulated deficit	(22,098,614)	(21,763,588)
Shareholders' deficit:	(2,005,675)	(1,881,883)

Total liabilities and shareholders' deficit	$106,013	$100,896

See accompanying notes to the unaudited consolidated financial statements

Magellan Copper & Gold Corp.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Operating expenses:
General and administrative expenses	$31,603	$107,170	$136,953	$279,351

Total operating expenses	31,603	107,170	136,953	279,351

Operating loss	(31,603)	(107,170)	(136,953)	(279,351)

Other income (expense):
Interest expense	(18,264)	(21,958)	(59,671)	(63,554)
Gain (loss) on conversion of debt	–	16,329	(19,950)	16,329
Gain (loss) on change in derivative liability	(103,410)	46,197	(118,452)	55,572

Total other income (expense)	(121,674)	40,568	(198,073)	8,347

Net loss	$(153,277)	$(66,602)	$(335,026)	$(271,004)

Basic net loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Diluted net loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Basic weighted average	27,379,295	25,412,072	26,976,550	25,301,725
Diluted weighted average	27,379,295	25,412,072	26,976,550	25,301,725

See accompanying notes to the unaudited consolidated financial statements

Magellan Copper & Gold Corp.

Consolidated Statements of Shareholders' Deficit

For the nine months ended September 30, 2025 and 2024

			Additional
	Common Stock		Paid - in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2024	26,157,635	$26,158	$19,855,547	$(21,763,588)	$(1,881,883)

Shares issued for cash	1,000,000	1,000	139,000	–	140,000
Shares issued for the conversion of debt and accrued interest	221,660	222	50,760	–	50,982
Stock based compensation	–	–	8,220	–	8,220
Net loss	–	–	–	(184,140)	(184,140)
Balance, March 31, 2025	27,379,295	27,380	20,053,527	(21,947,728)	(1,866,821)
Stock based compensation	–	–	6,039	–	6,039
Net income	–	–	–	2,391	2,391
Balance, June 30, 2025	27,379,295	27,380	20,059,566	(21,945,337)	(1,858,391)
Stock based compensation	–	–	5,993	–	5,993
Net loss	–	–	–	(153,277)	(153,277)
Balance, September 30, 2025	27,379,295	$27,380	$20,065,559	$(22,098,614)	$(2,005,675)

Balance, December 31, 2023	19,577,072	$19,577	$19,289,530	$(20,993,778)	$(1,684,671)

Shares issued for the acquisition of mineral properties	5,500,000	5,500	417,065	–	422,565
Stock based compensation	335,000	335	44,573	–	44,908
Net loss	–	–	–	(130,265)	(130,265)
Balance, March 31, 2024	25,412,072	25,412	19,751,168	(21,124,043)	(1,347,463)
Stock based compensation	–	–	6,587	–	6,587
Net loss	–	–	–	(74,137)	(74,137)
Balance, June 30, 2024	25,412,072	25,412	19,757,755	(21,198,180)	(1,415,013)
Shares issued for the conversion of debt and accrued interest	745,563	746	87,304	–	88,050
Stock based compensation	–	–	5,913	–	5,913
Net loss	–	–	–	(66,602)	(66,602)
Balance, September 30, 2024	26,157,635	$26,158	$19,850,972	$(21,264,782)	$(1,387,652)

See accompanying notes to the unaudited consolidated financial statements

Magellan Copper & Gold Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(335,026)	$(271,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	20,252	57,408
(Gain) loss on conversion of debt	19,950	(16,329)
(Gain) loss on change in derivative liability	118,452	(55,572)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,875	–
Accounts payable and accrued liabilities	45,537	45,412
Accounts payable - related party	54,000	54,000
Accrued interest	47,842	63,528

Net cash used in operating activities	(27,118)	(122,557)

Financing activities:
Proceeds from notes payable from related parties	–	115,000
Repayment of notes payable from third parties	(20,000)	(1,000)
Repayment of advances from third parties	(93,390)	–
Proceeds from advances from third parties	–	24,500
Proceeds from sale of common stock	140,000	–

Net cash provided by financing activities	26,610	138,500

Net change in cash	(508)	15,943
Cash at beginning of period	896	99

Cash at end of period	$388	$16,042

Supplemental disclosure of cash flow information
Cash paid for interest	$11,829	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Expenses paid on behalf of the Company	$42,664	$58,630
Shares issued for the acquisition of mineral properties	$–	$422,565
Shares issued for the conversion of debt and accrued interest	$31,032	$104,379

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2024.

Our consolidated financial statements include our accounts and the accounts of our 100% owned subsidiaries, Clearwater and M Gold. All intercompany transactions and balances have been eliminated. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the nine months ended September 30, 2025, 72,000 stock options and 2,249,002 shares issuable from convertible notes were considered for their dilutive effects. For the nine months ended September 30, 2024, 72,000 stock options, 117,500 warrants, and 1,934,720 shares issuable from convertible notes were considered for their dilutive effects.

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

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At September 30, 2025, we had a working capital deficit of $2,105,675, we had not yet generated any significant revenues or achieved profitable operations and we have accumulated losses of $22,098,614. We expect to incur further losses in the development of our business, all of which raises substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due, of which there can be no assurance.

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

The Cable Mine Project consists of 480 acres of patented mining claims and 500 acres of unpatented mining claims. Under the terms of the agreement over the next 24 months the Company will spend $500,000 on the project in allowable expenses. The timing of this spending is subject to successfully acquiring the permits allowing the work programs to occur. The Company will be credited with $100,000 from the termination of the Kris Project towards the $500,000 work requirement, leaving a net of $400,000 owed towards the earn-in for the Cable Project. As of September 30, 2025, the Cable Project mineral rights and properties balance was $100,000.

Kris Project

On June 6, 2023, the Company entered a memorandum of understanding for earn-in agreement (“MOU”) with Gold Express Mines, Inc. Per the MOU, the Company agreed to earn-in for up to 50% working interest in Kris Project, which is comprised of 74 unpatented mining claims located in Plumas County, CA. In March 2023, the Company paid Gold Express Mines, Inc. $100,000, which was recorded as a deposit, and further committed to spend $400,000 on the Kris Project in allowable expenditures over the following thirty-six months. As part of the agreement, the Company agreed to make the Bureau of Land Management claim maintenance fees on the existing claims no later than August 15, 2023, and by August 15th in ensuing years during the earn-in period. The Company also was to pay for the annual Plumas County “notice of intent to hold” recording costs and any other Plumas County fees or taxes which accrue during the earn-in period. On February 2, 2025, the Company agreed to relinquish the earn-in agreement for the Kris Project and transfer its deposit toward the Cable Project located in Montana. As of September 30, 2025 and December 31, 2024, the Kris Project mineral rights and properties balance was $0 and $100,000, respectively.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2025 and December 31, 2024:

	Level 1	Level 2	Level 3	Fair value at September 30, 2025
Liabilities:
Derivative liability	$–	$–	$165,610	$165,610

	Level 1	Level 2	Level 3	Fair value at December 31, 2024
Liabilities:
Derivative liability	$–	$–	$47,158	$47,158

There were no transfers between Level 1, 2 or 3 during the period.

The table below presents the change in the fair value of the derivative liability during the nine months ended September 30, 2025:

Fair value as of December 31, 2024	$47,158
Loss on change in fair value of derivatives	118,452
Fair value as of September 30, 2025	$165,610

Note 5 – Notes Payable, Convertible Note Payable and Derivative Liability

Unsecured advances

During the nine months ended September 30, 2025, third parties paid $42,664 of expenses on the Company’s behalf and were repaid $93,390. The advances are unsecured, non-interest bearing and are payable on demand. As of September 30, 2025 and December 31, 2024, the advances balance totaled $42,847 and $93,573, respectively.

Notes payable

On February 27, 2025, the Company entered into a debt conversion agreement to issue a total of 221,660 shares of our common stock for the conversion of $23,000 in principal and $8,032 of interest and recognized a loss of $19,950. During the nine months ended September 30, 2025, the Company repaid notes payable of $20,000. As of September 30, 2025 and December 31, 2024, the notes payable balance was $25,000 and $68,000, with accrued interest of $9,737 and $21,877, respectively. The promissory notes bear interest at 12% per annum and are payable on demand.

Series 2019A 10% Unsecured Convertible Notes

In 2019, the Company sold $135,000 of Series 2019A 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series 2019A Notes are convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The lenders were issued 100,000 common stock warrants with an exercise price of $2.00 per share. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in August and December 2019. The $135,000 debt discount is amortized over the term of the loan. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes mature twelve (12) months from the date of issue. The maturity date can be extended at the option of the Company for an additional one (1) year. There are two Series 2019A 10% Unsecured Convertible Notes that were due and payable in August 2020 and are currently past due and in default. The default interest rate on the notes is 12%. As of September 30, 2025 and December 31, 2024, the balance due under these notes is $75,000, with accrued interest of $51,213 and $44,481, respectively.

On October 1, 2019, the Company sold a 10% Unsecured Convertible Note for $145,978 due on demand to settle accounts payable. The purchase price of the 10% Unsecured Convertible Note is equal to the principal amount of the Note. The 10% Unsecured Convertible Note is convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital in October 2019. The debt discount will be amortized over the term of the loan. The 10% Unsecured Convertible Note will accrue interest at the rate of 10% per annum payable quarterly, accruing from the date of issuance. As of September 30, 2025 and December 31, 2024, the balance due under this note is $145,978, with accrued interest of $87,547 and $76,628, respectively.

Series 2020A 8% Unsecured Convertible Notes

In 2020, the Company sold $285,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 142,500 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. Two related parties purchased $60,000 of the 2020A notes. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital as of December 31, 2020. The $237,263 debt discount will be amortized over the term of the loan. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. In July 2020, $25,000 of Series 2020A 8% Unsecured Convertible Notes were converted into 50,000 shares of common stock at a conversion price of $0.50 per share. The Series 2020A 8% Unsecured Convertible Notes that were due and payable in November 2020 and are currently past due. If a default notice is received the interest rate will be 12%. As of September 30, 2025 and December 31, 2024, the balance due to a third party under these notes is $160,000, with accrued interest of $67,756 and $58,182, respectively.

Note 6 – Stockholders’ Deficit

Common stock

In March 2025, the Company entered into a subscription agreement to issue 1,000,000 shares of common stock at $0.14 per share for total cash proceeds of $140,000.

Stock Warrants, Stock Options, and the 2017 Equity Incentive Plan:

Under the 2017 Equity Incentive Plan, the Company is authorized to grant rights to acquire up to a maximum of 200,000 shares of common stock. The 2017 Plan provides for the grant of (1) both incentive and non-statutory stock options, (2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights. As of September 30 2025, the Company had 128,000 shares available for future grants.

Stock option activity within the 2017 Equity Incentive Plan and warrant activity outside the plan, for the nine months ended September 30, 2025 is as follows:

	Stock Options		Stock Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2024	72,000	$2.00	117,500	$0.50
Granted	–	–	–	–
Cancelled	–	–	–	–
Expired	–	–	(117,500)	0.50
Exercised	–	–	–	–
Outstanding at September 30, 2025	72,000	$2.00	–	$–
Exercisable at September 30, 2025	72,000	$2.00	–	$–

As of September 30, 2025, the outstanding stock options have a weighted average remaining term of 2.07 years and have no intrinsic value.

Note 7 – Commitments and Contingencies

Mining Claims

We currently own directly or hold indirectly through mineral leases or other contracts a total of 192 unpatented mining claims. To maintain these claims, annual payments are required to be made to the United States Bureau of Land Management by the 1st of September of each year. Additionally, state laws impose additional filings and fees which are required to be made with the Recorder’s Office in the local county in which the claims are located. Additionally, some counties impose property taxes on unpatented mining claims which are due at various dates. As of September 30, 2025, all the unpatented mineral claims are believed by the Company Management to be in good standing.

Note 8 – Executive Employment Agreement

Effective August 1, 2020, the Company and Michael Lavigne executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of common stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of September 30, 2025 and December 31, 2024, 930,000 and 795,000 restricted stock units may be settled in shares of common stock, respectively. During the nine months ended September 30, 2025, the Company recognized $20,252 of stock-based compensation related to the agreement.

Note 9 – Related Party Transactions

Notes Payable – Related Parties

The promissory notes bear interest at 5% per annum and are payable on demand. As of September 30, 2025 and December 31, 2024, the notes payable – related parties balance was $168,000, with accrued interest of $29,616 and $20,558, respectively.

Unsecured advances – related party

As of September 30, 2025 and December 31, 2024, the advances related party balance totaled $70,905.

Series 2020A 8% Unsecured Convertible Notes

In 2020, the Company sold $285,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 142,500 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. Two related parties purchased $60,000 of the 2020A notes. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital as of December 31, 2020. The $237,263 debt discount will be amortized over the term of the loan. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. In July 2020, $25,000 of Series 2020A 8% Unsecured Convertible Notes were converted into 50,000 shares of common stock at a conversion price of $0.50 per share. The Series 2020A 8% Unsecured Convertible Notes that were due and payable in November 2020 and are currently past due. If a default notice is received the interest rate will be 12%. As of September 30, 2025 and December 31, 2024, the balance due to a related party under these notes is $50,000, with accrued interest of $21,589 and $18,597, respectively.

3% Secured Convertible Note

On July 1, 2020, the Company issued a $125,000 Secured Convertible Note to a related party as part of the purchase of Clearwater Mining Corporation. The convertible note is secured by common stock of the Company, matures on July 1, 2022 and will accrue interest at the rate of 3% per annum, payable yearly in arrears beginning July 1, 2021. The Note is convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in July 2019. As of September 30, 2025 and December 31, 2024, the balance due to a related party under this note was $125,000, with accrued interest of $19,685 and $16,880, respectively.

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

As of September 30, 2025, the total derivative liability on the above note was adjusted to a fair value of $165,610. The fair value of the conversion option was estimated using the Black-Scholes option pricing model and the following assumptions during the period: fair value of stock $0.19, volatility of 138.40%, expected term of 0.50 years, risk-free rate of 3.83% and a dividend yield of 0%.

As of September 30, 2025 and December 31, 2024, the principal balance on the loan was $110,000, with accrued interest of $56,160 and $46,287, respectively.

Consulting Agreement

On December 29, 2022, the Company entered into a two-year consulting agreement with Rock Creek Mining Company commencing on December 1, 2022, to provide consulting and advisory services. Michael Lavigne, the Company’s CEO, is an officer and a Director of Rock Creek Mining Company. The consulting agreement provides for compensation of $6,000 per month, payable on demand. During the nine months ended September 30, 2025, the Company incurred consulting fees of $54,000. As of September 30, 2025 and December 31, 2024, the balance due to Rock Creek Mining Company was $186,000 and $132,000, respectively.

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

Accrued Interest - Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	September 30, 2025	December 31, 2024
Accrued interest payable – Mr. Gibbs	$33,014	$27,329
Accrued interest payable – Mr. Joseph Lavigne	9,101	7,037
Accrued interest payable – Mr. Schifrin	19,685	16,880
Accrued interest payable – Gold Express Mines, Inc.	65,249	51,076
	$127,049	$102,322

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

On February 2, 2025, the Company canceled the Kris Project Earn-In and entered into a new memorandum of understanding (“MOU”) for an earn-in agreement with Gold Express Mines, Inc. In accordance with this second MOU, the Company agreed to earn-in for up to 45% of the working interest in the Cable Mine Project. This Project's land package consists of 480 acres of patented mining claims and 500 acres of unpatented mining claims. Under the terms of the agreement, over the next 24 months (subject to obtaining permitting) the Company will spend $500,000 on the project in allowable expenses. In conjunction with the termination of the Kris Project earn-in, the Company was credited with $100,000 from its prior investment in the Kris Project towards the $500,000 work requirement on the Cable Project. This leaves a net balance of $400,000 of allowable work expenditures to be completed towards the earn-in the Cable Project. As of September 30, 2025, the Cable Project mineral rights and properties balance was $100,000.

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

Results of Operations for the three months ended September 30, 2025 and 2024

	Three months ended September 30,
	2025	2024
Operating expenses:
General and administrative expenses	$31,603	$107,170
Total operating expenses	31,603	107,170

Operating loss	(31,603)	(107,170)

Other income (expense):
Interest expense	(18,264)	(21,958)
Gain on conversion of debt	–	16,329
Gain (loss) on change in derivative liability	(103,410)	46,197
Total other income (expense)	(121,674)	40,568

Net loss	$(153,277)	$(66,602)

Operating expenses

During the three months ended September 30, 2025, our total operating expenses included general and administrative expenses of $31,603 as compared to $107,170 during the three months ended September 30, 2024. The $75,567 change was mainly related to a decrease in claim fees and professional fees.

Other income (expense)

During the three months ended September 30, 2025, total other expense was $121,674 as compared to other income of $40,568 during the three months ended September 30, 2024. The $162,242 change was mainly related to change in derivative liability.

Results of Operations for the nine months ended September 30, 2025 and 2024

	Nine months ended September 30,
	2025	2024
Operating expenses:
General and administrative expenses	$136,953	$279,351
Total operating expenses	136,953	279,351

Operating loss	(136,953)	(279,351)

Other income (expense):
Interest expense	(59,671)	(63,554)
Gain (loss) on conversion of debt	(19,950)	16,329
Gain (loss) on change in derivative liability	(118,452)	55,572
Total other income (expense)	(198,073)	8,347

Net loss	$(335,026)	$(271,004)

Operating expenses

During the nine months ended September 30, 2025, our total operating expenses included general and administrative expenses of $136,953 as compared to $279,351 during the nine months ended September 30, 2024. The $142,398 change was mainly related to a decrease in stock-based compensation, claim fees and professional fees.

Other income (expense)

During the nine months ended September 30, 2025, total other expense was $198,073 as compared to other income of $8,347 during the nine months ended September 30, 2024. The $206,420 change was mainly related to interest expense on debt, change in derivative liability and loss on conversion of debt.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At September 30, 2025, we had not yet generated sufficient revenues or achieved profitable operations, and we have accumulated losses of $22,098,614. We expect to incur further losses in the development of our business, all of which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due, of which there can be no assurance.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock but cannot assure that any future debt or equity financing will occur.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Nine months ended September 30,
	2025	2024
Net cash used in operating activities	$(27,118)	$(122,557)

Net cash provided by financing activities	26,610	138,500

Net change in cash	(508)	15,943
Cash beginning of period	896	99
Cash end of period	$338	$16,042

At September 30, 2025, we had $388 in cash and a $2,105,675 working capital deficit. This compares to cash of $896 and a working capital deficit of $1,981,883 at December 31, 2024.

Net cash used in operating activities during the nine months ended September 30, 2025 was $27,118 and was mainly comprised of our $335,026 net loss during the period, adjusted by non-cash charges of $20,252 of stock compensation, loss on conversion of debt of $19,950 and a loss on change in derivative liability of $118,452. In addition, it reflects changes in operating assets and liabilities of $149,254.

Net cash used in operating activities during the nine months ended September 30, 2024 was $122,557 and was mainly comprised of our $271,004 net loss during the period, adjusted by non-cash charges of $57,408 of stock compensation and a gain on change in derivative liability of $55,572. In addition, it reflects changes in operating assets and liabilities of $162,940.

During the nine months ended September 30, 2025, net cash provided by financing activities was $26,610 comprised of $140,000 in proceeds from sale of common stock offset by repayment of notes payable of $20,000 and repayment of advances of $93,390.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None, except as previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 14, 2025

MAGELLAN COPPER & GOLD CORP. By: /s/ Michael Lavigne Michael Lavigne Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

