Form 10-K
period 2025-12-31
MAGELLAN COPPER & GOLD Corp
filed 2026-03-31
CIK 1515317

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-54658

MAGELLAN COPPER & GOLD Corp.

(Name of Registrant in its Charter)

Nevada	27-3566922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

602 Cedar Street, Suite 205, Wallace, ID 83873

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (707) 291-6198

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

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

The aggregate market value of the 8,923,245 shares of voting and non-voting common equity held by non-affiliates of the Company calculated by taking the last sales price of the Company’s common stock of $0.1164 on June 30, 2025 was $1,038,666.

The number of shares outstanding of the registrant’s common stock, as of March 31, 2026 is 27,379,295.

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

We have based these forward-looking statements largely on our current expectations, estimates, forecasts, and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company’s head office is located at 602 Cedar Street, Suite 205, Wallace, Idaho 83873.

KRIS PROJECT EARN-IN AGREEMENT

On June 6, 2023, the Company entered a memorandum of understanding (“MOU”) to enter into a earn-in agreement with Gold Express Mines, Inc. (“GEM” In accordance with the MOU, the Company agreed to earn-in for up to a 50% working interest in the Kris Project, which has 7 unpatented mining claims located in Plumas County, CA.

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

As part of the MOU agreement, the Company shall pay the Bureau of Land Management claim maintenance fees on the existing Kris Project claims by August 15th in the ensuing years during the earn-in period. The Company shall pay for the annual Plumas County “notice of intent to hold” recording costs and any other Plumas County fees or taxes which accrue during the earn-in period. These holding costs shall be allowable expenses under the earn-in agreement. On February 2, 2025, the Company agreed to relinquish the earn-in agreement for the Kris Project and transfer its deposit toward the Cable Project located in Montana. As of December 31, 2025 and 2024, the Kris Project mineral rights and properties balance was $0 and $100,000, respectively.

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

Key Projects

The Company has determined that the Key Projects of the Company are the Center Star Mine and the Cable Project. Both properties have substantial histories of development and production, and both are viewed as having a shorter path to revenue than other projects in the portfolio of the Company. The additional projects of the Company will be held for now, and work will be completed on these projects as time and funding allow. In the future the Company may also choose to sell, lease or joint venture its non-focus projects to other companies or interested parties, as management and the board of the Company may see fit.

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

Power to the mine site will initially be provided by a diesel generator and a diesel compressor. In 1968 the mine site was connected to a 3-phase electrical power line. The power line is no longer operable but can be repaired and re-electrified in the future. Water to the site is available from a year-round mountain stream that should be adequate to meet our properties’ needs.

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

Clearwater Gold Corporation acquired the property by staking 16 unpatented mining claims over the unclaimed ground in the late 1990’s and did some minor work on the project, as well as accumulation and organization of historic data on the project. The Company acquired all the issued and outstanding shares of Clearwater Gold Corporation.

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

Cable Mine

On February 2, 2025 the Company entered a memorandum of understanding (“MOU”) to enter into an earn-in agreement with GEM. In accordance with the MOU, the Company agreed to earn-in up to 45% of the working interest in the Cable Mine Project and terminate the earn-in agreement on the Kris project with GEM. The Cable Mine Project consists of 480 acres of patented mining claims and 500 acres of unpatented mining claims. Under the terms of the agreement over the next 24 months, after permitting is obtained, the Company will spend $500,000 on the project in allowable expenses. The timing of this spending is subject to successfully acquiring the permits allowing the work programs to occur. The Company will be credited with $100,000 from the termination of the Kris Project towards the $500,000 work requirement, leaving a net of $400,000 owed towards the earn-in for the Cable Project. During the year ended December 31, 2025, the Company evaluated the Cable Project mineral rights and properties for impairment and recorded an impairment expense of $100,000. As of December 31, 2025, the Cable Project mineral rights and properties balance was $0.

Cable Mine History

The Cable Mine is widely considered one of Montana’s top tier bonanza-grade gold producers and is known for its museum quality specimen gold. The Cable lode was discovered in 1866 and saw several periods of hard rock operation before being forced into dormancy by the War Powers Act of 1941. Review of Cable’s production records and proprietary data from recent exploration has identified the most viable lode and placer resources and are the basis for this business plan. The Company could not meet the funding requirements of the joint venture and abandoned the project.

Property Description

Merit Mines LLC has acquired exploration rights and a purchase option for the Cable Gold Mine in Deer Lodge County, Montana . Goods and services are available in Anaconda and Philipsburg, 14 and 20 road miles distance, respectively. The most likely candidate for processing of Cable ore is the fully permitted Contact Mill at Philipsburg; a Merit principal is the co-owner of this mill.

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

On January 12, 2026, the Company entered into a letter of intent and option purchase agreement (“LOI”) to acquire the Ophir Creek Placer Gold Mine from Village Gold, Inc. (“Seller”) Pursuant to the LOI, the Company will acquire nine State of Alaska and Federal mining claims known as Ophir Creek mining claims located near Ophir Alaska and all heavy equipment and mining equipment present on the project including equipment and fuel storage.

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

Our financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the reports of our auditors issued in connection with our consolidated financial statements for the fiscal years ended December 31, 2025 and 2024, contain explanatory paragraphs indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern.

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

To demonstrate the existence of proven or probable reserves under SEC guidelines, it would be necessary for us to advance the exploration of our properties by significant drilling to demonstrate the existence of sufficient mineralized material with satisfactory continuity which would provide the basis for a feasibility study which would demonstrate with reasonable certainty that the mineralized material can be economically extracted and produced. We do not have sufficient data to support a feasibility study regarding our properties, and to perform the drill work to support such feasibility study, we must obtain the necessary permits and funds to continue our exploration efforts.

It is possible that, even after we have obtained sufficient geologic data to support a feasibility study on our properties, such study will conclude that none of the identified mineral deposits can be economically and legally extracted or produced. If we cannot adequately confirm or discover any mineral reserves of precious metals on our properties, we may not be able to generate any revenues. Even if we discover mineral reserves on our properties in the future that can be economically developed, the initial capital costs associated with development and production of any reserves found is such that we might not be profitable for a significant time after the initiation of any development or production. The commercial viability of a mineral deposit once discovered is dependent on several factors beyond our control, including attributes of the deposit such as size, grade, and proximity to infrastructure, as well as metal prices. In addition, development of a project as significant as the ones we might be planning will likely require significant financing.

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

If we discover ore at our properties, we expect that it would be several additional years from the initial phases of exploration until production is possible. During this time, the economic feasibility of production could change. As a result of these uncertainties, there can be no assurance that our exploration programs will result in proven and probable reserves in sufficient quantities to justify commercial operations.

Even if our exploration efforts at our properties are successful, we may not be able to raise the funds necessary to develop our properties.

If our exploration efforts at our prospects are successful, of which there can be no assurance, our current estimates indicate that we may be required to raise substantial external financing to develop and construct mines. Sources of external financing could include bank borrowings and debt and equity offerings, but financing has become significantly more difficult to obtain in the current market environment. The failure to obtain financing would have a material adverse effect on our growth strategy and our results of operations and financial condition. We currently have no specific plan to obtain the necessary funding and there exist no agreements, commitments, or arrangements to provide us with the financing that we may need. There can be no assurance that we will commence production at any of our properties or generate sufficient revenues to meet our obligations as they become due or obtain necessary financing on acceptable terms, if at all, and we may not be able to secure the financing necessary to begin or sustain production at our properties. In addition, should we incur significant losses in future periods, we may be unable to continue as a going concern, and we may not be able to realize our assets and settle our liabilities in the normal course of business at amounts reflected in our financial statements.

We may not be able to obtain permits required for development of our properties.

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. We will be required to obtain numerous permits for our properties. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings. Our efforts to develop our properties may also be opposed by environmental groups. In addition, mining projects require the evaluation of environmental impacts on air, water, vegetation, wildlife, cultural, historical, geological, geotechnical, geochemical, soil and socioeconomic conditions. An Environmental Impact Statement would be required before we could commence mine development or mining activities. Baseline environmental conditions are the basis on which direct and indirect impacts of our properties are evaluated and based on which potential mitigation measures would be proposed. If our properties were found to impact the baseline conditions significantly adversely, we could incur significant additional costs to avoid or mitigate the adverse impact, and delays in the development of Properties could result.

Permits would also be required for, among other things, storm-water discharge; air quality; wetland disturbance; dam safety (for water storage and/or tailing storage); septic and sewage; and water rights appropriation. In addition, compliance must be demonstrated with the Endangered Species Act and the National Historical Preservation Act.

The mining industry is intensely competitive.

The mining industry is intensely competitive. We may be at a competitive disadvantage because we must compete with other individuals and companies, many of which have greater financial resources, operational experience, and technical capabilities than we do. Increased competition could adversely affect our ability to attract necessary capital funding or acquire suitable producing properties or prospects for mineral exploration in the future. We may also encounter increasing competition from other mining companies in our efforts to locate acquisition targets, hire experienced mining professionals and acquire properties.

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

If we establish reserves, and complete development of a mine, our profitability and long-term viability will depend, in large part, on the market price of copper and gold. The market prices for metals are volatile and are affected by numerous factors beyond our control, including:

•	global or regional consumption patterns;
•	supply of, and demand for, gold and copper and other metals;
•	speculative activities;
•	expectations for inflation; and
•	political and economic conditions.

The aggregate effect of these factors on metals prices is impossible for us to predict. Decreases in metals prices could adversely affect our ability to finance the exploration and development of our properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline.

The price of copper and gold may decline in the future. If the price of gold or copper is depressed for a sustained period, we may be forced to suspend operations until the prices increase, and to record asset impairment write-downs. Any continued or increased net losses or asset impairments would adversely affect our financial condition and results of operations.

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

From time to time the U.S. government may determine to revise U.S. mining and environmental laws. It remains unclear to what extent new legislation or regulations may affect mining claims or operations. The effect of any such revisions on our operations cannot be determined conclusively until any such revision is enacted; however, such legislation could materially increase costs on properties located on federal lands, such as ours, and such revision could also impair our ability to develop our properties and to explore and develop other mineral projects.

Compliance with environmental regulations and litigation based on environmental regulations could require significant expenditures.

Mining exploration and mining are subject to the potential risks and liabilities associated with pollution of the environment and the disposal of waste products as a result of mineral exploration and production. Insurance against environmental risk (including potential liability for pollution or other hazards because of the disposal of waste products occurring from exploration and production) is not generally available to us (or to other companies in the minerals industry) at a reasonable price.

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

To the extent we are subject to environmental liabilities, the settlement of such liabilities or the costs that we may incur to remedy environmental pollution would reduce funds otherwise available to us and could have a material adverse effect on our financial condition and results of operations. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or enter interim compliance measures pending completion of the required remedy. The environmental standards that may ultimately be imposed at a mine site impact the cost of remediation and may exceed any financial accruals that have been made for such remediation. The potential exposure may be significant and could have a material adverse effect on our financial condition and results of operations.

Moreover, governmental authorities and private parties may bring lawsuits based upon damage to property and injury to persons resulting from the environmental, health and safety impacts of our operations, which could lead to the imposition of substantial fines, remediation costs, penalties, and other civil and criminal sanctions. Substantial costs and liabilities, including those required for restoring the environment after the closure of mines, are inherent in our proposed operations.

Some mining wastes are currently exempt to a limited extent from the extensive set of federal Environmental Protection Agency (“EPA”) regulations governing hazardous waste under the Resource Conservation and Recovery Act (“RCRA”). If the EPA designates these wastes as hazardous under RCRA, we may be required to expend additional amounts on the handling of such wastes and to make significant expenditures to construct hazardous waste disposal facilities. In addition, if any of these wastes causes contamination in or damage to the environment at a mining facility, such facility may be designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). Under CERCLA, any owner or operator of a Superfund site since the time of its contamination may be held liable and may be forced to undertake extensive remedial cleanup action or to pay for the government’s cleanup efforts. Such owner or operator may also be liable to governmental entities for the cost of damages to natural resources, which may be substantial. Additional regulations or requirements are also imposed under the federal Clean Water Act (“CWA”). The Company considers the current proposed federal legislation relating to climate change and its potential enactment may have future impacts to the Company’s operations.

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

In the context of environmental permits, including the approval of reclamation plans, we must comply with standards and regulations which entail significant costs and can entail significant delays. Such costs and delays could have a material impact on our operations. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our operations. We intend to fully comply with all applicable environmental regulations.

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

An important element of our business strategy is the acquisition of operating mines, properties and businesses or interests therein within our geographical area of interest. While it is our practice to engage independent mining consultants to assist in evaluating and making acquisitions, any mining properties, or interests therein we may acquire may not be developed profitably or, if profitable when acquired, that profitability might not be sustained. In connection with any future acquisitions, we may incur indebtedness or issue equity securities, resulting in increased interest expense or dilution of the percentage ownership of existing shareholders. We cannot predict the impact of future acquisitions on the price of our common stock. Unprofitable acquisitions, or additional indebtedness or issuances of securities in connection with such acquisitions, may impact the price of our common stock and negatively affect our results of operations.

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

The Sarbanes-Oxley Act of 2002 (“SOX”), which became law in July 2002, has impacted our corporate governance, securities disclosure and compliance practices. In response to the requirements of SOX, the SEC and major stock exchanges have promulgated rules and listing standards covering a variety of subjects. Compliance with these rules and listing standards are likely to increase our general and administrative costs, and we expect these to continue to increase in the future. We are required to include the management report on internal control as part of our annual reports pursuant to Section 404 of SOX. We have evaluated our internal control systems in order (i) to allow management to report on our internal controls, as required by these laws, rules and regulations, (ii) to provide reasonable assurance that our public disclosure will be accurate and complete, and (iii) to comply with the other provisions of Section 404 of SOX. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact these may have on our operations. If we are not able to implement the requirements relating to internal controls and all other provisions of Section 404 in a timely fashion or achieve adequate compliance with these requirements or other requirements of SOX, we might become subject to sanctions or investigation by regulatory authorities such as the SEC. Any such action may materially adversely affect our reputation, financial condition, and the value of our securities, including our common stock. SOX and these other laws, rules and regulations have increased legal and financial compliance costs and have made our corporate governance activities more difficult, time-consuming, and costly.

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

Maintaining a positive relationship with the communities in which the Company operates is critical to continuing successful exploration and development. Community support for operations is a key component of a successful exploration or development of a project. Various international and national laws, codes, resolutions, conventions, guidelines, and other materials relating to corporate social responsibility (including rights with respect to health and safety and the environment) may also require government consultation with communities on a variety of issues affecting local stakeholders, including the approval of mining rights or permits.

The Company may come under pressure in the jurisdictions in which it explores or develops to demonstrate that other stakeholders benefit and will continue to benefit from its commercial activities. Local stakeholders and other groups may oppose the Company’s current and future exploration, development, and operational activities through legal or administrative proceedings, protests, roadblocks, or other forms of public expression against the Company’s activities. Opposition by such groups may have a negative impact on the Company’s reputation and its ability to receive necessary mining rights or permits. Opposition may also require the Company to modify its exploration, development or operational plans or enter into agreements with local stakeholders or governments with respect to its projects, in some cases causing considerable project delays. Any of these outcomes could have a material adverse effect on the Company’s business, financial condition, results of operations and price of the Company’s common stock.

The title to the Company’s properties could be challenged or impugned.

Although the Company has or will receive title opinions for any properties in which it has a material interest, there is no guarantee that title to such properties will not be challenged or impugned. The Company has not conducted surveys of the claims in which it holds direct or indirect interests and, therefore the precise area and location of our properties may be in doubt. The Company’s properties may be subject to prior unregistered agreements or transfers, or native land claims and title may be affected by unidentified or unknown defects. Title insurance is generally not available for mineral properties and the Company’s ability to ensure that it has obtained secure claims to individual mineral properties or mining concessions may be constrained. A successful challenge to the Company’s title to a property or to the precise area and location of a property could cause delays or stoppages to the Company’s exploration, development, or operating activities without reimbursement to the Company. Any such delays or stoppages could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Other Risks

We are not insured against all possible losses that could result from our mineral project development activities, including the operation of heavy equipment, and we may not be able to defend against lawsuits or pay judgments rendered against us in connection with such activities.

We do not currently insure against all the risks and hazards of mineral exploration, development and mining operations. Our business is subject to a number of risks and hazards generally, including adverse environmental conditions, industrial accidents, labor disputes, unusual or unexpected geological conditions, ground or slope failures, cave-ins, changes in the regulatory environment, natural phenomena such as inclement weather conditions, floods and earthquakes. Such occurrences could result in damage to our mineral properties or facilities, personal injury or death, environmental damage to our properties or our properties of third parties, delays in the ability to undertake exploration, monetary losses and possible legal liability for any of the foregoing.

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

We have not applied to have our shares listed on a major stock exchange or NASDAQ, and we do not plan to do so in the foreseeable future. The OTC market for securities has experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as commodity prices and the investment markets generally, as well as economic conditions and quarterly variations in our results of operations, may adversely affect the market price of our common stock and make it more difficult for investors to sell their shares.

Trading in our securities is on the OTCID which is an electronic trading platform established for securities that do not meet NASDAQ listing requirements. As a result, investors will find it substantially more difficult to dispose of our securities. Investors may also find it difficult to obtain accurate information and quotations as to the price of our common stock.

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

Since our shares are not listed on a national stock exchange or quoted on the Nasdaq Market within the United States, trading in our shares on the OTC market is subject to the extent the market price for our shares is less than $5.00 per share, to several regulations known as the “penny stock rules”. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, and to make a special written determination that the penny stock is a suitable investment for the investor and receive the investor’s written agreement to the transaction. These requirements may reduce the level of trading activity in the secondary market for our shares and may severely and adversely affect the ability of broker-dealers to sell our shares, if a publicly traded market develops.

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

Our management team is responsible for assessing and managing the material risks from cybersecurity threats. Our management team has expertise in information systems  , compliance and corporate governance, which we believe are disciplines that are effective in the management of the Company’s cybersecurity risk. Our management team is informed of and monitors the prevention, detection, and mitigation of cybersecurity threats and incidents.

ITEM 2.	PROPERTIES.

Mining Properties

Descriptions of our mining properties are contained in Item 1 of this Report.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the OTCID Tier of OTC Markets Group under the symbol “MAGE”. The OTCID MARKET is a registered quotation service that displays real-time quotes, last sale prices and volume information in over the counter (OTC) securities. An OTC equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange. The OTCID MARKET is not an issuer listing service, market, or exchange. Although the OTCID MARKET does not have any listing requirements, per se, to be eligible for quotation on the OTCID MARKET, issuers must remain current in their filings with the SEC or applicable regulatory authority.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefore in its sole discretion; however, to date, no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

Holders of Record of Our Common Stock

As of March 31, 2026, there were approximately 83 holders of record of our common stock and two holders of record of our warrants. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is contained in Items 11 and 12 of this Annual Report.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

The following is a summary of sales of unregistered securities undertaken by the Company.

2024

(a)  On January 4, 2024, the Company entered into an asset purchase agreement with Gold Express Mines, Inc (“Gold Express”). The total purchase price for the acquisition was determined to be $422,565, which consisted of 5,500,000 shares of common stock with a fair value of $422,365.

20

2025

(b) In March 2025, the Company entered into a subscription agreement to issue 1,000,000 shares of common stock at $0.14 per share for total cash proceeds of $140,000.

Unless otherwise noted, all of the foregoing transactions were undertaken in reliance upon the exemption contained in Section 4(a)(2) of the Securities Act of 1933.

ITEM 6.	RESERVED.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We use the terms “Magellan,” “we,” “our,” and “us” to refer to Magellan Copper & Gold Corp.

The following discussion and analysis provide information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited financial statements, which are included in our Annual Report on Form 10-K for the fiscal years ended December 31, 2025 and 2025.

Overview

We were incorporated on September 28, 2010, in Nevada. Our principal business is the acquisition and exploration of mineral resources. We have not presently determined whether our properties to which we have mineral rights contain mineral reserves that are economically recoverable.

We have only had limited operations to date, and we rely upon the sale of our securities and borrowings from significant investors to fund our operations, as we have not generated any revenue.

See Item 1 of this report for information regarding our mining properties.

Results of Operations for the Years Ended December 31, 2025 and 2024

	Years Ended December 31,
	2025	2024
Operating expenses:
General and administrative expenses	$181,548	$319,938
Impairment expense	100,000	422,565
Total operating expenses	281,548	742,503

Operating loss	(281,548)	(742,503)

Other income (expense):
Interest expense	(77,934)	(82,921)
Gain (loss) on conversion of debt	(19,950)	16,329
Gain (loss) on change in derivative liability	(52,593)	39,285
Total other income (expense)	(150,477)	(27,307)

Net loss	$(432,025)	$(769,810)

Operating expenses

During the year ended December 31, 2025, our total operating expenses were $281,548 as compared to $742,503 during the year ended December 31, 2024. The $460,955 decrease is primarily associated with the $422,565 impairment expense related to the Blue Jacket and Cuprum project and development costs during the year ended December 31, 2024.

Other income (expenses)

During the year ended December 31, 2025, total other expenses were $150,477 as compared to $27,307 during the year ended December 31, 2024. The $123,170 change was mainly related to a $91,878 increase in loss on change in derivative liability and a $36,279 increase in loss on conversion of debt in 2025.

Liquidity and Capital Resources:

Our audited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At December 31, 2025, we had not yet generated any revenues or achieved profitable operations and we have accumulated losses of $22,195,613. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

During the year ended December 31, 2025, the Company entered into a subscription agreement to issue 1,000,000 shares of common stock at $0.14 per share for total cash proceeds of $140,000.

During the year ended December 31, 2024, the Company issued unsecured promissory notes totaling $115,000 with a related party.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock but cannot assure that any future financings will occur.

Cash Flows

A summary of our cash provided by and used in operating, investing, and financing activities is as follows:

	Years ended December 31,
	2025	2024
Net cash used in operating activities	$(36,959)	$(142,703)

Net cash provided by financing activities	36,610	143,500

Net change in cash	(349)	797
Cash at beginning of period	896	99
Cash at end of period	$547	$896

At December 31, 2025, we had $547 in cash and a $2,093,260 working capital deficit. This compares to $896 in cash and a working capital deficit of $1,981,883 at December 31, 2024.

Net cash used in operating activities during the year ended December 31, 2025 was $36,959 and was mainly comprised of our $432,025 net loss during the period, adjusted by non-cash charges of $100,000 of impairment expense, $29,666 of stock compensation, loss on conversion of debt of $19,950 and a loss on change in derivative liability of $52,593. In addition, it reflects changes in operating assets and liabilities of $192,857.

Net cash used in operating activities during the year ended December 31, 2024 was $142,703 and was mainly comprised of our $769,810 net loss during the year, adjusted by $422,565 of impairment expense, stock compensation expense of $61,983, $16,329 gain on conversion of debt and $39,285 gain on change in derivative liability. In addition, it reflects changes in operating assets and liabilities of $198,173.

Net cash provided by financing activities during the year ended December 31, 2025 was $36,610 comprised of $140,000 in proceeds from sale of common stock and $10,000 advances from third parties offset by repayment of notes payable of $20,000 and repayment of advances of $93,390.

Net cash provided by financing activities during the year ended December 31, 2024 was $143,500 comprised of $115,000 proceeds from notes payable from related parties and $29,500 proceeds from advances which were offset by $1,000 repayment of notes payable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item begin on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 6, 2026, the Company dismissed Malone Bailey, LLP (“Malone Bailey”) as its independent registered accounting firm. On January 6, 2026, the Company engaged M&K CPAs, PLLC (“M&K”) as its new independent registered accounting firm.

The decision to dismiss Malone Bailey was approved by the Company’s Board of Directors.

Since Malone Bailey’s appointment as the Company’s independent registered accounting firm in 2011 and through January 6, 2026, there were (i) no disagreements between the Company and Malone Bailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Malone Bailey, would have caused Malone Bailey to make reference thereto in their reports on the Company’s financial statements; and (ii) no “reportable events”, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Malone Bailey issued audit reports on the Company’s financial statements as of and for the years ended December 31, 2010 through December 31, 2024. The financial statements as of and for the years ending December 31, 2010 through 2024 included an explanatory paragraph concerning the Company’s ability to continue as a going concern.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2025. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

While we strive to segregate duties as much as practicable, there is insufficient revenue at this point in time to justify additional full-time staff. We believe that this is typical in many exploration stage companies. We may not be able to fully remediate the material weakness until we commence mining operations at which time we would expect to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the SEC rules that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTIONS.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current executive officers and directors are:

Name	Age	Position
Michael Lavigne	69	CEO & Director
Greg Schifrin	66	Director

Gregory Schifrin, age 66, was appointed Director on July 1, 2020.

Mr. Schifrin, age 66, has been a Geologist for more than 35 years, specializing in precious, base metals, rare earth and uranium exploration and development. Previously he served as the CEO and a member of the Board of Director at Blackrock Gold Corp.

Michael Lavigne, age 69, was appointed CEO and Director on August 1, 2020.

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

Director Independence

Our common stock is listed on the OTCIQ of the OTC Markets Group, Inc. inter-dealer quotation systems, which does not have director independence requirements. Nevertheless, for purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). Our directors, Michael Lavigne and Greg Schifrin, are officers of the corporation and are not considered independent.

Board Meetings

During the years ended December 31, 2025 and 2024, our Board members engaged in frequent informal discussions; and all Board actions have been undertaken by unanimous written consent.

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

Compliance with Section 16(a), Beneficial Ownership

Under the Securities Laws of the United States, our directors, executive (and certain other) officers, and any persons holding more than ten percent (10%) of our common stock during any part of our most recent fiscal year are required to report their ownership of common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to report in this Report any failure to file by these dates. During the year ended December 31, 2025, all these filing requirements were satisfied by our officers, directors, and ten-percent holders. In making these statements, we have relied on the written representation of our directors and officers or copies of the reports that they have filed with the Commission.

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

Executive Compensation

The following table sets forth all compensation paid to our Named Executive Officers for the years ended December 31, 2025 and 2024:

SUMMARY COMPENSATION TABLE

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Michael Lavigne,	2025	–	–	29,666	–	–	–	–	29,666
CEO and Director (1) (2)	2024	–	–	21,845	–	–	–	–	21,845

John Ryan,	2025	–	–	–	–	–	–	–	–
CFO and Director (3)	2024	–	–	–	–	–	–	–	–

__________________

(1)	Michael B. Lavigne was appointed CEO and as a Director on August 1, 2020.

(2)	Effective August 1, 2020, the Company and Michael B. Lavigne, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of Common Stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of December 31, 2025, 975,000 restricted stock units may be settled in shares of Common Stock. During the year ended December 31, 2025, the Company recognized $29,666 of expense related to the agreement. As of December 31, 2024, 795,000 restricted stock units may be settled in shares of Common Stock. During the year ended December 31, 2024, the Company recognized $21,845 of expense related to the agreement.

(3)	John Ryan was appointed CFO and as a Director on December 27, 2023. On September 19, 2025, Mr. Ryan resigned as CFO.

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

As of the date of this Annual Report, there have been no grants made under the Plan except options to purchase 72,000 shares of common stock.

Indemnification of Directors and Officers

The Nevada Revised Statutes provide that a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

The Nevada Revised Statutes also provide that to the extent that a director, officer, employee, or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding, or in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorneys’ fees, actually and reasonably incurred by him in connection with the defense.

Our Articles of Incorporation authorize us to indemnify our directors and officers to the fullest extent permitted under Nevada Revised Statutes. Our bylaws set forth the procedures that must be followed for directors and officers to receive indemnity payments from us.

Insider Trading Arrangements and Policies

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and others that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. Our Insider Trading Policy was filed as an exhibit to our 8-K report filed on October 27, 2016.

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

The following table shows the number of shares owned and the percentage of outstanding common stock owned as of March 31, 2026. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Ownership as a Percentage of Outstanding Common Shares (3)

John Gibbs 807 Wood N Creek Ardmore, OK 73041	4,331,775	(4)	16.42%

Gold Express Mines, Inc.	11,750,000		44.54%

Michael Lavigne (5)	–	(5)	–%

John Ryan	–		–%

Greg Schifrin	–		–%

All officers and directors as a group (two persons)	–		–%

__________________

(1)	Unless otherwise stated, the address for each person in the table is 602 Cedar St., Ste. 205, Wallace, ID 83873

(2)	Under SEC Rules, we include in the number of shares owned by each person, the number of shares issuable under outstanding options or warrants if those options or warrants are exercisable within 60 days of the date of this Annual Report. In calculating percentage ownership, we calculate the ownership of each person who owns exercisable options by adding (i) the number of exercisable options for that person only to (ii) the number of total shares outstanding and dividing that result into (iii) the total number of shares and exercisable options owned by that person.

(3)	Shares and percentages beneficially owned are based upon 27,379,295 shares outstanding on March 31, 2026.

(4)	Includes 3,582,159 shares owned individually, warrant exercisable to purchase 25,000 shares of Common Stock at $0.20 per share, 1,000 shares owned by Redwood Microcap Fund, Inc. controlled by Mr. Gibbs. And 723,616 shares owned by Tri Power Resources, Inc., controlled by Mr. Gibbs.

(5)	Does not include 975,000 Restricted Stock Units that may be settled for shares of common stock under certain circumstances.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2025.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	–	$–	–
Equity compensation plans not approved by security holders	72,000	$2.00	128,000
Total	72,000	$2.00	128,000

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

Management Fees

At December 31, 2025 and 2024, $7,000 of the management fees owed to prior management had not been paid and are included in accounts payable on the accompanying consolidated balance sheets.

Accrued Interest – Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	December 31, 2025	December 31, 2024
Accrued interest payable – Mr. Gibbs	$34,929	$27,329
Accrued interest payable – Mr. Lavigne	9,797	7,037
Accrued interest payable – Mr. Schifrin	20,630	16,880
Accrued interest payable – Gold Express Mines, Inc	70,026	51,076
	$135,382	$102,322

Notes Payable – Related Parties

During the year ended December 31, 2024, the Company issued four unsecured promissory notes to GEM totaling $115,000. The promissory notes bear interest at 5% per annum and are payable on demand. As of December 31, 2025 and 2024, the notes payable – related parties balance was $168,000, with accrued interest of $32,668 and $20,558, respectively.

Unsecured advances – related party

During the year ended December 31, 2024, a related party paid $49,030 of expenses on the Company’s behalf. As of December 31, 2025 and 2024, the advances related party balance totaled $70,905.

Series 2020A 8% Unsecured Convertible Notes

In 2020, the Company sold $285,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 142,500 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. Two related parties purchased $60,000 of the 2020A notes. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital as of December 31, 2020. The $237,263 debt discount will be amortized over the term of the loan. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. In July 2020, $25,000 of Series 2020A 8% Unsecured Convertible Notes were converted into 50,000 shares of common stock at a conversion price of $0.50 per share. The Series 2020A 8% Unsecured Convertible Notes that were due and payable in November 2020 and are currently past due. If a default notice is received the interest rate will be 12%. As of December 31, 2025 and 2024, the balance due to a related party under these notes is $50,000, with accrued interest of $22,597 and $18,597, respectively.

3% Secured Convertible Note

On July 1, 2020, the Company issued a $125,000 Secured Convertible Note to a related party as part of the purchase of Clearwater Mining Corporation. The convertible note is secured by common stock of the Company, matures on July 1, 2022 and will accrue interest at the rate of 3% per annum, payable yearly in arrears beginning July 1, 2021. The Note is convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in July 2019. As of December 31, 2025 and 2024, the balance due to a related party under this note was $125,000, with accrued interest of $20,630 and $16,880, respectively.

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

On January 2, 2024, Gold Express Mines, Inc. (GEM), assumed the debt from AJB Capital Investments, LLC. For consideration for the assumption of the debt, the Company issued 250,000 shares of common stock at $0.0768 per share for total of $19,200 to GEM. The assumption of the note by GEM makes GEM the primary responsible payee of a new and separate note  to AJB and the Company the primary responsible payee to GEM of the original note. GEM's assumption of the note does not alter the material terms of the note. The note is currently past due.

As of December 31, 2025, the total derivative liability on the above note was adjusted to a fair value of $64,741. The fair value of the conversion option was estimated using the Black-Scholes option pricing model and the following assumptions during the period: fair value of stock $0.18, volatility of 177.60%, expected term of 0.50 years, risk-free rate of 3.59% and a dividend yield of 0%.

As of December 31, 2025 and 2024, the principal balance on the loan was $110,000, with accrued interest of $59,487 and $46,287, respectively.

Consulting Agreement

On December 29, 2022, the Company entered into a two-year consulting agreement with Rock Creek Mining Company commencing on December 1, 2022, to provide consulting and advisory services. Michael Lavigne, the Company’s CEO, is an officer and a Director of Rock Creek Mining Company. The consulting agreement provides for compensation of $6,000 per month, payable on demand. During the years ended December 31, 2025, the Company incurred consulting fees of $72,000. As of December 31, 2025 and 2024, the balance due to Rock Creek Mining Company was $204,000 and $132,000, respectively.

On January 4, 2024, we entered into a purchase agreement (the “Purchase Agreement”) with GEM, pursuant to which, among other things (i) the Company agreed to purchase certain mineral assets owned and controlled by GEM for a purchase price equal to 5,500,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”); and (ii) GEM agreed to assign to the Company a certain lease for mineral properties (the “Blue Jacket and Cuprum Leases”) for a purchase price of 500,000 shares of Common Stock (collectively, the “Transactions”).

The Purchase Agreement contains representations, warranties and covenants customary for a transaction of this size and nature.

John Ryan, was our prior CFO and a director, is the President, Chief Executive Officer and a director of GEM, and Howard Crosby, a former director, is a director of GEM. GEM owns 47.3% of our common stock.

Deferred Compensation

Effective August 1, 2020, the Company and Michael Lavigne, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of common stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of December 31, 2025 and 2024, 975,000 and 795,000 restricted stock units may be settled in shares of common stock, respectively. During the years ended December 31, 2025 and 2024, the Company recognized $29,666 and $21,845 of stock-based compensation related to the agreement, respectively.

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

The aggregate fees billed for the fiscal years 2025 and 2024 for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

M&K CPAs, PLLC

	2025	2024
Audit fees – audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$58,710	$–
Audit-related fees – related to the performance of audit or review of financial statements not reported under “audit fees”	–	–
Tax fees – tax compliance, tax advice and tax planning	–	–
All other fees – services provided by our principal accountants other than those identified above	–	–
Total fees	$58,710	$–

Malone Bailey, LLP

	2025	2024
Audit fees – audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$–	$58,710
Audit-related fees – related to the performance of audit or review of financial statements not reported under “audit fees”	21,420	–
Tax fees – tax compliance, tax advice and tax planning	–	–
All other fees – services provided by our principal accountants other than those identified above	–	–
Total fees	$21,420	$58,710

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

	Ex. No.	Title
(1)	3.1	Certificate of Incorporation filed September 28, 2010
(1)	3.2	Bylaws
(4)	3.3	Amended and Restated Bylaws
(6)	3.4	Second Amended and Restated Bylaws
(1)	4.1	Specimen Common Stock Certificate
(1)	10.1	Cowles’ Option and Mining Lease
(1)	10.2	Mining Lease – Randall Claims
(1)	10.3	Assignment of Randall Mining Lease Agreement
(1)	10.4	Mining Lease – Secret Claims
(1)	10.5	Consulting Agreement
(2)	10.6	Promissory Note Dated August 23, 2011, in favor of John C. Power
(2)	10.7	Promissory Note Dated August 23, 2011, in favor of John D. Gibbs
(3)	10.8	First Amendment to Mining Lease – Secret Claims
(3)	10.9	Second Amendment to Mining Lease – Randall Claims
(5)	10.10	Promissory Note Dated February 28,2012, in favor of John D. Gibbs
(7)	10.11	Third Amendment to Mining Lease – Randall Claims
(8)	10.12	Option Agreement – Columbus Silver
(9)	10.13	Amendment No. 1 to Promissory Note in favor of John C. Power
(10)	10.14	Credit Agreement dated December 31, 2012 in favor of John D. Gibbs
(11)	10.15	Amendment No. 1 to Silver District Option Agreement
(12)	10.16	Allonge and Modification Agreement with John D. Gibbs
(13)	10.17	Promissory Note in favor of John Power
(14)	10.18	Silver District / Columbus Silver Purchase Agreement
(14)	10.19	Promissory Note in favor of Clifford Neuman
(15)	10.20	Second Allonge and Modification Agreement with John D. Gibbs
(16)	10.21	Employment Agreement – W. Pierce Carson
(17)	10.22	Employment Agreement – W. Pierce Carson (Magellan)
(18)	10.23	Agreement and Plan of Merger
(19)	10.24	Mining Option Agreement
(19)	10.25	Lock-Up/Voting Trust Agreement
(19)	10.26	Intuitive Pty, Ltd. Agreement
(19)	10.27	Mining Clip LLC Agreement
(19)	10.28	Promissory Note
(20)	10.29	Memorandum of Understanding
(7)	14.1	Code of Ethics
(21)	10.30	Consulting Agreement
(21)	10.31	Promissory Note in favor of W. Pierce Carson
(21)	10.32	Promissory Note in favor of John Power
(21)	10.33	Promissory Note in favor of John Gibbs
(22)	10.34	Promissory Note in favor of John Power

Ex. No.	Title
(22)	10.35	Stock Pledge Agreement
(23)	10.36	Amendment No. 1 to Memorandum of Understanding
(24)	10.37	Stock Purchase Agreement
(25)	10.38	Confirmation Letter
(26)	10.39	Amendment to Stock Purchase Agreement
(27)	10.40	Certificate of Amendment
(28)	10.41	Securities Purchase Agreement
(28)	10.42	Promissory Note
(29)	10.43	Securities Purchase Agreement
(29)	10.44	Promissory Note
(30)	10.45	Interim Milling Agreement
(31)	10.46	Amendment No. 2 to Stock Purchase Agreement
(31)	10.47	Closing Escrow Agreement
(31)	10.48	Form of Secured Note
(31)	10.49	Form of Stock Pledge Agreement
(31)	10.5	Form of Security Agreement
(31)	10.51	Form of Collateral Agent Agreement
(32)	10.52	Termination Agreement
(33)	10.53	Combined financial statements of SDA Mill as of and for the periods ended November 30, 2017 and December 31, 2016
(33)	10.54	Magellan Gold Corporation Unaudited Pro Forma Condensed Combined Financial Information
(34)	10.55	Amendment No. 1 to EMA Financial Note
(35)	10.56	Amendment No. 1 to Auctus Fund Note
(36)	10.57	Agreement to Convert Debt
(37)	10.58	Restricted Stock Award Agreement
(38)	10.59	Convertible Promissory Note
(39)	10.6	Securities Purchase Agreement
(40)	10.61	Agreement for Exploration
(41)	10.62	Amendment to Agreement for Exploration
(42)	10.63	EMA Amendment
(43)	10.64	Auctus Amendment
(44)	10.65	Promissory Note
(45)	10.66	Securities Purchase Agreement
(46)	10.67	Amendment No. 1 Convertible Promissory Note
(47)	10.68	Letter Agreement
(48)	10.69	Form of 10% Convertible Promissory Note – Note Offering
(49)	10.7	Form of 36% Convertible Promissory Note – Bridge Note Offering
(50)	10.71	Restricted Stock Unit Agreement
(51)	10.72	Deferred Compensation and Equity Award Plan
(52)	10.73	Certificate of Designations – Series A Convertible Preferred Stock
(53)	10.74	Option to Purchase Agreement
(54)	10.75	Letter of Intent
(55)	10.76	Agreement to Accept Collateral in Full Satisfaction of Obligations
(56)	10.77	Share Purchase Agreement

Ex. No.	Title
(57)	10.78	Promissory Note
(58)	10.79	Stock Pledge Agreement
(59)	10.8	Security Agreement
(60)	10.81	Stock Purchase Agreement
(61)	10.82	Restricted Stock Unit Agreement
(62)	10.83	Restricted Stock Unit Agreement
(63)	10.84	Promissory Note
(64)	10.85	Securities Purchase Agreement
(65)	10.86	Agreement, dated as of December 29, 2023, by and between Magellan Gold Corporation and Gold Express Mines, Inc.
(66)	10.87	Purchase Agreement, dated January 7, 2024, by and between Magellan Gold Corporation and Gold Express Mines, Inc.
(67)	19	Insider Trading Policy and Procedures
	31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(A) And 15d-14(A) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
	31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(A) And 15d-14(A) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
	32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
	32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
	101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
	101.SCH	Inline XBRL Taxonomy Extension Schema Document**
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)**

(1)	Incorporated by reference as an Exhibit to Form S-1 as filed with the Commission on May 18, 2011.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 25, 2011.
(3)	Incorporated by reference as an Exhibit to Quarterly Report on Form 10-Q as filed with the Commission on November 14, 2011.
(4)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 7, 2012.
(5)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A-1 as filed with the Commission on March 29, 2012.
(6)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on March 30, 2012.
(7)	Incorporated by reference as an Exhibit to Annual Report on Form 10-K as filed with the Commission on March 30, 2012.
(8)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 30, 2012.
(9)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 4, 2013.
(10)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 4, 2013.
(11)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 23, 2013.
(12)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 2, 2014.
(13)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on April 29, 2014.
(14)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 2, 2014.
(15)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on February 3, 2015.
(16)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 11, 2015.
(17)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 2, 2016.

(18)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 27, 2016.
(19)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 27, 2016.
(20)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on March 7, 2017.
(21)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 20, 2017.
(22)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 21, 2017.
(23)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 1, 2017.
(24)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on September 12, 2017.
(25)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 11, 2017.
(26)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 18, 2017.
(27)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 30, 2017.
(28)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 6, 2017.
(29)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 7, 2017.
(30)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 8, 2017.
(31)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on December 6, 2017.
(32)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 10, 2018.
(33)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A as filed with the Commission on April 24, 2018.
(34)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 19, 2018.
(35)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 19, 2018.
(36)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 30, 2018.
(37)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 30, 2018.
(38)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A as filed with the Commission on August 1, 2018.
(39)	Incorporated by reference as an Exhibit to Current Report on Form 8-K/A as filed with the Commission on August 1, 2018.
(40)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 20, 2018.
(41)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 20, 2018.
(42)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(43)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(44)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(45)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on August 24, 2018.
(46)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on September 5, 2018.
(47)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on September 25, 2018.
(48)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 6, 2018.
(49)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 6, 2018.
(50)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 26, 2019.
(51)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on June 26, 2019.
(52)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 7, 2019.
(53)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on October 18, 2019.
(54)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 15, 2020.
(55)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on May 7, 2020.
(56), (57), (58), (59)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 20, 2020.
(60), (61)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on July 30, 2020.
(62)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on November 12, 2020.
(63), (64)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on April 23, 2021.
(65)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 8, 2024.
(66)	Incorporated by reference as an Exhibit to Current Report on Form 8-K as filed with the Commission on January 11, 2024.
(67)	Incorporated by reference to an Exhibit to Annual Report on Form 10-K as filed with the Commission on March 31, 2025.

*	Filed herewith.
**	Furnished, not filed.

ITEM 16.	FORM 10-K SUMMARY.

None.

MAGELLAN COPPER & GOLD CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

MAGELLAN COPPER & GOLD CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Magellan Copper & Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Magellan Copper & Gold Corp. (the Company) as of December 31, 2025, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2025 and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements of Magellan Copper and Gold Corp. as of December 31, 2024 were audited by other auditors whose report dated March 31, 2025 expressed an unqualified opinion on those statements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered a net loss from operations and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated, or required to be communicated, to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

Due to the net loss for the year, the Company evaluated the need for a going concern.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

As discussed in Note 2, the Company suffered a net loss from operations and has an accumulated deficit for the year ended December 31, 2025.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2025

The Woodlands, TX

March 31, 2026

PCAOB ID #2738

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Magellan Copper & Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Magellan Copper & Gold Corp (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2011 to 2025.

Houston, Texas

March 31, 2025

Magellan Copper & Gold Corp.

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$547	$896
Prepaid expenses and other current assets	9,950	–
Total current assets	10,497	896

Mineral rights and properties	–	100,000

Total assets	$10,497	$100,896

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$206,232	$205,835
Accounts payable - related party	224,250	145,750
Accrued liabilities	214,089	214,089
Convertible note payable, net - related party	285,000	285,000
Convertible note payable, net	380,978	380,978
Accrued interest - related parties	135,382	102,322
Accrued interest	226,182	201,169
Advances payable - related party	70,905	70,905
Advances payable	67,988	93,573
Notes payable	25,000	68,000
Notes payable - related party	168,000	168,000
Derivative liability	99,751	47,158
Total current liabilities	2,103,757	1,982,779

Total liabilities	2,103,757	1,982,779

Commitments and contingencies

Shareholders' deficit:
Preferred shares, 25,000,000 shares
Series A preferred stock - $10.00 stated value; 2,500,000 authorized; 0 shares issued and outstanding	–	–
Common shares, $0.001 par value; 1,000,000,000 shares authorized; 27,379,295 and 26,157,635 shares issued and outstanding, respectively	27,380	26,158
Additional paid-in capital	20,074,973	19,855,547
Accumulated deficit	(22,195,613)	(21,763,588)
Shareholders' deficit	(2,093,260)	(1,881,883)

Total liabilities and shareholders' deficit	$10,497	$100,896

See accompanying notes to the consolidated financial statements

Magellan Copper & Gold Corp.

Consolidated Statements of Operations

	Years Ended December 31,
	2025	2024

Operating expenses:
General and administrative expenses	$181,548	$319,938
Impairment expense	100,000	422,565

Total operating expenses	281,548	742,503

Operating loss	(281,548)	(742,503)

Other income (expense):
Interest expense	(77,934)	(82,921)
Gain (loss) on conversion of debt	(19,950)	16,329
Gain (loss) on change in derivative liability	(52,593)	39,285

Total other income (expense)	(150,477)	(27,307)

Net loss	$(432,025)	$(769,810)

Basic net loss per common share	$(0.02)	$(0.03)
Diluted net loss per common share	$(0.02)	$(0.03)

Basic weighted average	27,078,064	25,516,872
Diluted weighted average	27,078,064	25,516,872

See accompanying notes to the consolidated financial statements

Magellan Copper & Gold Corp.

Consolidated Statements of Shareholders' Deficit

For the years ended December 31, 2025 and 2024

			Additional
	Common Stock		Paid - in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2023	19,577,072	$19,577	$19,289,530	$(20,993,778)	$(1,684,671)
Shares issued for the acquisition of mineral properties	5,500,000	5,500	417,065	–	422,565
Shares issued for the conversion of debt and accrued interest	745,563	746	87,304	–	88,050
Stock based compensation	335,000	335	61,648	–	61,983
Net loss	–	–	–	(769,810)	(769,810)
Balance, December 31, 2024	26,157,635	26,158	19,855,547	(21,763,588)	(1,881,883)
Shares issued for cash	1,000,000	1,000	139,000	–	140,000
Shares issued for the conversion of debt and accrued interest	221,660	222	50,760	–	50,982
Stock based compensation	–	–	29,666	–	29,666
Net loss	–	–	–	(432,025)	(432,025)
Balance, December 31, 2025	27,379,295	$27,380	$20,074,973	$(22,195,613)	$(2,093,260)

See accompanying notes to the consolidated financial statements

Magellan Copper & Gold Corp.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024
Operating activities:
Net loss	$(432,025)	$(769,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment expense	100,000	422,565
Stock based compensation	29,666	61,983
(Gain) loss on conversion of debt	19,950	(16,329)
(Gain) loss on change in derivative liability	52,593	(39,285)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,450)	–
Accounts payable and accrued liabilities	50,702	43,278
Accounts payable - related party	78,500	72,000
Accrued interest	66,105	82,895
Net cash used in operating activities	(36,959)	(142,703)

Financing activities:
Proceeds from notes payable from related parties	–	115,000
Repayment of notes payable from third parties	(20,000)	(1,000)
Repayment of advances from third parties	(93,390)	–
Proceeds from advances from third parties	10,000	29,500
Proceeds from sale of common stock	140,000	–
Net cash provided by financing activities	36,610	143,500

Net change in cash	(349)	797
Cash at beginning of period	896	99
Cash at end of period	$547	$896

Supplemental disclosure of cash flow information
Cash paid for interest	$11,828	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Expenses paid on behalf of the Company	$57,805	$73,765
Shares issued for the acquisition of mineral properties	$–	$422,565
Shares issued for the conversion of debt and accrued interest	$31,032	$104,379

See accompanying notes to the consolidated financial statements

MAGELLAN COPPER & GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Basis of Presentation, and Nature of Operations

Organization and Nature of Operations

Magellan Copper & Gold Corp. (“we” “our”, “us”, the “Company” or “Magellan”) was incorporated on September 28, 2010, under the laws of the State of Nevada. Our principal business is the acquisition and exploration of mineral resources. We have not presently determined whether our properties to which we have mining rights contain mineral reserves that are economically recoverable.

Our primary focus is to explore and develop mineral properties in the United States. Effective March 31, 2020, we divested our subsidiary holding all our international assets and at that time planned to advance our Center Star Gold Project located in Idaho County, Idaho. Since that time we have acquired other mineral project assets and presently our plans include exploring one or two of the existing projects of the Company (Center Star and Cable) or acquiring additional mineral projects for development which are close to revenue. Our mineral lease payments, mineral claim annual holding costs, permit preparation and exploration and development efforts will require substantial additional capital. We have in the past relied upon the sale of our securities as well as advances and loans from executive management and significant shareholders to fund our operations since we do not generate any significant revenue.

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

On August 25, 2020, the Company, formed a new wholly owned subsidiary, M Gold Royalty (“M Gold”), to expand into the royalty business. This subsidiary may be discontinued in the near future.

Our consolidated financial statements include our accounts and the accounts of our 100% owned subsidiaries, Clearwater, and M Gold. All intercompany transactions and balances have been eliminated. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the period presented.

We make our estimates based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available. We believe that our significant estimates, assumptions and judgments are reasonable, based upon information available at the time they were made. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

Fair Value of Financial Instruments

We value our financial assets and liabilities using fair value measurements. Our financial instruments primarily consist of cash, prepaid expenses, other current assets, accounts payable, accrued liabilities and notes payable. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount of cash, prepaid expenses, accounts payable, accrued liabilities, notes payable and other amounts due to related parties approximates fair value because of the short-term nature of these financial instruments.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any abandonment or impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2025. During the years ended December 31, 2025 and 2024 the Company evaluated mineral rights and properties for impairment and recorded impairment expense of $100,000 and $422,565, respectively.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements and the effect of net operating losses based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2025 and 2024, the Company had no uncertain tax positions.

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

Segments Reporting

The Company manages its operations as a single segment for the purpose of assessing performance and making operating decisions. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM allocates resources and evaluates the performance of the Company using information about combined net income from operations. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced disclosures surrounding income taxes, particularly related to rate reconciliation and income taxes paid information. In particular, on an annual basis, companies will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Companies will also be required to disclose, on an annual basis, the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions above a quantitative threshold. The standard is effective for the Company for annual periods beginning January 1, 2025 on a prospective basis, with retrospective application permitted for all prior periods presented. We adopted ASU No. 2023-09 during the year ended December 31, 2025 with no material impact to the Company’s financial statements or results of operations.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires specified information about certain costs and expenses be disclosed in the notes to the financial statements, including the expense caption on the face of the income statement in which they are disclosed, in addition to a qualitative description of remaining amounts not separately disaggregated. Entities will also be required to disclose their definition of “selling expenses” and the total amount in each annual period. The standard is effective for the Company for annual periods beginning January 1, 2027 and for interim periods beginning January 1, 2028, with updates applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides updates related to CECL guidance for certain short-term receivables. The ASU is effective for fiscal years beginning after December 15, 2025. The Company is currently evaluating the impact of this guidance on its disclosures.

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At December 31, 2025, we had a working capital deficit of $2,093,260, we had not yet generated any significant revenues or achieved profitable operations and we have accumulated losses of $22,195,613. We expect to incur further losses in the development of our business, all of which raises substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

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

The Cable Mine Project consists of 480 acres of patented mining claims and 500 acres of unpatented mining claims. Under the terms of the agreement over the next 24 months the Company will spend $500,000 on the project in allowable expenses. The timing of this spending is subject to successfully acquiring the permits allowing the work programs to occur. The Company will be credited with $100,000 from the termination of the Kris Project towards the $500,000 work requirement, leaving a net of $400,000 owed towards the earn-in for the Cable Project. During the year ended December 31, 2025, the Company evaluated the Cable Project mineral rights and properties for impairment and recorded an impairment expense of $100,000. As of December 31, 2025, the Cable Project mineral rights and properties balance was $0.

Kris Project

On June 6, 2023, the Company entered a memorandum of understanding for earn-in agreement (“MOU”) with Gold Express Mines, Inc. Per the MOU, the Company agreed to earn-in for up to 50% working interest in Kris Project, which is comprised of 74 unpatented mining claims located in Plumas County, CA. In March 2023, the Company paid Gold Express Mines, Inc. $100,000, which was recorded as a deposit, and further committed to spend $400,000 on the Kris Project in allowable expenditures over the following thirty-six months. As part of the agreement, the Company agreed to make the Bureau of Land Management claim maintenance fees on the existing claims no later than August 15, 2023, and by August 15th in ensuing years during the earn-in period. The Company also was to pay for the annual Plumas County “notice of intent to hold” recording costs and any other Plumas County fees or taxes which accrue during the earn-in period. On February 2, 2025, the Company agreed to relinquish the earn-in agreement for the Kris Project and transfer its deposit toward the Cable Project located in Montana. As of December 31, 2025 and 2024, the Kris Project mineral rights and properties balance was $0 and $100,000, respectively.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2025 and 2024:

	Level 1	Level 2	Level 3	Fair value at December 31, 2025
Liabilities:
Derivative liability	$–	$–	$99,751	$99,751

	Level 1	Level 2	Level 3	Fair value at December 31, 2024
Liabilities:
Derivative liability	$–	$–	$47,158	$47,158

There were no transfers between Level 1, 2 or 3 during the period.

The table below presents the change in the fair value of the derivative liability during the years ended December 31, 2024 and 2023:

Fair value as of December 31, 2023	$86,443
Gain on change in fair value of derivatives	(39,285)
Fair value as of December 31, 2024	47,158
Loss on change in fair value of derivatives	52,593
Fair value as of December 31, 2025	$99,751

Note 5 – Debt

Unsecured advances

During the year ended December 31, 2024, third parties advanced $29,500 in cash and paid $24,735 of expenses on the Company’s behalf. During the year ended December 31, 2025, third parties advanced $10,000, paid $57,805 of expenses on the Company’s behalf and were repaid $93,390. The advances are unsecured, non-interest bearing and are payable on demand. As of December 31, 2025 and 2024, the advances balance totaled $67,988 and $93,573, respectively.

Notes payable

On February 27, 2025, the Company entered into a debt conversion agreement to issue a total of 221,660 shares of our common stock for the conversion of $23,000 in principal and $8,032 of interest and recognized a loss of $19,950. During the year ended December 31, 2025, the Company repaid notes payable of $20,000. As of December 31, 2025 and 2024, the notes payable balance was $25,000 and $68,000, with accrued interest of $10,493 and $21,877, respectively. The promissory notes bear interest at 12% per annum and are payable on demand

Series 2019A 10% Unsecured Convertible Notes

In 2019, the Company sold $135,000 of Series 2019A 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series 2019A Notes are convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The lenders were issued 100,000 common stock warrants with an exercise price of $2.00 per share. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in August and December 2019. The $135,000 debt discount is amortized over the term of the loan. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes mature twelve (12) months from the date of issue. The maturity date can be extended at the option of the Company for an additional one (1) year. There are two Series 2019A 10% Unsecured Convertible Notes that were due and payable in August 2020 and are currently past due and in default. The default interest rate on the notes is 12%. As of December 31, 2025 and 2024, the balance due under these notes is $75,000, with accrued interest of $53,481 and $44,481, respectively.

On October 1, 2019, the Company sold a 10% Unsecured Convertible Note for $145,978 due on demand to settle accounts payable. The purchase price of the 10% Unsecured Convertible Note is equal to the principal amount of the Note. The 10% Unsecured Convertible Note is convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital in October 2019. The debt discount will be amortized over the term of the loan. The 10% Unsecured Convertible Note will accrue interest at the rate of 10% per annum payable quarterly, accruing from the date of issuance. As of December 31, 2025 and 2024, the balance due under this note is $145,978, with accrued interest of $91,226 and $76,628, respectively.

Series 2020A 8% Unsecured Convertible Notes

In 2020, the Company sold $285,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 142,500 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. Two related parties purchased $60,000 of the 2020A notes. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital as of December 31, 2020. The $237,263 debt discount will be amortized over the term of the loan. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. In July 2020, $25,000 of Series 2020A 8% Unsecured Convertible Notes were converted into 50,000 shares of common stock at a conversion price of $0.50 per share. The Series 2020A 8% Unsecured Convertible Notes that were due and payable in November 2020 and are currently past due. If a default notice is received the interest rate will be 12%. As of December 31, 2025 and 2024, the balance due to a third party under these notes is $160,000, with accrued interest of $70,982 and $58,182, respectively.

Note 6 – Stockholders’ Deficit

Common Stock

2025

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

Stock Warrants, Stock Options, and the 2017 Equity Incentive Plan:

Under the 2017 Equity Incentive Plan, the Company is authorized to grant rights to acquire up to a maximum of 200,000 shares of common stock. The 2017 Plan provides for the grant of (1) both incentive and non-statutory stock options, (2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights. As of December 31, 2025, the Company had 128,000 shares available for future grant.

Stock option activity within the 2017 Equity Incentive Plan and warrant activity outside the plan, for the years ended December 31, 2025 and 2024 is as follows:

	Stock Options		Stock Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	72,000	$2.00	117,500	$0.50
Granted	–	–	–	–
Cancelled	–	–	–	–
Expired	–	–	–	–
Exercised	–	–	–	–
Outstanding at December 31, 2024	72,000	2.00	117,500	0.50
Granted	–	–	–	–
Cancelled	–	–	–	–
Expired	–	–	(117,500)	0.50
Exercised	–	–	–	–
Outstanding at December 31, 2025	72,000	$2.00	–	$–
Exercisable at December 31, 2025	72,000	$2.00	–	$–

As of December 31, 2025, the outstanding stock options have a weighted average remaining term of 1.82 years and had no intrinsic value. As of December 31, 2024, the outstanding stock options have a weighted average remaining term of 2.82 years and had no intrinsic value, and the outstanding stock warrants have a weighted average remaining term of 0.43 years and had no intrinsic value.

Note 7 – Commitments and Contingencies

Mining Claims

We currently own directly or hold indirectly through mineral leases or other contracts a total of 192 unpatented mining claims. To maintain these claims, annual payments are required to be made to the United States Bureau of Land Management by the 1st of September of each year. Additionally, state laws impose additional filings and fees which are required to be made with the Recorder’s Office in the local county in which the claims are located. Additionally, some counties impose property taxes on unpatented mining claims which are due at various dates. As of December 31, 2025, all the unpatented mineral claims are believed by the Company Management to be in good standing.

Note 8 – Executive Restricted Stock Unit Agreement

Effective August 1, 2020, the Company and Michael Lavigne, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of common stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of December 31, 2025 and 2024, 975,000 and 795,000 restricted stock units may be settled in shares of common stock, respectively. During the years ended December 31, 2025 and 2024, the Company recognized $29,666 and $21,845 of stock-based compensation related to the agreement, respectively.

Note 9 – Related Party Transactions

Notes Payable – Related Parties

During the year ended December 31, 2024, the Company entered into four unsecured promissory notes with GEM totaling $115,000. The promissory notes bear interest at 5% per annum and are payable on demand. As of December 31, 2025 and 2024, the notes payable – related parties balance was $168,000, with accrued interest of $32,668 and $20,558, respectively.

Unsecured advances – related party

During the year ended December 31, 2024, a related party paid $49,030 of expenses on the Company’s behalf. As of December 31, 2025 and 2024, the advances related party balance totaled $70,905.

Series 2020A 8% Unsecured Convertible Notes

In 2020, the Company sold $285,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 142,500 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. Two related parties purchased $60,000 of the 2020A notes. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital as of December 31, 2020. The $237,263 debt discount will be amortized over the term of the loan. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. In July 2020, $25,000 of Series 2020A 8% Unsecured Convertible Notes were converted into 50,000 shares of common stock at a conversion price of $0.50 per share. The Series 2020A 8% Unsecured Convertible Notes that were due and payable in November 2020 and are currently past due. If a default notice is received the interest rate will be 12%. As of December 31, 2025 and 2024, the balance due to a related party under these notes is $50,000, with accrued interest of $22,597 and $18,597, respectively.

3% Secured Convertible Note

On July 1, 2020, the Company issued a $125,000 Secured Convertible Note to a related party as part of the purchase of Clearwater Mining Corporation. The convertible note is secured by common stock of the Company, matures on July 1, 2022 and will accrue interest at the rate of 3% per annum, payable yearly in arrears beginning July 1, 2021. The Note is convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in July 2019. As of December 31, 2025 and 2024, the balance due to a related party under this note was $125,000, with accrued interest of $20,630 and $16,880, respectively.

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

As of December 31, 2025, the total derivative liability on the above note was adjusted to a fair value of $99,751. The fair value of the conversion option was estimated using the Black-Scholes option pricing model and the following assumptions during the period: fair value of stock $0.18, volatility of 177.60%, expected term of 0.50 years, risk-free rate of 3.59% and a dividend yield of 0%.

As of December 31, 2025 and 2024, the principal balance on the loan was $110,000, with accrued interest of $59,487 and $46,287, respectively.

Consulting Agreement

On December 29, 2022, the Company entered into a two-year consulting agreement with Rock Creek Mining Company commencing on December 1, 2022, to provide consulting and advisory services. Michael Lavigne, the Company’s CEO, is an officer and a Director of Rock Creek Mining Company. The consulting agreement provides for compensation of $6,000 per month, payable on demand. During the years ended December 31, 2025, the Company incurred consulting fees of $72,000. As of December 31, 2025 and 2024, the balance due to Rock Creek Mining Company was $204,000 and $132,000, respectively.

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

John Ryan, was our prior CFO and a director, is the President, Chief Executive Officer and a director of GEM, and Howard Crosby, a former director, is a director of GEM. GEM owns 44.5% of our common stock.

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

Accounts Payable – Related Parties

Accounts payable due to related parties is included in our consolidated balance sheets as follows:

	December 31, 2025	December 31, 2024
Accounts payable –Rock Creek Mining Co.	$204,000	$132,000
Accounts payable – Mr. Lavigne	1,250	1,250
Accounts payable – Mr. Schifrin	12,500	12,500
Accounts payable –Evolution Mining Co.	6,500	–
	$224,250	$145,750

Accrued Interest – Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	December 31, 2025	December 31, 2024
Accrued interest payable – Mr. Gibbs	$34,929	$27,329
Accrued interest payable – Mr. Lavigne	9,797	7,037
Accrued interest payable – Mr. Schifrin	20,630	16,880
Accrued interest payable – Gold Express Mines, Inc	70,026	51,076
	$135,382	$102,322

Note 10 – Income Taxes

Our net operating loss carry forward as of December 31, 2025 was $5,433,000, which may be used to offset future income taxes. Our net operating loss carry forward as of December 31, 2024 was $5,433,000, which may be used to offset future income taxes. The Company adopted ASC 2023-09 during the year ended December 31, 2025 prospectively. Our reconciliation between the expected federal income tax benefit computed by applying the U.S. federal statutory rate to our net loss and the actual benefit for taxes on net loss for 2025 and 2024 is as follows:

	Years Ended December 31,
	2025			2024
Expected federal income tax benefit at statutory rate	$52,451	21%		$72,035	21%
State taxes	8,742	3.5%		12,006	3.5%
Change in valuation allowance	(61,193)	(24.5%	)	(84,041)	(24.5%	)
Income tax benefit	$–			$–

Our deferred tax assets as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Deferred tax asset	$1,331,167	$1,269,975
Valuation allowance	(1,331,167)	(1,269,975)
Deferred tax assets, net of allowance	$–	$–

Note 11 – Subsequent Events

On January 12, 2026, the Company entered into a letter of intent and option purchase agreement (“LOI”) to acquire the Ophir Creek Placer Gold Mine from Village Gold, Inc. (“Seller”) Pursuant to the LOI, the Company will acquire nine State of Alaska and Federal mining claims known as Ophir Creek mining claims located near Ophir Alaska and all heavy equipment and mining equipment present on the project including equipment and fuel storage. Upon signing the LOI, the Company will pay the Seller $25,000 which will be the Option Purchase price. This payment will be non-refundable after the 60 day due diligence period. Under the terms of the purchase of the assets of the Seller, The Company will pay the Seller $2,500,000, the total purchase price, as follows: $25,000 paid at the signing of the LOI, $100,000 paid at the time of signing the definite agreement, $500,000 on July 1, 2026, $500,000 on October 31, 2026, Seller, at its sole discretion, may choose to take this payment in the form of gold at $4,000 per ounce, $750,000 July 1, 2027 and the final payment of $625,000 on January 1, 2028.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN COPPER & GOLD CORP.

Date: March 31, 2026	By: /s/ Michael B. Lavigne Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael B. Lavigne	Chief Executive Officer, President and Director	March 31, 2026
Michael B. Lavigne	(Principal Executive Officer)

/s/ Michael B. Lavigne	Chief Financial Officer and Director	March 31, 2026
Michael B. Lavigne	(Principal Financial and Accounting Officer)

/s/ Greg Schifrin	Director	March 31, 2026
Greg Schifrin

40