Form 10-Q
period 2026-09-30
MAGELLAN COPPER & GOLD Corp
filed 2026-11-03
CIK 1515317

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

On November 3, 2026, there were 25,964,295 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

MAGELLAN COPPER & GOLD CORP.

Form 10-Q

September 30, 2026

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Magellan Copper & Gold Corp.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash	$1,192	$547
Prepaid expenses and other current assets	6,030	9,950
Total current assets	7,222	10,497

Total assets	$7,222	$10,497

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$227,683	$206,232
Accounts payable - related party	286,250	224,250
Accrued liabilities	206,469	214,089
Convertible note payable, net - related party	285,000	285,000
Convertible note payable, net	380,978	380,978
Accrued interest - related parties	166,990	135,382
Accrued interest	262,620	226,182
Advances payable - related party	71,105	70,905
Advances payable	228,252	67,988
Notes payable	25,000	25,000
Notes payable - related party	168,000	168,000
Derivative liability	213,794	99,751
Total current liabilities	2,522,141	2,103,757

Total liabilities	2,522,141	2,103,757

Commitments and contingencies

Shareholders' deficit:
Preferred shares, 25,000,000 shares Series A preferred stock - $10.00 stated value; 2,500,000 authorized; 0 shares issued and outstanding	–	–
Common shares, $0.001 par value; 1,000,000,000 shares authorized; 25,964,295 and 27,379,295 shares issued and outstanding, respectively	25,965	27,380
Additional paid-in capital	20,085,682	20,074,973
Accumulated deficit	(22,626,566)	(22,195,613)
Shareholders' deficit:	(2,514,919)	(2,093,260)

Total liabilities and shareholders' deficit	$7,222	$10,497

See accompanying notes to the unaudited consolidated financial statements

Magellan Copper & Gold Corp.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Operating expenses:
General and administrative expenses	$51,355	$31,603	$223,864	$136,953
Impairment expense	–	–	25,000	–
Total operating expenses	51,355	31,603	248,864	136,953

Operating loss	(51,355)	(31,603)	(248,864)	(136,953)

Other income (expense):
Interest expense	(22,931)	(18,264)	(68,046)	(59,671)
Loss on conversion of debt	–	–	–	(19,950)
Gain (loss) on change in derivative liability	50,872	(103,410)	(114,043)	(118,452)

Total other income (expense)	27,941	(121,674)	(182,089)	(198,073)

Net loss	$(23,414)	$(153,277)	$(430,953)	$(335,026)

Basic net loss per common share	$(0.00)	$(0.01)	$(0.02)	$(0.01)
Diluted net loss per common share	$(0.00)	$(0.01)	$(0.02)	$(0.01)

Basic weighted average	25,964,295	27,379,295	26,430,779	26,976,550
Diluted weighted average	25,964,295	27,379,295	26,430,779	26,976,550

See accompanying notes to the unaudited consolidated financial statements

Magellan Copper & Gold Corp.

Consolidated Statements of Shareholders' Deficit

For the nine months ended September 30, 2026 and 2025

(Unaudited)

			Additional
	Common Stock		Paid - in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2025	27,379,295	$27,380	$20,074,973	$(22,195,613)	$(2,093,260)

Repurchase of common stock, related party	(1,415,000)	(1,415)	(12,735)	–	(14,150)
Stock based compensation	–	–	11,466	–	11,466
Net loss	–	–	–	(168,953)	(168,953)
Balance, March 31, 2026	25,964,295	25,965	20,073,704	(22,364,566)	(2,264,897)
Stock based compensation	–	–	7,182	–	7,182
Net loss	–	–	–	(238,586)	(238,586)
Balance, June 30, 2026	25,964,295	25,965	20,080,886	(22,603,152)	(2,496,301)
Stock based compensation	–	–	4,796	–	4,796
Net loss	–	–	–	(23,414)	(23,414)
Balance, September 30, 2026	25,964,295	$25,965	$20,085,682	$(22,626,566)	$(2,514,919)

Balance, December 31, 2024	26,157,635	$26,158	$19,855,547	$(21,763,588)	$(1,881,883)

Shares issued for cash	1,000,000	1,000	139,000	–	140,000
Shares issued for the conversion of debt and accrued interest	221,660	222	50,760	–	50,982
Stock based compensation	–	–	8,220	–	8,220
Net loss	–	–	–	(184,140)	(184,140)
Balance, March 31, 2025	27,379,295	27,380	20,053,527	(21,947,728)	(1,866,821)
Stock based compensation	–	–	6,039	–	6,039
Net income	–	–	–	2,391	2,391
Balance, June 30, 2025	27,379,295	27,380	20,059,566	(21,945,337)	(1,858,391)
Stock based compensation	–	–	5,993	–	5,993
Net income	–	–	–	(153,277)	(153,277)
Balance, September 30, 2025	27,379,295	$27,380	$20,065,559	$(22,098,614)	$(2,005,675)

See accompanying notes to the unaudited consolidated financial statements

Magellan Copper & Gold Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(430,953)	$(335,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment expense	25,000	–
Stock based compensation	23,444	20,252
Loss on conversion of debt	–	19,950
Loss on change in derivative liability	114,043	118,452
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,920	1,875
Accounts payable and accrued liabilities	126,915	45,537
Accounts payable - related party	62,000	54,000
Accrued liabilities	(7,620)	–
Accrued interest	68,046	47,842

Net cash used in operating activities	(15,205)	(27,118)

Financing activities:
Repayment of notes payable from third parties	–	(20,000)
Repayment of advances from third parties	–	(93,390)
Proceeds from advances from third parties	30,000	–
Repurchase of common stock, related party	(14,150)	–
Proceeds from sale of common stock	–	140,000

Net cash provided by financing activities	15,850	26,610

Net change in cash	645	(508)
Cash at beginning of period	547	896

Cash at end of period	$1,192	$388

Supplemental disclosure of cash flow information
Cash paid for interest	$–	$11,829
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities:
Expenses paid on behalf of the Company	$130,464	$42,664
Shares issued for the conversion of debt and accrued interest	$–	$31,032

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

On June 4, 2026, the Company, formed a new wholly owned subsidiary, Magellan Energy Corp. (“Magellan Energy”), to explore business options om energy production, storage and distribution.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2025.

Our consolidated financial statements include our accounts and the accounts of our 100% owned subsidiaries, Clearwater, M Gold and Magellan Energy Corp. All intercompany transactions and balances have been eliminated. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net loss per share, except for instances in which there is a net loss. For the nine months ended September 30, 2026, 72,000 stock options and 3,823,957 shares issuable from convertible notes were considered for their dilutive effects. For the nine months ended September 30, 2025, 72,000 stock options and 2,249,002 shares issuable from convertible notes were considered for their dilutive effects.

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

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At September 30, 2026, we had a working capital deficit of $2,514,919, we had not yet generated any significant revenues or achieved profitable operations and we have accumulated losses of $22,626,566. We expect to incur further losses in the development of our business, all of which raises substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due, of which there can be no assurance.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock but cannot assure that any future financing will occur.

Note 3 – Mineral Rights and Properties

Ophir Creek Placer Gold Mine

On January 12, 2026, the Company entered into a letter of intent and option purchase agreement (“LOI”) to acquire the Ophir Creek Placer Gold Mine from Village Gold, Inc. (“Seller”) Pursuant to the LOI, the Company will acquire nine State of Alaska and Federal mining claims known as Ophir Creek mining claims located near Ophir Alaska and all heavy equipment and mining equipment present on the project including equipment and fuel storage. Upon signing the LOI, the Company will pay the Seller $25,000 which will be the Option Purchase price. This payment will be non-refundable after the 60 day due diligence period. Under the terms of the purchase of the assets of the Seller, The Company will pay the Seller $2,500,000, the total purchase price, as follows: $25,000 paid at the signing of the LOI, $100,000 paid at the time of signing the definite agreement, $500,000 on July 1, 2026, $500,000 on October 31, 2026, Seller, at its sole discretion, may choose to take this payment in the form of gold at $4,000 per ounce, $750,000 July 1, 2027 and the final payment of $625,000 on January 1, 2028. In January 2026, the Company paid $25,000 under this agreement. During the nine months ended September 30, 2026, the Company evaluated the Ophir Creek Placer Gold mineral rights and properties for impairment and recorded an impairment expense of $25,000. As of September 30, 2026, the Ophir Creek Placer Gold mineral rights and properties balance was $0.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2026 and December 31, 2025:

	Level 1	Level 2	Level 3	Fair value at September 30, 2026
Liabilities:
Derivative liability	$–	$–	$213,794	$213,794

	Level 1	Level 2	Level 3	Fair value at December 31, 2025
Liabilities:
Derivative liability	$–	$–	$99,751	$99,751

There were no transfers between Level 1, 2 or 3 during the period.

The table below presents the change in the fair value of the derivative liability during the nine months ended September 30, 2026:

Fair value as of December 31, 2025	$99,751
Loss on change in fair value of derivatives	114,043
Fair value as of September 30, 2026	$213,794

Note 5 – Notes Payable, Convertible Note Payable and Derivative Liability

Unsecured advances

During the nine months ended September 30, 2026, third parties advanced $30,000 in cash and paid $114,619 of expenses on the Company’s behalf. The advances are unsecured, non-interest bearing and are payable on demand. As of September 30, 2026 and December 31, 2025, the advances balance totaled $228,252 and $67,988, respectively.

Notes payable

On February 27, 2025, the Company entered into a debt conversion agreement to issue a total of 221,660 shares of our common stock for the conversion of $23,000 in principal and $8,032 of interest and recognized a loss of $19,950. During the year ended December 31, 2025, the Company repaid notes payable of $20,000. As of September 30, 2026 and December 31, 2025, the notes payable balance was $25,000, with accrued interest of $12,737 and $10,493, respectively. The promissory notes bear interest at 12% per annum and are payable on demand.

Series 2019A 10% Unsecured Convertible Notes

In 2019, the Company sold $135,000 of Series 2019A 10% Unsecured Convertible Notes. The purchase price of the Note is equal to the principal amount of the Note. The Series 2019A Notes are convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The lenders were issued 100,000 common stock warrants with an exercise price of $2.00 per share. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in August and December 2019. The $135,000 debt discount is amortized over the term of the loan. The Notes will accrue interest at the rate of 10% per annum, payable quarterly in arrears. The Notes mature twelve (12) months from the date of issue. The maturity date can be extended at the option of the Company for an additional one (1) year. There are two Series 2019A 10% Unsecured Convertible Notes that were due and payable in August 2020 and are currently past due and in default. The default interest rate on the notes is 12%. As of September 30, 2026 and December 31, 2025, the balance due under these notes is $75,000, with accrued interest of $60,213 and $53,481, respectively.

On October 1, 2019, the Company sold a 10% Unsecured Convertible Note for $145,978 due on demand to settle accounts payable. The purchase price of the 10% Unsecured Convertible Note is equal to the principal amount of the Note. The 10% Unsecured Convertible Note is convertible into shares of Common Stock at a conversion price of $1.00 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital in October 2019. The debt discount will be amortized over the term of the loan. The 10% Unsecured Convertible Note will accrue interest at the rate of 10% per annum payable quarterly, accruing from the date of issuance. The 10% Unsecured Convertible Note is currently past due and in default. The default interest rate on the notes is 12%. As of September 30, 2026 and December 31, 2025, the balance due under this note is $145,978, with accrued interest of $104,328 and $91,226, respectively.

Series 2020A 8% Unsecured Convertible Notes

In 2020, the Company sold $285,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 142,500 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. Two related parties purchased $60,000 of the 2020A notes. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital as of December 31, 2020. The $237,263 debt discount will be amortized over the term of the loan. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. In July 2020, $25,000 of Series 2020A 8% Unsecured Convertible Notes were converted into 50,000 shares of common stock at a conversion price of $0.50 per share. The Series 2020A 8% Unsecured Convertible Notes that were due and payable in November 2020 and are currently past due and in default. The default interest rate on the notes is 12%. As of September 30, 2026 and December 31, 2025, the balance due to a third party under these notes is $160,000, with accrued interest of $85,342 and $70,982, respectively.

Note 6 – Stockholders’ Deficit

Share repurchase

On January 6, 2026, the Company entered into a securities purchase agreement with Golden Express Mines, Inc., a related party, to repurchase 1,415,000 shares of its common stock at $0.01 per share for total consideration of $14,150.

Stock Warrants, Stock Options, and the 2017 Equity Incentive Plan:

Under the 2017 Equity Incentive Plan, the Company is authorized to grant rights to acquire up to a maximum of 200,000 shares of common stock. The 2017 Plan provides for the grant of (1) both incentive and non-statutory stock options, (2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights. As of September 30, 2026, the Company had 128,000 shares available for future grants.

Stock option activity within the 2017 Equity Incentive Plan and warrant activity outside the plan, for the nine months ended September 30, 2026 is as follows:

	Stock Options		Stock Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2025	72,000	$2.00	–	$–
Granted	–	–	–	–
Cancelled	–	–	–	–
Expired	–	–	–	–
Exercised	–	–	–	–
Outstanding at September 30, 2026	72,000	$2.00	–	$–
Exercisable at September 30, 2026	72,000	$2.00	–	$–

As of September 30, 2026, the outstanding stock options have a weighted average remaining term of 1.07 years and have no intrinsic value.

Note 7 – Commitments and Contingencies

Mining Claims

We currently own directly or hold indirectly through mineral leases or other contracts a total of 192 unpatented mining claims. To maintain these claims, annual payments are required to be made to the United States Bureau of Land Management by the 1st of September of each year. Additionally, state laws impose additional filings and fees which are required to be made with the Recorder’s Office in the local county in which the claims are located. Additionally, some counties impose property taxes on unpatented mining claims which are due at various dates. As of September 30, 2026, all the unpatented mineral claims are believed by the Company Management to be in good standing.

Note 8 – Executive Employment Agreement

Effective August 1, 2020, the Company and Michael Lavigne, executed a Restricted Stock Unit Agreement pursuant to which the Company agreed to grant to Mr. Lavigne, in consideration of services to be rendered as President, CEO and Director, restricted stock units consisting of 15,000 units for each month of service. The vested stock units will be settled in shares of common stock upon or as soon as practicable (a) upon written request any time after December 31, 2020 or (b) following the termination date, whichever occurs first. As of September 30, 2026 and December 31, 2025, 1,110,000 and 975,000 restricted stock units may be settled in shares of common stock, respectively. During the nine months ended September 30, 2026, the Company recognized $23,444 of stock-based compensation related to the agreement.

Note 9 – Related Party Transactions

Notes Payable – Related Parties

The promissory notes bear interest at 5% per annum and are payable on demand. As of September 30, 2026, and December 31, 2025, the notes payable – related parties balance was $168,000, with accrued interest of $44,306 and $32,668, respectively.

Unsecured advances – related party

As of September 30, 2026, and December 31, 2025, the advances related party balance totaled $71,105 and $70,905, respectively.

Series 2020A 8% Unsecured Convertible Notes

In 2020, the Company sold $285,000 of Series 2020A 8% Unsecured Convertible Notes with a maturity date of November 30, 2020. The purchase price of the Note is equal to the principal amount of the Note. The Series 2020A Notes are convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The lenders were issued 142,500 common stock warrants with an exercise price of $0.50 per share for a term of 5 years. Two related parties purchased $60,000 of the 2020A notes. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature as a debt discount and additional paid in capital as of December 31, 2020. The $237,263 debt discount will be amortized over the term of the loan. The Notes will accrue interest at the rate of 8% per annum, payable quarterly in arrears. In July 2020, $25,000 of Series 2020A 8% Unsecured Convertible Notes were converted into 50,000 shares of common stock at a conversion price of $0.50 per share. The Series 2020A 8% Unsecured Convertible Notes that were due and payable in November 2020 and are currently past due and in default. The default interest rate on the notes is 12%. As of September 30, 2026, and December 31, 2025, the balance due to a related party under these notes is $50,000, with accrued interest of $27,085 and $22,597, respectively.

3% Secured Convertible Note

On July 1, 2020, the Company issued a $125,000 Secured Convertible Note to a related party as part of the purchase of Clearwater Mining Corporation. The convertible note is secured by common stock of the Company, matures on July 1, 2022 and will accrue interest at the rate of 3% per annum, payable yearly in arrears beginning July 1, 2021. The Note is convertible into shares of Common Stock at a conversion price of $0.50 during the life of the Note. The Company evaluated the conversion option and concluded a beneficial conversion feature was present at issuance. The Company recognized the beneficial conversion feature and relative fair value of the warrants as a debt discount and additional paid in capital in July 2019. The 3% Secured Convertible Notes were due and payable in July 2022 and is currently past due and in default. The default interest rate on the notes is 6%. As of September 30, 2026 and December 31, 2025, the balance due to a related party under this note was $125,000, with accrued interest of $26,239 and $20,630, respectively.

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

As of September 30, 2026, the total derivative liability on the above note was adjusted to a fair value of $213,794. The fair value of the conversion option was estimated using the Black-Scholes option pricing model and the following assumptions during the period: fair value of stock $0.12, volatility of 248.32%, expected term of 0.50 years, risk-free rate of 4.33% and a dividend yield of 0%.

As of September 30, 2026, and December 31, 2025, the principal balance on the loan was $110,000, with accrued interest of $69,360 and $59,487, respectively.

Consulting Agreement

On December 29, 2022, the Company entered into a two-year consulting agreement with Rock Creek Mining Company commencing on December 1, 2022, to provide consulting and advisory services. Michael Lavigne, the Company’s CEO, is an officer and a Director of Rock Creek Mining Company. The consulting agreement provides for compensation of $6,000 per month, payable on demand. During the nine months ended September 30, 2026, the Company incurred consulting fees of $54,000. As of September 30, 2026 and December 31, 2025, the balance due to Rock Creek Mining Company was $258,000 and $204,000, respectively.

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

Accounts Payable – Related Parties

Accounts payable due to related parties is included in our consolidated balance sheets as follows:

	September 30, 2026	December 31, 2025
Accounts payable –Rock Creek Mining Co.	$258,000	$204,000
Accounts payable – Mr. Lavigne	1,250	1,250
Accounts payable – Mr. Schifrin	12,500	12,500
Accounts payable –Evolution Mining Co.	14,500	6,500
Total Accounts Payable – Related Parties	$286,250	$224,250

Accrued Interest – Related Parties

Accrued interest due to related parties is included in our consolidated balance sheets as follows:

	September 30, 2026	December 31, 2024
Accrued interest payable – Mr. Gibbs	$42,109	$34,929
Accrued interest payable – Mr. Lavigne	11,861	9,797
Accrued interest payable – Mr. Schifrin	26,240	20,630
Accrued interest payable – Gold Express Mines, Inc	86,780	70,026
Total Accrued Interest – Related Parties	$166,990	$135,382

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

Results of Operations for the three months ended September 30, 2026 and 2025

	Three months ended September 30,
	2026	2025
Operating expenses:
General and administrative expenses	$51,355	$31,603
Impairment expense	–	–
Total operating expenses	51,355	31,603

Operating loss	(51,355)	(31,603)

Other income (expense):
Interest expense	(22,931)	(18,264)
Gain (loss) on change in derivative liability	50,872	(103,410)
Total other income (expense)	27,941	(121,674)

Net loss	$(23,414)	$(153,277)

Operating expenses

During the three months ended September 30, 2026, our total operating expenses included general and administrative expenses of $51,355 as compared to $31,603 during the three months ended September 30, 2025. The $19,752 change was mainly related to an increase in professional and administrative fees.

Other income (expense)

During the three months ended September 30, 2026, total other income was $27,941 as compared to other expense of $121,674 during the three months ended September 30, 2025. The $149,615 change was mainly related to the change in derivative liability.

Results of Operations for the nine months ended September 30, 2026 and 2025

	Nine months ended September 30,
	2026	2025
Operating expenses:
General and administrative expenses	$223,864	$136,953
Impairment expense	25,000	–
Total operating expenses	248,864	136,953

Operating loss	(248,864)	(136,953)

Other expense:
Interest expense	(68,046)	(59,671)
Loss on conversion of debt	–	(19,950)
Loss on change in derivative liability	(114,043)	(118,452)
Total other expense	(182,089)	(198,073)

Net loss	$(430,953)	$(335,026)

Operating expenses

During the nine months ended September 30, 2026, our total operating expenses included general and administrative and impairment expenses of $248,864 as compared to $136,653 during the nine months ended September 30, 2025. The $111,911 change was mainly related to the $25,000 impairment expense related to the Ophir Creek Placer Gold mineral rights and properties and an increase in professional and administrative fees.

Other expense

During the nine months ended September 30, 2026, total other expense was $182,089 as compared to other expense of $198,073 during the nine months ended September 30, 2025. The $15,984 change was mainly related to a loss on conversion of debt in the prior year.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At September 30, 2026, we had not yet generated sufficient revenues or achieved profitable operations, and we have accumulated losses of $22,626,566. We expect to incur further losses in the development of our business, all of which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due, of which there can be no assurance.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock but cannot assure that any future debt or equity financing will occur.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Nine months ended September 30,
	2026	2025
Net cash used in operating activities	$(15,205)	$(27,118)

Net cash provided by financing activities	15,850	26,610

Net change in cash	645	(508)
Cash beginning of period	547	896
Cash end of period	$1,192	$338

At September 30, 2026, we had $1,192 in cash and a $2,514,919 working capital deficit. This compares to cash of $547 and a working capital deficit of $2,093,260 at December 31, 2025.

Net cash used in operating activities during the nine months ended September 30, 2026 was $15,205 and was mainly comprised of our $430,953 net loss during the period, adjusted by non-cash charges $25,000 of impairment expense, $23,444 of stock compensation, and a loss on change in derivative liability of $114,043. In addition, it reflects changes in operating assets and liabilities of $253,261.

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

During the nine months ended September 30, 2026, net cash provided by financing activities was $15,850 comprised of $30,000 in proceeds from advances from third parties offset by the repurchase of common stock, related party of $14,150.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None, except as previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 3, 2026

MAGELLAN COPPER & GOLD CORP. By: /s/ Michael Lavigne Michael Lavigne Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

